Form 10-Q
period 2007-06-30
HeartWare LTD
filed 2007-08-14
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to _______________
COMMISSION FILE NUMBER: 000-52595
HEARTWARE LIMITED
(Exact name of registrant as specified in its charter)

State of Victoria, Australia	98-0498958

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Level 57, MLC Centre
19-29 Martin Place
Sydney NSW 2000
Australia
+61 2 9238 2064
(Address of principal executive offices) (Zip Code)
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant is, a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Large-accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of July 31, 2007, the registrant had 248,012,277 ordinary shares outstanding.

References
Unless the context requires otherwise, references in this Form 10-Q to:
•	“HeartWare,” “the Company,” “Successor”, “we,” “us” and “our” refer to HeartWare Limited and its consolidated subsidiary.

•	“HeartWare, Inc.” refers to HeartWare, Inc., a Delaware corporation incorporated on April 3, 2003. HeartWare, Inc. was acquired by HeartWare Limited on January 24, 2005.
US Dollars
Unless indicated otherwise in this Form 10-Q, all references to $ or dollars refer to US dollars. References to AU$ mean the lawful currency of the Commonwealth of Australia.
Trademarks
HeartWare, HVAD, MVAD and IV VAD, are the trademarks of the Company, in the United States, Australia and other countries. All other trademarks and trade names mentioned in this Form 10-Q are the property of their respective owners.

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
HEARTWARE LIMITED
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	25,443,410	$16,697,769
Receivables	25,453	18,050
Prepaid expenses and other assets	581,593	598,793

Total current assets	26,050,456	17,314,612

Property, plant and equipment, net	3,003,444	2,710,870
Other intangible assets, net	263,758	217,197
Deferred financing Costs	294,657	—

Total Assets	$29,612,315	$20,242,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,257	$308,364
Accrued expenses and other current liabilities	1,317,546	1,287,142
Short-term liability — capital raise	18,407,610	—
Convertible notes, current	1,264,708	1,167,481

Total current liabilities	21,160,121	2,762,987

Other long-term payables	25,458	15,936
Shareholders’ equity:
Ordinary shares, no par value - 186,302,597 and 186,262,597 shares outstanding at June 30, 2007 and December 31, 2006 respectively
Additional paid-in capital	49,995,630	48,654,298
Deficit accumulated during the development stage	(42,221,900)	(31,260,167)

Accumulated other comprehensive income:
Cumulative translation adjustments	653,006	69,625

Total Shareholders’ Equity	8,426,736	17,463,756

Total Liabilities and Shareholders’ Equity	$29,612,315	$20,242,679

The accompanying notes are an integral part of these condensed financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative Period
					from November 26,
					2004 (Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		Through
	2007	2006	2007	2006	June 30, 2007

Revenues	$—	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	1,952,936	1,549,435	3,722,903	2,888,949	14,058,916
Research and development expenses	3,865,363	2,597,226	7,012,521	4,547,892	29,395,107

Total operating expenses	5,818,299	4,146,661	10,735,424	7,436,841	43,454,023

Loss from operations	(5,818,299)	(4,146,661)	(10,735,424)	(7,436,841)	(43,454,023)

Foreign exchange income (loss)	(441,669)	4,758	(549,371)	84,676	(639,353)
Interest income, net	132,990	209,711	323,062	268,722	1,884,705
Other, net	—	2,326	—	2,326	(13,229)

Loss before income taxes	(6,126,978)	(3,929,866)	(10,961,733)	(7,081,117)	(42,221,900)
Provision for income taxes	—	—	—	—	—

Net loss	$(6,126,978)	$(3,929,866)	$(10,961,733)	$(7,081,117)	$(42,221,900)

Loss per ordinary share - basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Weighted average shares outstanding — basic and diluted	186,302,597	169,794,376	186,299,282	162,983,281

The accompanying notes are an integral part of these condensed financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative Period
			from November 26,
			2004 (Inception)
	Six Months Ended June 30,		Through
	2007	2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,961,733)	$(7,081,117)	$(42,221,900)
Adjustments to reconcile net loss to net cash used in operating activities:			—
Depreciation	268,832	181,113	887,558
Amortization	9,702	5,231	36,692
Share-based compensation expense	1,335,047	340,973	4,172,903
Loss on disposal of assets	—	8,015	13,229
Accrued interest	11,941	10,772	53,294
Increase (decrease) in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(6,093)	(133,898)	(22,848)
Prepaid expenses and other current assets	39,023	(230,925)	(220,150)
Note receivable, current	—	—	794
Accounts payable	(140,930)	(791,243)	(658,072)
Accrued expenses and other current liabilities	25,729	557,782	1,358,543

Net cash used in operating activities	(9,418,482)	(7,133,297)	(36,599,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(552,131)	(667,240)	(3,697,026)
Additions to patents	(56,263)	—	(300,450)
Net cash provided by acquisition	—	—	126,380
Proceeds from dispositions of assets	—	22,432	23,701

Net cash flows used in investing activities	(608,394)	(644,808)	(3,847,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of share capital	6,285	23,542,760	47,046,217
Proceeds from short-term borrowings, net of deferred financing costs	18,112,953	—	18,112,953

Net cash provided by financing activities	18,119,238	23,542,760	65,159,170

Effect of exchange rate on cash	653,279	(665,689)	731,592

INCREASE IN CASH AND CASH EQUIVALENTS	8,745,641	15,098,966	25,443,410

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	16,697,769	10,036,941	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$25,443,410	$25,135,907	$25,443,410

Supplemental cash flow information:
Cash paid during the year for:
Interest	$11,941	$10,921	$54,587

The accompanying notes are an integral part of these condensed financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

				Accumulated	Deficit
				Other	Accumulated
	Ordinary Shares		Additional	Comprehensive	During
	Shares		Paid-In	Income	Development
	Issued	$	Capital	(Loss)	Stage	Total

Balance December 31, 2006	186,262,597	$—	$48,654,298	$69,625	$(31,260,167)	$17,463,756
Issuance of ordinary shares pursuant to stock option exercise	40,000	—	6,285	—	—	6,285
Share based compensation		—	1,335,047	—	—	1,335,047
Net loss		—	—	—	(10,961,733)	(10,961,733)
Other accumulated comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	583,381	—	583,381

Balance June 30, 2007	186,302,597	$—	$49,995,630	$653,006	$(42,221,900)	$8,426,736

The accompanying notes are an integral part of these condensed financial statements

1. Basis of Presentation
Development Stage
We have operated as a development stage enterprise since our inception. We are a medical device company that is focused on developing and commercializing a family of blood pumps designed to be surgically implanted to help augment blood circulation in patients suffering from chronic and end-stage heart failure. We devote substantially all of our efforts to research and development of products, raising capital and developing markets for our products. Accordingly, our financial statements have been prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” issued by the Financial Accounting Standards Board (“FASB”).
The Company’s success will depend in part on its ability to successfully complete clinical trials, obtain necessary regulatory approvals, obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries.
Interim Financial Statements
The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Registration Statement on Form 10 as amended. The consolidated statements of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any future period or for the full year.
In the opinion of management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented.
2. Significant Accounting Policies
Principles of Consolidation
The unuaudited interim condensed financial statements include the accounts of HeartWare Limited and its subsidiary, HeartWare, Inc. All inter-company balances and transactions have been eliminated on consolidation.
Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Ordinary Share
Basic loss per ordinary share is computed by dividing net loss for the period by the weighted average number of ordinary shares outstanding during the period. Diluted loss per ordinary share is computed by dividing net loss for the period by the weighted average number of ordinary shares outstanding during the period, plus the dilutive effect of ordinary share equivalents, such as options.
Share-based Payments
We elected to early adopt SFAS 123(R) “Share-Based Payments” effective January 1, 2005. We use the Black-Scholes option value method. Under the fair value recognition provisions of SFAS 123(R), we recognize share-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.
Calculating share-based compensation expense requires the input of highly subjective assumptions, including an estimated expected life of the option, share price volatility and a forfeiture rate. We have used the estimated life of the option in determining the fair value.
We estimate the volatility of our ordinary shares on the date of grant based on the volatility of our publicly-traded ordinary shares. We estimate the forfeiture rate based on our historical experience of our employee retention rate. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.
The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share based compensation expense could be materially different in the future.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations, or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 is effective for the Company’s financial statements for the year beginning January 1, 2008, with earlier adoption permitted. The Company does not expect adoption of this statement to have an impact on its consolidated financial position or results of operations.

3. Property and Equipment
Property and equipment, net consists of the following:

		As of
		June 30,	December 31,
	Useful Lives	2007	2006
Property, Plant and Equipment
Machinery and equipment	5 to 7 years	$3,054,487	$2,811,800
Leasehold improvements	3 to 5 years	283,241	209,116
Office equipment, furniture and fixtures	5 to 7 years	304,868	143,886
Software	5 to 7 years	370,307	276,092

		4,012,903	3,440,894
Less: accumulated depreciation		(1,009,459)	(730,024)

		$3,003,444	$2,710,870

Depreciation expense was $268,832 and $181,113 for the six months ended June 30, 2007 and 2006, respectively.
4. Short-term liability — capital raise
On July 26, 2007, as described in Note 12 Subsequent Events, the Company completed a capital raise and issued ordinary shares. As of June 30, 2007 the Company received funds totaling $18,407,610 pursuant to that offering. As the issuance of shares required shareholder approval the funds received were recorded as a short-term liability until shareholder approval was granted and the shares were issued.
5. Accrued Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2007	2006
Accrued expenses and other current liabilities
Accrued R&D materials	$328,543	$504,528
Accrued payroll and other employee costs	512,642	409,441
Accrued professional fees	325,465	261,317
Other accrued expenses	150,896	111,856

	$1,317,546	$1,287,142

6. Lease Obligations
Future minimum rental commitments at June 30, 2007 under non-cancelable operating lease agreements are as follows:

Operating Leases
2007	$770,555
2008	278,528
2009	75,895
2010	75,895
2011	6,325

Total minimum lease payments	$1,207,198

Rent expense was $194,000 and $111,000 for the six months ended June 30, 2007 and 2006, respectively.
7. Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies". As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitation remained open. No resulting unrecognized tax benefits were identified in connection with the implementation of FIN 48.
The Company is subject to income taxes in Australia, U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.
8. Share-based Compensation
The Company has granted plan and non-plan stock options to employees, officers, and directors and advisors of the Company. The HeartWare Limited Employee Share Option Plan (“ESOP”), adopted on December 15, 2004, allows the Company to grant options for ordinary shares of up to 11% of the Company’s ordinary shares then outstanding. In accordance with the ESOP Rules, all ESOP options issued after the Company became listed on the Australian Securities Exchange (“ASX”) must have an exercise price which is not less than the weighted average sale price of ordinary shares sold during the five days (or such other period as the Board determines) prior to the grant of the ESOP option. The options generally vest ratably and can have expiration dates of up to ten years from the date of grant.
The Company has also granted an aggregate of 1,500,000 options outside of our ESOP or any formal plan. Of these options, 1,000,000 were granted to three non-executive directors and 500,000 were granted to a third party for services rendered to the Company. The options granted to the third party service provider have exercise prices per share ranging from AU$0.60 to AU$1.50 per share and were immediately exercisable upon granting. The options granted to the non-executive directors were granted for no consideration and are subject to a vesting schedule whereby, as of December 31, 2006, 800,000 of the 1,000,000 options have vested and the remaining 200,000 options will vest in December 2007. The exercise prices per share with respect to the options granted to non-executive directors range from AU$0.60 to AU$1.50.

Information related to options, including non-plan options, at June 30, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Life	Intrinsic Value
Outstanding at December 31, 2006	20,501,250	$0.70	6.90	$—
Granted	1,150,000	0.93
Exercised	(40,000)	0.16
Forfeited	(105,000)	0.93

Outstanding at June 30, 2007	21,506,250	0.71	6.65	—

Exercisable at June 30, 2007	7,551,262	0.40	1.70	884,166

We recognize compensation expense for our share awards using a straight-line method over the substantive vesting period. The Company allocates expense to general and administrative expense and research and development expense based on the option holders’ employment function. For the three months ended June 30, 2007 and 2006, the Company recorded general and administrative share-based expense of approximately $477,000 and $113,000, respectively and research and development share-based expense of approximately $398,000 and a credit of $3,000, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded general and administrative share-based expense of approximately $743,000 and $239,000, respectively and research and development share-based expense of approximately $592,000 and a credit of $102,000, respectively.
We recognize share-based compensation for the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of approximately 12.5% to all unvested share awards as of June 30, 2007, which represents the portion that we expect will be forfeited each year over the vesting period. We will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.
Under the provisions of Statement No. 123(R), we expect to recognize approximately $2.8 million, net of estimated forfeitures, of future expense for awards granted as of June 30, 2007. These awards have a weighted average remaining vesting period of 1.58 years.
The weighted average grant date fair value per share of options granted for the six months ended June 30, 2007 and 2006 using the Black-Scholes option pricing model was $0.36 and $0.65, respectively.
The Company has 486,981 shares reserved for future issuance under its ESOP at June 30, 2007.

Information related to options, both plan and non-plan, outstanding and exercisable at June 30, 2007 is as follows:

	Stock Options Outstanding
		Weighted
		Average	Weighted	Stock Options Exercisable
		Remaining	Average		Weighted Average
	Options	Contractual Life	Exercise Price	Options	Exercise Price
$0.00 - $0.51	7,534,416	4.11	$0.29	5,837,058	$0.27
$0.52 - $1.00	12,289,732	8.24	0.90	1,364,204	0.73
$1.00 - $1.50	1,682,102	6.30	1.23	350,000	1.22

	21,506,250	6.65	$0.71	7,551,262	$0.40

We recognize share-based compensation on fixed awards with pro rata vesting on a straight-line basis over the award’s vesting period. The fair value of the options used to calculate net loss and net loss per share was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30,
	2007	2006
Dividend yield	0%	0%
Estimated annual volatility	51.10%	55.14%
Risk-free interest rate	5.85%	5.35%
Estimated forfeiture rate	12.5%	6.67%
Estimated holding period (years)	10	10
9. Intangible Assets
The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization are as follows:

	June 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable Intangible
Assets
Patents	$300,450	$(36,692)	$244,187	$(26,990)
Amortization expense for the six months ended June 30, 2007 and 2006 was $9,702 and $5,231, respectively.

Estimated amortization expense for each of the five succeeding fiscal years based upon the Company’s intangible asset portfolio at June 30, 2007 is as follows:

Estimated
Amortization
Expense
2007	$20,030
2008	20,030
2009	20,030
2010	20,030
2011	20,030
10. Convertible Note — Related Party
The Company has a convertible note, denominated in Australian dollars, in the principal amount of AU$1.42 million outstanding at June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, the principal amount of this note translated into US$1.2 million plus accrued interest that would convert into approximately 1.5 million ordinary shares.
The note accrues interest at 2.0% per annum. The conversion price is AU$1.00 per ordinary share. The principal and capitalized interest on the convertible note is repayable on demand as of January 31, 2007, and is therefore included as a current liability. The note has not been converted and the holder of the note, Apple Tree Partners I, L.P., a significant shareholder of the Company, has given a written indication to the Company that it is its present intention to convert the note rather than demand repayment. Interest expense on this note was approximately $12,000 and $11,000 for the six months ended June 30, 2007 and 2006.
11. Net Loss Per Ordinary Share
Basic net loss per ordinary share is computed by dividing net loss applicable to ordinary shares by the weighted-average of ordinary shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per ordinary share for the dilutive effects of convertible securities, options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of diluted loss per ordinary share, as their effect would be anti-dilutive:

	June 30,	December 31,
Ordinary shares issuable upon:	2007	2006
Exercise of stock options	21,506,250	20,501,250
Conversion of convertible note	1,490,171	1,475,396
12. Subsequent Events
On July 24, 2007, the Company issued and sold an aggregate of 2,002,933 of its ordinary shares under its share purchase plan for gross proceeds to the Company of approximately $1.0 million (approximately AU$1.2 million). The ordinary shares were offered to, and purchased by, existing shareholders of the Company resident in Australia and New Zealand only. The Company’s issuance and sale of its ordinary shares under the share purchase plan were exempt from SEC registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Act”).

On July 26, 2007, the Company completed an offering of its ordinary shares in a private placement to a group of institutional and sophisticated investors. The Company issued 59,706,747 ordinary shares for gross proceeds to the Company of approximately $31.7 million (approximately AU$36 million). The Company’s issuance and sale of its ordinary shares in this private placement were exempt from SEC registration pursuant to Regulation S under the Act with respect to Australian and European investors, and pursuant to Regulation D under the Act with respect to United States investors.
The costs of the offerings are estimated to be $1.7 million.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a medical device company focused on developing and commercializing a family of blood pumps designed to be surgically implanted to help augment blood circulation in patients suffering from chronic and end-stage heart failure. Heart failure is one of the leading causes of death in the developed world, affecting over 20 million people globally.
HeartWare Limited was registered in the state of Victoria, Australia on November 26, 2004 for the purpose of raising funds and acquiring HeartWare, Inc., a US-based medical device company that had developed left ventricle assist device, or LVAD, technology. The sole shareholder of HeartWare Limited, prior to raising funds through its initial public offering, was Apple Tree Partners I, L.P., a US based early-stage venture capital fund. Apple Tree Partners I, L.P. was also the majority shareholder of HeartWare, Inc. prior to its acquisition by HeartWare Limited. The companies had entered into a securities exchange agreement on December 13, 2004 whereby HeartWare Limited agreed to acquire all of the outstanding voting shares of HeartWare, Inc. from Apple Tree Partners I, L.P. and various others provided that HeartWare Limited raised $24.5 million prior to the acquisition.
On January 24, 2005, HeartWare Limited completed its initial public offering in Australia and acquired all of the outstanding voting stock of HeartWare, Inc. in exchange for the issuance by HeartWare Limited of 88 million ordinary shares and a convertible note in the principal amount of $1.1 million. As the acquisition of HeartWare, Inc. by HeartWare Limited is considered to be an exchange of equity interests among entities under common control under US GAAP, the Company is not permitted to treat the acquisition as a “business combination” under SFAS No. 141, “Business Combinations”. Instead, the Company is required to account for the transaction at historical cost. Accordingly, the consideration of the transaction is based on the historical value of the assets and liabilities of HeartWare, Inc. at the time of acquisition.
The initial application of our blood pump technology is our HeartWare Ventricular Assist Device, or HVAD pump, which we believe is the smallest full-output LVAD that is currently in clinical trials or in the marketplace. We believe the HVAD pump is the only centrifugal LVAD designed to be implanted above the diaphragm in all patients.
For more than ten years, we have conducted a series of trials of our HVAD pump in vitro, in animals and, more recently, in humans pursuant to an international clinical trial. The design development animal trials for the HVAD pump were conducted to assess anatomical fitting, design, pump mechanics and long-term compatibility with blood components and were completed in 2001. From 2002 until 2004, we conducted other animal studies which culminated in the commencement of “good laboratory practice”, or GLP, animal trials in early 2005. Our GLP animal trials were completed in September 2005, and we commenced our international human clinical trial in Vienna, Austria in March 2006.

Beyond the HVAD pump, we are also evaluating our next generation device, the Miniaturized Ventricular Assist Device, or MVAD. The MVAD is based on the same technology platform as the HVAD pump but adopts an axial flow, rather than a centrifugal flow, configuration. The MVAD, which is currently at the prototype stage and undergoing animal studies, is approximately one-third the size of the HVAD pump. We believe that the MVAD will be implantable by surgical techniques that are even less invasive than those required to implant the HVAD pump. We expect to initiate human clinical trials for the MVAD during mid-2009.
In parallel with the MVAD project, we have commenced design work on our third generation blood pump, which we currently call the IV VAD. The IV VAD will rely on the same underlying technology platform and will be a smaller version of the MVAD. Unlike the HVAD pump or the MVAD, the IV VAD is intended to be positioned within the vasculature and implanted by minimally invasive catheter-based techniques. Once the IV VAD is fully developed, we expect the IV VAD to be about one-tenth the size of the HVAD pump.
We are a development stage company with a limited operating history, and we currently have no products approved for sale. To date, we have not generated revenue, and we have incurred net losses in each year since our inception. The only income we have generated has been from interest. We expect our losses to continue and to increase as we expand our clinical trial activities and initiate commercialization activities.
We have financed our operations primarily through the issuance of ordinary shares. In January 2005, we issued ordinary shares through an initial public offering in Australia and a concurrent US private placement of ordinary shares which raised aggregate net proceeds of approximately $23.4 million. In May 2006 and July 2007, we also we issued ordinary shares through private placements from both US and Australian investors which raised net proceeds of approximately $23.4 million and $31.0 million, respectively.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to make estimates and judgments in preparing the financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our most critical accounting policies and estimates include: translation of foreign currency, accounting for research and development costs and accounting for share based payments. We also have other key accounting policies that are less subjective and, therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.
Translation of Non-US Currency
We translate all assets and liabilities of non-US entities at the year-end exchange rate and translate revenue and expenses at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of shareholders’ equity. Foreign currency transaction gains and losses are included in other, net in the consolidated statements of operations.
We have concluded that the functional currency of our Australian operations is the Australian dollar.

Research and Development
Research and development costs, including new product development programs, regulatory compliance and clinical research, are expensed as incurred.
Share-Based Compensation
We elected to early adopt SFAS 123R effective January 1, 2005. We use the Black-Scholes option value method. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.
Calculating share-based compensation expense requires the input of highly subjective assumptions, including an estimated expected life of the options, share price volatility and a forfeiture rate. We have used the contractual life of the option in determining the fair value.
We estimate the volatility of our ordinary shares on the date of grant based on the historical volatility of our publicly-traded ordinary shares. We estimate the forfeiture rate based on our historical experience of our employee retention rate. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.
The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.
Three and six months ended June 30, 2007 and 2006
Revenue
We are a development stage company and have no revenues to date. We are currently conducting a combined European and Australian clinical trial with our first product, the HVAD pump, and will not generate revenue until we begin a U.S. trial that qualifies for reimbursement from third-party payers, such as Medicare, private health insurance plans and health maintenance organizations or we receive regulatory approval and begin commercial sales of our product.
Cost of Goods Sold
There were no cost of goods sold recognized during the three or six month periods ended June 30, 2007 or 2006, as we had no revenue from the sale of products in those periods.
General and Administrative
General and administrative expenses include office expenses associated with general corporate administration. These costs are primarily related to salaries and wages and related employee costs, depreciation of fixed assets, travel, external consultants and contractors, legal and accounting fees and general infrastructure costs.
During 2006 and into 2007, we experienced significant growth as we negotiated and obtained regulatory approvals to commence our international clinical trials and successfully initiated the trial by implanting the first patient with an HVAD pump. As a result, we experienced a significant expansion of our staff, including senior management, and a related expansion in infrastructure costs.

General and administrative expenses for the three months ended June 30, 2007 were approximately $2.0 million, or 34% of operating expenses, compared to $1.5 million, or 37% of operating expenses, for the three months ended June 30, 2006. The increase of approximately $500,000 was primarily attributable to increased share-based compensation, legal costs associated with initial U.S. filing requirements, professional fees, increased salaries and wages and other employee costs, and other additional infrastructure costs related to corporate growth partially offset by a reduction in recruiting and relocation expenses.
General and administrative expenses for the six months ended June 30, 2007 were approximately $3.7 million, or 35% of operating expenses, compared to $2.9 million, or 39% of operating expenses, for the six months ended June 30, 2006. The increase of approximately $800,000 was primarily attributable to increased share-based compensation and legal, accounting and other professional fees associated with the Company becoming a US SEC filer.
Research and Development
Research and development expenses are the direct and indirect costs associated with developing our products. These expenses consist primarily of salaries and wages and related employee costs, external research and regulatory expenses, and materials and costs associated with clinical trials. Additional costs include travel, facilities and overhead allocations. We expect that research and development expenses will continue to represent a significant portion of our operating expenses.
As noted above, we experienced significant growth in 2006 and achieved significant research and development milestones, including the commencement of animal trials for our next generation heart pump, the MVAD pump.
Research and development expenses for the three months ended June 30, 2007 were approximately $3.9 million, or 66% of operating expenses, compared to approximately $2.6 million, or 63% of operating expenses, for the three months ended June 30, 2006. The increase of $1.3 million was primarily attributable to increased salaries and wages and related employee costs including share based compensation, and increases in travel expenses associated with clinical activities, clinical and regulatory costs and external consultants and research projects related to product development.
Research and development expenses for the six months ended June 30, 2007 were $7.0 million, or 65% of operating expenses, compared to $4.5 million, or 61% of operating expenses, for the six months ended June 30, 2006. The increase of approximately $2.5 million was primarily attributable to increased salaries and wages and related employee costs, increased share based compensation expense, increases in clinical and regulatory expenses and related travel and increases in product development costs including external consultants and research projects.
Other Income
Other income consists primarily of interest income and foreign exchange income or loss. Interest income, net was approximately $133,000 for the three months ended June 30, 2007 as compared to approximately $210,000 for the three months ended June 30, 2006. The decrease was primarily due to lower average cash balances in the second quarter 2007 as compared to the second quarter 2006.

Interest income was approximately $323,000 for the six months ended June 30, 2007 as compared to $269,000 for the six months ended June 30, 2006. The increase was primarily due to increased average cash balances in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.
Foreign exchange loss was approximately $442,000 for the three months ended June 30, 2007 as compared to foreign exchange income of approximately $4,800 for the three months ended June 30, 2006. The difference was due to fluctuations in the value of our U.S. dollar-based cash holdings as a result of movements in the exchange rate between the Australian dollar and the U.S. dollar.
Foreign exchange loss was approximately $550,000 for the six months ended June 30, 2007 as compared to foreign exchange income of approximately $85,000 for the six months ended June 30, 2006. Fluctuations in the value of our U.S. dollar-based cash holdings has resulted in an increase in net unrealized foreign exchange expense for the period.
Income Taxes
We are subject to taxation in the United States and Australia. We have incurred losses since inception. Changes in share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and as such a deferred tax asset has not been recorded.
As of June 30, 2007, we did not have revenues or profit which would be sufficient to allow deferred tax assets to be recognized with a substantial degree of certainty. Accordingly, we applied a 100% valuation allowance against our net deferred tax assets. We intend to monitor closely the question of whether to record a deferred tax asset as we progress toward the commercialization of our products.
Liquidity and Capital Resources
At June 30, 2007, our cash and cash equivalents were $25.4 million as compared to $16.7 million at December 31, 2006.
Cash used in operating activities for the six months ended June 30, 2007 was approximately $9.4 million as compared to $7.1 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, this amount included a net loss of $11.0 million, non-cash adjustments to net income of approximately $1.6 million, primarily comprising approximately $279,000 of depreciation and amortization and $1.3 million of share-based payments partially offset by a decrease in operating assets and liabilities.
For the six months ended June 30, 2006 cash used in operating activities included a net loss of $7.1 million, non-cash adjustments to net income of approximately $546,000, primarily comprising $186,000 of depreciation and amortization and $341,000 of share-based compensation expense.
Cash used in investing activities for the six months ended June 30, 2007 and 2006 was approximately $608,000 and $645,000, respectively, primarily related to the purchase of property and equipment.
Cash provided by financing activities for six months ended June 30, 2007 and 2006 was approximately $18.1 million and $23.5 million, respectively. For the six months ended June 30, 2007 cash provided from financing activities primarily relates to cash received during the period related to the Company’s capital raise which closed on July 26, 2007. The funds received in advance of the closing of the capital raise were treated as short-term borrowing until the time of the closing. Cash provided by financing activities for the six months ended June 30, 2006 was approximately $23.5 million as a result of the issuance of ordinary shares through a private placement.

In July 2007 we completed a private placement and issued shares under our share purchase plan. The Company issued an aggregate of 61,709,680 ordinary shares for gross proceeds of approximately $32.7 million. Financing costs relating to the offering are estimated at $1.7 million.
We believe that cash and cash equivalents on hand and expected cash flows from operations will be sufficient to fund our operations for at least the next twelve months.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.
Interest Rate Risk
Our exposure to interest rate risk is currently confined to our cash that is invested in highly liquid money market funds. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. We do not presently use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.
Our convertible note does not bear interest rate risk as the note was issued at a fixed rate of interest.
Foreign Currency Rate Fluctuations
We conduct business in foreign countries. Our headquarters is located in Sydney, Australia and primarily comprises the executive functions of the Company. All of our trials are presently conducted outside of the United States. We expect to commence trials within the United States expected towards the end of 2007.
Our manufacturing operations are located in Miramar, Florida.
For US reporting purposes, the Company translates all assets and liabilities of its non-US entities at the year-end exchange rate and translates revenue and expenses at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in other, net in the consolidated statements of operations.
We do not presently utilize foreign currency forward contracts and instead hold cash reserves in the currency in which those reserves are anticipated to be expended.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the information set forth in this report you should carefully consider the risk factors discussed in Item 1A — Risk Factors in the Company’s Registration Statement, on Form 10, as amended. There have been no material changes to the Company’s risk factors as discussed in that Registration Statement.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company issued 40,000 ordinary shares pursuant to the exercise of an employee stock option by one individual on January 17, 2007, at an exercise price of AU$0.20 per share for proceeds of AU$8,000 (US$6,825). The issuance of the ordinary shares was exempt form registration pursuant to Rule 701 under the Securities Act. There were no other unregistered sales of our securities during the three months ended June 30, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
An Extraordinary General Meeting of shareholders of the Company was held on 26 July 2007. At the meeting, the shareholders of the Company passed the following resolutions:

		For	Against	Abstain
1.	Approval of a private placement to issue up to 58,333,333 Ordinary Shares with an issue price per share of AU$0.60	100,779,517	141,070	17,500
2.	Participation of director in placement — Mr. Robert Thomas	98,702,167	662,846	15,074
3.	Participation of director in placement — Mr. Robert Stockman	100,258,667	664,346	15,074
4.	Grant of 200,000 options to Mr. Robert Stockman under the Company’s Employee Share Option Plan	97,974,555	2,878,458	85,074

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE LIMITED

Date: August 14, 2007	/s/

Douglas Godshall
Chief Executive Officer

Date: August 14, 2007	/s/

David McIntyre
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002