Form 10-Q
period 2007-09-30
HeartWare LTD
filed 2007-11-14
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
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
Yes  ☐  No    ☑
As of October 31, 2007, the registrant had 248,012,277 ordinary shares outstanding.

References
Unless the context requires otherwise, references in this Form 10-Q to:
•	“HeartWare,” “the Company,” “we,” “us” and “our” refer to HeartWare Limited and its consolidated subsidiary.

•	“HeartWare, Inc.” refers to HeartWare, Inc., a Delaware corporation incorporated on April 3, 2003. HeartWare, Inc. was acquired by HeartWare Limited on January 24, 2005.
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

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
HEARTWARE LIMITED
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,458,594	$16,697,769
Receivables	65,397	18,050
Prepaid expenses and other assets	522,392	598,793

Total current assets	34,046,383	17,314,612

Property, plant and equipment, net	2,870,058	2,710,870
Other intangible assets, net	276,024	217,197

Total Assets	$37,192,465	$20,242,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$467,113	$308,364
Accrued expenses and other current liabilities	920,079	1,287,142
Convertible notes, current	1,322,233	1,167,481

Total current liabilities	2,709,425	2,762,987
Other long-term payables	—	15,936
Shareholders’ equity:
Ordinary shares, no par value - 248,012,277 and 186,262,597 shares outstanding at September 30, 2007 and December 31, 2006 respectively	—	—
Additional paid-in capital	81,567,177	48,654,298
Deficit accumulated during the development stage	(47,668,263)	(31,260,167)

Accumulated other comprehensive income:
Cumulative translation adjustments	584,126	69,625

Total Shareholders’ Equity	34,483,040	17,463,756

Total Liabilities and Shareholders’ Equity	$37,192,465	$20,242,679

HEARTWARE LIMITED
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative Period
					from November 26,
	Three Months Ended		Nine Months Ended		2004 (Inception)
	September 30,		September 30,		Through
	2007	2006	2007	2006	September 30, 2007

Revenues	$—	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	1,768,737	1,453,253	5,491,640	4,342,202	15,827,653
Research and development expenses	3,130,739	3,126,172	10,143,260	7,675,291	32,525,846

Total operating expenses	4,899,476	4,579,425	15,634,900	12,017,493	48,353,499

Loss from operations	(4,899,476)	(4,579,425)	(15,634,900)	(12,017,493)	(48,353,499)

Foreign exchange income (loss)	(678,368)	(71,786)	(1,227,739)	12,890	(1,317,721)
Interest income, net	206,244	319,177	529,306	587,899	2,090,949
Other, net	(74,763)	(8)	(74,763)	2,317	(87,992)

Loss before income taxes	(5,446,363)	(4,332,042)	(16,408,096)	(11,414,387)	(47,668,263)
Provision for income taxes	—	—	—	—	—

Net loss	$(5,446,363)	$(4,332,042)	$(16,408,096)	$(11,414,387)	$(47,668,263)

Loss per ordinary share - basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.07)

Weighted average shares outstanding - basic and diluted	230,616,127	185,775,494	201,233,896	170,664,342

The accompanying notes are an integral part of these condensed financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative Period
			from November 26,
			2004 (Inception)
	Nine Months Ended September 30,		Through
	2007	2006	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,408,096)	$(11,414,387)	$(47,668,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	393,472	256,584	1,012,198
Amortization	15,002	7,847	41,992
Share-based compensation expense	1,987,987	485,136	4,825,843
Loss on disposal of assets	74,763	8,362	87,992
Accrued interest on convertible note	18,514	16,546	59,867
Increase (decrease) in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(45,262)	(2,836)	(62,017)
Prepaid expenses and other current assets	111,151	(36,605)	(148,022)
Note receivable, current	—	—	794
Accounts payable	154,254	(640,466)	(362,888)
Accrued expenses and other current liabilities	(405,605)	304,537	927,209

Net cash used in operating activities	(14,103,820)	(11,015,282)	(41,285,295)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(624,186)	(1,131,731)	(3,769,080)
Additions to patents	(73,829)	(27,695)	(318,016)
Net cash provided by acquisition	—	—	126,380
Proceeds from dispositions of assets	5,778	22,556	29,479

Net cash flows used in investing activities	(692,237)	(1,136,870)	(3,931,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	32,762,777	25,083,954	82,966,533
Payment of offering costs	(1,837,885)	(1,541,194)	(5,001,710)

Net cash provided by financing activities	30,924,892	23,542,760	77,964,823
Effect of exchange rate on cash	631,990	(306,808)	710,303

INCREASE IN CASH AND CASH EQUIVALENTS	16,760,825	11,083,800	33,458,594

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	16,697,769	10,036,941	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$33,458,594	$21,120,741	$33,458,594

Supplemental cash flow information:
Cash paid during the period for:
Interest	$18,559	$16,852	$61,205

The accompanying notes are an integral part of these condensed financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

					Deficit
				Accumulated	Accumulated
	Ordinary Shares		Additional	Other	During the
	Shares		Paid-In	Comprehensive	Development
	Issued	$	Capital	Income	Stage	Total

Balance December 31, 2006	186,262,597	$—	$48,654,298	$69,625	$(31,260,167)	$17,463,756

Issuance of ordinary shares pursuant to stock option exercise	40,000	—	6,285	—	—	6,285
Issuance of ordinary shares pursuant to stock purchase plan	2,002,933	—	1,062,957	—	—	1,062,957

Issuance of ordinary shares pursuant to capital raise, net of offering costs	59,706,747	—	29,855,650	—	—	29,855,650

Share based compensation	—	—	1,987,987	—	—	1,987,987
Net loss	—	—	—	—	(16,408,096)	(16,408,096)

Accumulated other comprehensive income:

Foreign currency translation adjustment	—	—	—	514,501	—	514,501

Balance September 30, 2007	248,012,277	$—	$81,567,177	$584,126	$(47,668,263)	$34,483,040

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
The Company’s success will depend in part on its ability to successfully complete clinical trials, obtain necessary regulatory approvals, obtain patents, raise sufficient funds, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries.
Interim Financial Statements
The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Registration Statement on Form 10 as amended. The consolidated statements of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any future period or for the full year.
In the opinion of management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented.
2. Significant Accounting Policies
Principles of Consolidation
The unaudited interim condensed financial statements include the accounts of HeartWare Limited and its subsidiary, HeartWare, Inc. All inter-company balances and transactions have been eliminated on consolidation.
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

Net Loss Per Ordinary Share
Basic loss per ordinary share is computed by dividing net loss for the period by the weighted average number of ordinary shares outstanding during the period. Diluted loss per ordinary share is computed by dividing net loss for the period by the weighted average number of ordinary shares outstanding during the period, plus the dilutive effect of ordinary share equivalents, such as options. Due to the net loss for all periods presented, all common stock equivalents were excluded because their inclusion would have been anti-dilutive.
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

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.
3. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

		As of
		September 30,	December 31,
	Useful Lives	2007	2006
Property, Plant and Equipment
Machinery and equipment	5 to 7 years	$3,120,744	$2,811,800
Leasehold improvements	3 to 5 years	95,951	209,116
Office equipment, furniture and fixtures	5 to 7 years	286,961	143,886
Software	5 to 7 years	372,076	276,092

		3,875,732	3,440,894
Less: accumulated depreciation		(1,005,674)	(730,024)

		$2,870,058	$2,710,870

Depreciation expense was $393,472 and $256,584 for the nine months ended September 30, 2007 and 2006, respectively.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2007	2006
Accrued Expenses and Other Current Liabilities
Accrued research and development expenses	$325,305	$504,528
Accrued payroll and other employee costs	398,971	409,441
Accrued professional fees	154,862	261,317
Other accrued expenses	40,941	111,856

	$920,079	$1,287,142

At June 30, 2007 the Company had a short-term liability related to funds received totaling $18,407,610 pursuant to an offering of the Company’s securities. As the issuance of shares required shareholder approval the funds received were recorded as a short-term liability until shareholder approval was granted and the shares were issued on July 26, 2007. Upon the issuance of shares, the liability was relieved and the capital was recorded.
5. Lease Obligations
Future annual minimum rental commitments at September 30, 2007 under non-cancelable operating lease agreements are as follows:

Operating Leases
2007	$766,219
2008	269,677
2009	75,895
2010	75,895
2011	6,325

Total minimum lease payments	$1,194,011

Rent expense was $553,346 and $333,483 for the nine months ended September 30, 2007 and 2006, respectively.
6. Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitation remained open. No resulting unrecognized tax benefits were identified in connection with the implementation of FIN 48.
The Company is subject to income taxes in Australia, the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.
7. Share-based Compensation
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

The Company has also granted an aggregate of 1,500,000 options outside of our ESOP or any formal plan. Of these options, 1,000,000 were granted to three non-executive directors and 500,000 were granted to a third party for services rendered to the Company. The options granted to the third party service provider have exercise prices per share ranging from AU$0.60 to AU$1.50 per share and were immediately exercisable upon granting. The options granted to the non-executive directors were granted for no consideration and are subject to a vesting schedule whereby, as of September 30, 2007, 800,000 of the 1,000,000 options have vested and the remaining 200,000 options will vest in December 2007. The exercise prices per share with respect to the options granted to non-executive directors range from AU$0.60 to AU$1.50.
Information related to options, including non-plan options, at September 30, 2007 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate
(option amounts in thousands)	Options	Exercise Price	Life	Intrinsic Value
Outstanding at December 31, 2006	20,501,250	$0.73	6.90	$—
Granted	1,350,000	0.93
Exercised	(40,000)	0.18
Forfeited	(105,000)	0.97

Outstanding at September 30, 2007	21,706,250	$0.74	6.42	$—

Exercisable at September 30, 2007	9,579,093	$0.53	0.53	$127,058

We recognize compensation expense for our share awards using a straight-line method over the substantive vesting period. The Company allocates expense to general and administrative expense and research and development expense based on the option holders’ employment function. For the three months ended September 30, 2007 and 2006, the Company recorded general and administrative share-based expense of approximately $404,000 and a credit of $110,000, respectively and research and development share-based expense of approximately $249,000 and $254,000, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded general and administrative share-based expense of approximately $1,147,000 and $129,000, respectively and research and development share-based expense of approximately $841,000 and a $356,000, respectively.
We recognize share-based compensation for the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of approximately 12.5% to all unvested share awards as of September 30, 2007, which represents the portion that we expect will be forfeited each year over the vesting period. We will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Under the provisions of Statement No. 123(R), we expect to recognize approximately $2.4 million, net of estimated forfeitures, of future expense for awards granted as of September 30, 2007. These awards have a weighted average remaining vesting period of 1.58 years.
The weighted average grant date fair value per share of options granted for the nine months ended September 30, 2007 and 2006 using the Black-Scholes option pricing model was $0.37 and $0.44, respectively.
The Company has 7,075,100 shares reserved for future issuance under its ESOP at September 30, 2007.
Information related to options, both plan and non-plan, outstanding and exercisable at September 30, 2007 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
(options in thousands)	Options	Contractual Life	Exercise Price	Options	Exercise Price
$0.00 - $0.53	7,534,416	3.86	$0.30	5,837,058	$0.29
$0.54 - $1.00	12,489,732	8.02	0.93	3,392,035	0.89
$1.00 - $1.50	1,682,102	6.05	1.28	350,000	1.27

	21,706,250	6.42	$0.74	9,579,093	$0.53

We recognize share-based compensation on fixed awards with pro rata vesting on a straight-line basis over the award’s vesting period. The fair value of the options used to calculate net loss and net loss per share was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	September
	2007	2006
Dividend yield	0%	0%
Estimated annual volatility	52.15%	55.67%
Risk-free interest rate	5.89%	5.84%
Estimated forfeiture rate	12.50%	10.71%
Estimated holding period (years)	10	10
8. Intangible Assets
The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization are as follows:

	September 30, 2007		December 31, 2006
Gross
	Gross Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets
Patents	318,016	(41,992)	244,187	(26,990)

Patents are amortized over 15 years. Amortization expense for the nine months ended September 30, 2007 and 2006 was $15,002 and $7,847, respectively.
Estimated amortization expense for each of the five succeeding fiscal years based upon the Company’s intangible asset portfolio at September 30, 2007 is as follows:

Estimated
Amortization
Expense
2007	$21,201
2008	21,201
2009	21,201
2010	21,201
2011	21,201
9. Convertible Note – Related Party
The Company has a convertible note, denominated in Australian dollars, in the principal amount of AU$1.42 million outstanding at September 30, 2007 and 2006. At September 30, 2007 and December 31, 2006, the principal amount of this note translated into US$1.25 million and US$1.1 million, respectively, plus accrued interest that would convert into approximately 1.5 million ordinary shares.
The note accrues interest at 2.0% per annum. The conversion price is AU$1.00 per ordinary share. The principal and capitalized interest on the convertible note was repayable on demand as of January 31, 2007, and is therefore included as a current liability. The note has not been converted and the holder of the note, Apple Tree Partners I, L.P., a significant shareholder of the Company, has given a written indication to the Company that it is its present intention to convert the note rather than demand repayment. Interest expense on this note was approximately $18,500 and $16,500 for the nine months ended September 30, 2007 and 2006.
10. Net Loss Per Ordinary Share
Basic net loss per ordinary share is computed by dividing net loss applicable to ordinary shares by the weighted-average of ordinary shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per ordinary share for the dilutive effects of convertible securities, options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of diluted loss per ordinary share, as their effect would be anti-dilutive due to the net losses during the periods:

	September 30,	December 31,
Ordinary shares issuable upon:	2007	2006

Exercise of stock options	21,706,250	20,501,250
Conversion of convertible note	1,497,941	1,475,396

11. Comprehensive Income (Loss)
Components of comprehensive income (loss) include foreign currency translation adjustments. As the Company has incurred net losses to date there is no income tax effect. Comprehensive loss for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Loss	(5,446,363)	(4,332,042)	(16,408,096)	(11,414,387)
Foreign Currency Translation	(68,878)	354,717	514,501	(1,647,240)

Comprehensive loss	(5,515,241)	(3,977,325)	(15,893,595)	(13,061,627)

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
The initial application of our blood pump technology is our HeartWare Left Ventricular Assist Device, or HeartWare LVAD pump, which we believe is the smallest full-output LVAD that is currently in clinical trials or in the marketplace. We believe the HeartWare LVAD pump is the only centrifugal LVAD designed to be implanted above the diaphragm in all patients.

For more than ten years, we have conducted a series of trials of our HeartWare LVAD pump in vitro, in animals and, more recently, in humans pursuant to an international clinical trial. The design development animal trials for the HeartWare LVAD pump were conducted to assess anatomical fitting, design, pump mechanics and long-term compatibility with blood components and were completed in 2001. From 2002 until 2004, we conducted other animal studies which culminated in the commencement of “good laboratory practice”, or GLP, animal trials in early 2005 with completion in September 2005. In March 2006 we commenced our international human clinical trial in Vienna, Austria. On August 31, 2007 we completed enrollment of our international clinical trial following the successful implantation of the 20th HeartWare LVAD. The completion of enrollment in our international clinical trial permits us to move forward with regulatory submissions and towards a commercial launch of the HeartWare LVAD in Europe in 2008.
Beyond the HeartWare LVAD pump, we are also evaluating our next generation device, the Miniaturized Ventricular Assist Device, or MVAD. The MVAD is based on the same technology platform as the HeartWare LVAD pump but adopts an axial flow, rather than a centrifugal flow, configuration. The MVAD, which is currently at the prototype stage and undergoing animal and implantation method studies, is approximately one-third the size of the HeartWare LVAD pump. We believe that the MVAD will be implantable by surgical techniques that are even less invasive than those required to implant the HeartWare LVAD pump. We expect to initiate human clinical trials for the MVAD during mid-2009.
In parallel with the MVAD project, we have commenced design work on our third generation blood pump, which we currently call the IV VAD. The IV VAD will rely on the same underlying technology platform and will be a smaller version of the MVAD. Unlike the HeartWare LVAD pump or the MVAD, the IV VAD is intended to be positioned within the vasculature and implanted by minimally invasive catheter-based techniques. Once the IV VAD is fully developed, we expect the IV VAD to be about one-tenth the size of the HeartWare LVAD pump.
We are a development stage company with a limited operating history, and we currently have no products approved for sale. To date, we have not generated revenue, and we have incurred net losses in each year since our inception. The only income we have generated has been from interest. We expect our losses to continue and to increase as we expand our clinical trial activities, seek regulatory approvals and initiate commercialization activities.
We have financed our operations primarily through the issuance of ordinary shares. In January 2005, we issued ordinary shares through an initial public offering in Australia and a concurrent US private placement of ordinary shares which raised aggregate net proceeds of approximately $23.4 million. In May 2006 and July 2007, we also issued ordinary shares through private placements to both US and Australian investors which raised net proceeds of approximately $23.4 million and $30.9 million, respectively.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to make estimates and judgments in preparing the financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our most critical accounting policies and estimates include: translation of foreign currency, accounting for research and development costs and accounting for share-based payments. We also have other key accounting policies that are less subjective and, therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

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
Share-Based Compensation
We elected to early adopt SFAS 123(R) effective January 1, 2005. We use the Black-Scholes option value method. Under the fair value recognition provisions of SFAS 123(R), we recognize share-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.
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
Three and Nine months ended September 30, 2007 and 2006
Revenue
We are a development stage company and have no revenues to date. We are currently conducting a combined European and Australian clinical trial with our first product, the HeartWare LVAD pump, and will not generate revenue until we begin a U.S. trial that qualifies for reimbursement from third-party payers, such as Medicare, private health insurance plans and health maintenance organizations or we receive regulatory approval and begin commercial sales of our product.

Cost of Goods Sold
There were no cost of goods sold recognized during the three or nine month periods ended September 30, 2007 or 2006, as we had no revenue from the sale of products in those periods.
General and Administrative
General and administrative expenses include office expenses associated with general corporate administration. These costs are primarily related to salaries and wages and related employee costs, depreciation of fixed assets, travel, external consultants and contractors, legal and accounting fees and general infrastructure costs.
During 2006 and into 2007, we experienced significant growth as we negotiated and obtained regulatory approvals to commence our international clinical trials and successfully initiated the trial by implanting the first patient with a HeartWare LVAD pump. As a result, we experienced a significant expansion of our staff, including senior management, and a related expansion in infrastructure costs.
General and administrative expenses for the three months ended September 30, 2007 were approximately $1.8 million, or 36% of operating expenses, compared to $1.5 million, or 32% of operating expenses, for the three months ended September 30, 2006. The net increase of approximately $300,000 was primarily attributable to increased share-based compensation, legal costs and professional fees partially offset by decreased salaries and wages and related employee costs. The decrease in employee costs includes non-recurring termination expense of approximately $362,000 in 2006 related to the Company’s former Chief Executive Officer.
General and administrative expenses for the nine months ended September 30, 2007 were approximately $5.5 million, or 35% of operating expenses, compared to $4.3 million, or 36% of operating expenses, for the nine months ended September 30, 2006. The increase of approximately $1.2 million was primarily attributable to increased share-based compensation, office costs and legal, accounting and other professional fees, associated with the Company becoming a US SEC filer, partially offset by decreases in employee related costs.
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
As noted above, we experienced significant growth in 2006 and 2007 and achieved significant research and development milestones, including the commencement of animal trials for our next generation heart pump, the MVAD pump.
Research and development expenses for the three months ended September 30, 2007 were approximately $3.1 million, or 64% of operating expenses, compared to approximately $3.1 million, or 68% of operating expenses, for the three months ended September 30, 2006.

Research and development expenses for the nine months ended September 30, 2007 were $10.1 million, or 65% of operating expenses, compared to $7.7 million, or 64% of operating expenses, for the nine months ended September 30, 2006. The increase of approximately $2.4 million was primarily attributable to increased salaries and wages and related employee costs including share based compensation expense, increased office costs and depreciation and amortization, increases in clinical and regulatory expenses and related travel and increases in product development costs including external consultant expense and research projects costs partially offset by a decrease in materials costs.
Other Income
Other income consists primarily of interest income and foreign exchange income or loss. Interest income, net was approximately $206,000 for the three months ended September 30, 2007 as compared to approximately $319,000 for the three months ended September 30, 2006. The decrease was primarily due to the Company holding greater cash reserves in the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2007.
Interest income was approximately $529,000 for the nine months ended September 30, 2007 as compared to $588,000 for the nine months ended September 30, 2006.
Foreign exchange loss was approximately $678,000 for the three months ended September 30, 2007 as compared to foreign exchange loss of approximately $72,000 for the three months ended September 30, 2006. The difference was due to fluctuations in the value of our U.S. dollar-based cash holdings as a result of movements in the exchange rate between the Australian dollar and the U.S. dollar that resulted in an increase in foreign exchange expense.
Foreign exchange loss was approximately $1.2 million for the nine months ended September 30, 2007 as compared to foreign exchange income of approximately $13,000 for the nine months ended September 30, 2006. Fluctuations in the value of our U.S. dollar-based cash holdings resulted in an increase in foreign exchange expense for the period.
Income Taxes
We are subject to taxation in the United States and Australia. We have incurred losses since inception. Changes in share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and as such a deferred tax asset has not been recorded.
As of September 30, 2007, we did not have revenues or profit which would be sufficient to allow deferred tax assets to be recognized with a substantial degree of certainty. Accordingly, we applied a 100% valuation allowance against our net deferred tax assets. We intend to monitor closely the question of whether to record a deferred tax asset as we progress toward the commercialization of our products. If an ownership change occurs, as defined in Internal Revenue Section 382, the use of carry-forwards may be subject to limitation.
Liquidity and Capital Resources
At September 30, 2007, our cash and cash equivalents were $33.5 million as compared to $16.7 million at December 31, 2006.

Cash used in operating activities for the nine months ended September 30, 2007 was approximately $14.1 million as compared to $11.0 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, this amount included a net loss of $16.4 million, non-cash adjustments to net income of approximately $2.3 million, primarily comprising of approximately $408,000 of depreciation and amortization and approximately $2.0 million of share-based payments partially offset by a decrease in accrued expenses and other liabilities.
For the nine months ended September 30, 2006 cash used in operating activities included a net loss of $11.4 million, non-cash adjustments to net income of approximately $775,000, primarily comprised of $264,000 of depreciation and amortization and $485,000 of share-based compensation expense offset by a decrease of $335,000 in accounts payable, accrued expenses and other liabilities.
Cash used in investing activities for the nine months ended September 30, 2007 and 2006 was approximately $692,000 and $1.1 million, respectively, primarily related to the purchase of property and equipment.
Cash provided by financing activities for nine months ended September 30, 2007 and 2006 was approximately $30.9 million and $23.5 million, respectively, primarily as a result of the issuance of ordinary shares through private placements.
In July 2007 we completed a private placement and also issued shares under our share purchase plan. The Company issued an aggregate of 61,709,680 ordinary shares for gross proceeds of approximately $32.7 million. Financing costs relating to the offering were approximately $1.8 million.
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
Foreign Currency Rate Fluctuations
We conduct business in foreign countries. Our headquarters is located in Sydney, Australia and comprises part of the executive functions of the Company. All of our clinical trials are presently conducted outside of the United States. We expect to commence human clinical trials within the United States in 2008.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.
There has been no change in our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the information set forth in this report you should carefully consider the risk factors discussed in Item 1A – Risk Factors in the Company’s Registration Statement, on Form 10, as amended. There have been no material changes to the Company’s risk factors as discussed in that Registration Statement.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 24, 2007, we issued 2,002,933 ordinary shares to existing shareholders of the Company resident in Australia and New Zealand pursuant to a share purchase plan. The aggregate proceeds to us in connection with this offering were US$1.1 million. The Company’s issuance and sale of its ordinary shares under the share purchase plan were exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Act”).
On July 26, 2007, we issued 59,706,747 ordinary shares to certain institutional and sophisticated investors in the US and Australia in a private placement. The aggregate proceeds to us in connection with this offering were US$31.7 million. The issuance of these ordinary shares was exempt from registration pursuant to Regulation S under the Act (with respect to Australian investors) and Regulation D under the Act (with respect to US investors).
The costs associated with these offerings were approximately US$1.8 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
An Extraordinary General Meeting of shareholders of the Company was held on 26 July 2007. At the meeting, the shareholders of the Company passed the following resolutions:

		For	Against	Abstain
1.	Approval of a private placement to issue up to 58,333,333 Ordinary Shares with an issue price per share of AU$0.60	100,779,517	141,070	17,500
2.	Participation of director in placement – Mr. Robert Thomas	98,702,167	662,846	15,074
3.	Participation of director in placement – Mr. Robert Stockman	100,258,667	664,346	15,074
4.	Grant of 200,000 options to Mr. Robert Stockman under the Company’s Employee Share Option Plan	97,974,555	2,878,458	85,074

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE LIMITED

Date: November 14, 2007	/s/ Douglas Godshall

Douglas Godshall
Chief Executive Officer

Date: November 14, 2007	/s/ David McIntyre

David McIntyre
Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002