Form 10-K
period 2007-12-31
HeartWare LTD
filed 2008-02-28
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-52595
HEARTWARE LIMITED
(Exact name of registrant as specified in its charter)

State of Victoria, Australia	98-0498958

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Level 57, MLC Centre
19-29 Martin Place
Sydney NSW 2000
Australia
+61 2 9238 2064
(Address of principal executive offices) (Zip Code)
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Ordinary Shares, No Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐
No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the outstanding ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s ordinary shares on June 29, 2007, as reported on the Australian Securities Exchange, was approximately $47.5 million (AU$56 million).
As of January 31, 2008, the registrant had 248,100,277 ordinary shares outstanding.

References
     Unless the context requires otherwise, references in this Annual Report on Form 10-K to:
•	“HeartWare,” “the Company,” “Successor”, “we,” “us” and “our” refer to HeartWare Limited and its consolidated subsidiary.

•	“HeartWare, Inc.” and “Predecessor” refer to HeartWare, Inc., a Delaware corporation incorporated on April 8, 2003. HeartWare, Inc. was acquired by HeartWare Limited on January 24, 2005.
Forward-Looking Statements
     This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation:
•	our expectations with respect to regulatory submissions and approvals;

•	our expectations with respect to our clinical trials, including enrollment in our clinical trials;

•	our expectations with respect to our intellectual property position;

•	our ability to commercialize our products;

•	our ability to develop and commercialize new products; and

•	our estimates regarding our capital requirements and our need for additional financing.
     Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on our forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.
Corporate Information
     We were registered on November 26, 2004 under the laws of the state of Victoria, Australia. We further discuss our corporate history under “Business—Corporate History”. Our principal executive offices are located at Level 57, MLC Centre, 19-29 Martin Place, Sydney NSW 2000, Australia. Our

telephone number is 011-61-2-9238-2064. Our website address is www.heartware.com. We have included our website address in this Annual Report on Form 10-K as an inactive textual reference only. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.
US Dollars
     Unless indicated otherwise in this Annual Report, all references to $ or dollars refer to United States dollars, the lawful currency of the United States of America. References to AU$ refer to Australian dollars, the lawful currency of the Commonwealth of Australia.
Trademarks
     HeartWare, the HeartWare LVAD System, MVAD, and IV VAD, are the trademarks of the Company, in the United States, Australia and other countries. All other trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

PART I.
Item 1. BUSINESS
Overview
     HeartWare is a medical device company focused on driving innovation in the left ventricular assist device, or LVAD, market by developing a family of blood pumps that are significantly smaller and that are implanted by progressively less invasive surgical techniques.
     Our pumps are surgically implanted to help augment blood circulation in patients suffering from chronic and end-stage heart failure, which is one of the leading causes of death in the developed world. We believe that the unique design, smaller size, less invasive implant techniques, increased durability and reliability of our pumps will enable physicians to treat a wider range of patients. We also believe that our blood pumps have the potential to provide significant clinical benefits to patients suffering from advanced heart failure, leading to fewer complications and improved outcomes.
     Our proprietary technology has been in development for over ten years. Key features of our technology and products include:
•	small size which allows for routine implantation in the space immediately surrounding the heart, known as the pericardial space, unlike other full-output LVADs that are currently available and which are implanted in the abdomen;

•	a hybrid passive magnetic and hydrodynamic impeller suspension system which eliminates the need for mechanical bearings, providing a “wearless mechanism”;

•	a wide-bladed impeller which facilitates clear blood flow paths through the pump;

•	an integrated inflow cannula which optimizes blood flow characteristics and facilitates pericardial placement;

•	dual motor stators and related circuitry which enhance system reliability; and

•	efficient hydrodynamic coupling with motor design to maximize power efficiency and enable the delivery of up to ten liters of blood flow per minute.
     We believe that our first LVAD, the HeartWare LVAD System, is the smallest full-output LVAD currently in clinical trials or in the marketplace and is the only centrifugal LVAD designed to be implanted above the diaphragm in all patients. A full output device is an LVAD with the capacity to pump blood at the rate of up to and exceeding 8 liters of blood per minute.
     We are a development stage company and as such have not generated revenue from any of our products. We are currently conducting a combined European and Australian human clinical trial for the HeartWare LVAD System. This international trial began in March 2006 and called for the implantation of our pump in 20 patients with advanced heart failure. The endpoint for the trial is patient survival to the earlier of 180 days or transplantation. On August 31, 2007, we successfully implanted our 20th patient. We have since decided to expand the number of patients in our international clinical trial to 50. Although there is no requirement to conduct additional implants, we believe that the expansion of the international trial will provide us with a good opportunity to maintain our relationships with our European and

Australian clinical sites while also providing increased depth of clinical data. As of the date of this report, we have implanted 30 patients across our 5 international clinical centers, with more than 6,050 cumulative implant days, or approximately 16.5 years of patient data. 18 of our first 20 patients have reached successful completion of the 180-day primary endpoint. Our European and Australian clinical trial results will be compiled into a single data set and submitted for European regulatory approval. We plan to seek regulatory approval in Australia after we receive regulatory approval in Europe.
     The data from our European and Australian clinical trial was also used to support our application for approval by the US Food and Drug Administration, or FDA, for a bridge-to-transplant study in the United States. As of the date of this report, we have not yet received final approval from the FDA to commence our US clinical trial. Receipt of such FDA approval in this regard is critical as this will mark the commencement of revenue as the Company believes it will be reimbursed during the course of our US clinical trial.
     Our next generation device, the Miniaturized Ventricular Assist Device, or MVAD, is based on the same technology platform as the HeartWare LVAD System but adopts an axial flow, rather than a centrifugal flow, configuration. The MVAD, which is currently at the prototype stage and undergoing implantation, or cannulation, studies in animals, is approximately one-third the size of the HeartWare LVAD System. We expect to initiate human clinical trials for the MVAD in 2009. We believe that the MVAD will be implantable by surgical techniques that are even less invasive than those required to implant the HeartWare LVAD System. In parallel with our development of the MVAD, we have commenced design work on our third generation blood pump, which we currently call the IV VAD. The IV VAD will rely on the same underlying technology platform and will be a smaller version of the MVAD. Unlike the HeartWare LVAD System or the MVAD, the IV VAD is intended to be positioned within the body’s vascular network and implanted by minimally invasive catheter-based techniques. Once the IV VAD is fully developed, we expect the IV VAD to be about one-tenth the size of the HeartWare LVAD System.
Market Opportunity
     Heart Failure
     Heart failure is one of the leading causes of death in the developed world, affecting over 20 million people globally and 5 million people in the United States alone. Heart failure is a cardiovascular disease with both an increasing incidence and death rate. Each year, approximately 550,000 new cases are diagnosed and 300,000 patients die from advanced heart failure in the United States.
     Heart failure means that the heart’s pumping power is weaker than normal. In a healthy person, the left ventricle of the heart pumps oxygenated blood into the aorta and the blood is then circulated throughout the body until it returns through the venous system to the right side of the heart, which pumps it into the lungs where it is re-oxygenated. If the left ventricle is not working properly, the oxygenated blood is not fully cleared from the lungs and the blood is not circulated effectively. If the muscle of the left ventricle is damaged or is not working efficiently, it will tend to work harder in an effort to supply adequate blood flow into the aorta. Unfortunately, the increased effort results in dilation, or enlargement, of the ventricle, rather than increased blood flow. This dilation then makes it harder for the heart to contract effectively which results in even lower blood flow, increased effort and further dilation of the ventricle. This degenerative process generally continues until the patient becomes debilitated and eventually dies from inadequate clearing of the lungs and inadequate flow of oxygenated blood to the organs. The inadequate lung clearance or lung congestion is why the advanced stages of heart failure are called congestive heart failure, or CHF. The symptoms of heart failure can be treated by pharmaceuticals or pacemaker technology but the underlying process is largely irreversible.

     The traditional method for categorizing the stages of heart failure is the New York Heart Association, or NYHA, functional classification system, which identifies four levels of heart failure in a steady progression of the disease by relating patient symptoms to everyday activities and the patient’s quality of life and overall functional limitations. These classes are:

Class	Patient Symptoms
Class I (Mild)	No limitation of physical activity. Ordinary physical activity does not cause undue fatigue, palpitation or dyspnea (shortness of breath).

Class II (Mild)	Slight limitation of physical activity. Comfortable at rest, but ordinary physical activity results in fatigue, palpitation or dyspnea.

Class III (Moderate)	Marked limitation of physical activity. Comfortable at rest, but less than ordinary activity causes fatigue, palpitation or dyspnea.

Class IV (Severe)	Unable to carry out any physical activity without discomfort. Symptoms of cardiac insufficiency at rest. If any physical activity is undertaken, discomfort is increased.
          More recently, the American Heart Association and American College of Cardiology developed the “Stages of Heart Failure” which provides a different scale than that provided by the NYHA functional classifications referred to above. The Stages of Heart Failure emphasize the evolution and progression of heart failure and are described below:

Stage	Definition
Stage A	Those patients who are at risk of developing heart failure.

Stage B	Those patients who have known heart failure, more commonly referred to as a “structural abnormality of the heart”, but have never had heart failure. This includes patients diagnosed with “systolic” heart failure which occurs when the heart muscle doesn’t contract with enough force, so there is not enough oxygenated blood being pumped throughout the body.

Stage C	Those patients who have a structural abnormality of the heart and current or previous symptoms of heart failure.

Stage D	Those patients who have late, fully developed symptoms of heart failure that is not readily yielding to medical treatment.
     While not constituting an “exact match”, we believe that Stage C and D are broadly equivalent to NYHA Class III and IV.

     Our Target Markets—Class III and Class IV Patients
     Our devices will be targeted primarily to Class III and Class IV heart failure patients and their physicians. We estimate that the number of Class III or Class IV heart failure patients worldwide is approximately 7 million and that approximately 20% of these patients could be assisted by a circulatory assist device. We believe that there is a significant market opportunity for LVADs that are smaller, easier to use and more reliable than the devices that are currently available.
     We estimate that there are approximately 5 million Class III heart failure patients worldwide. Of these 5 million patients, we estimate that approximately 1 million patients are severely impacted by CHF but are not yet nearing the end stages of the disease. While these patients suffer on a daily basis, they do not need the same full support as the sicker, later-stage Class IV patients and they may be less willing to undergo the open chest procedure required for the placement of the HeartWare LVAD System or other LVADs. We believe that up to one-third of these 1 million patients would be candidates for a less invasive surgical approach such as the one we are developing with the MVAD. We believe that this less invasive surgical approach should make more patients and their physicians comfortable with the benefits of the implant because of the potential for reduced surgical risk and shorter post-operative recovery periods.
     We expect the IV VAD to address the clinical needs of the balance of these 1 million Class III patients. The IV VAD will be a catheter-delivered implantable pump, requiring minimal surgery and convalescence time. The pump will be aimed at treating Class III patients whose quality of life is impacted by their condition but whose illness does not yet warrant the implantation of a full-output pump.
     CHF Treatment Options
     Heart transplantation is the only current curative therapy and ultimately provides the best recovery of cardiac function. Heart transplantation has become an effective and accepted surgical procedure that can result in end-stage heart failure patients resuming relatively normal lives for a period usually expected to be up to ten years. However, the therapy is significantly constrained by the limited number of available donor hearts. Also, many patients with heart failure are ineligible for heart transplantation because of factors such as age or the presence of other diseases.
     Drug treatment and pacing devices that are designed to stimulate the heart do not halt the progression of the disease. Other approaches such as devices that allow physicians to reduce the size of the heart and cell based therapy are either in the early development stages or are otherwise not achieving outcomes that lead physicians to see them as viable solutions. Pharmacologic management of CHF focuses primarily on increasing the force of heart contractions. Drug regimens aim to improve the effectiveness of the heart’s contractions and slow CHF progression but some investigations have suggested that the increase in survival is limited and that drug treatments merely delay the advance of CHF.
     LVAD Treatment for Advanced Heart Failure
     Circulatory assist devices are designed to take over some or all of the pumping function of the heart by mechanically pumping blood into the aorta. Implantation of circulatory assist devices is the only therapy that has been shown to fully rehabilitate a patient from NYHA Class IV to Class I. According to a November 2001 article in The New England Journal of Medicine on a study entitled “Randomized Evaluation of Mechanical Assistance for the Treatment of Congestive Heart Failure,” or the REMATCH study, concluded that “the use of a left ventricular assist device in patients with advanced heart failure resulted in a clinically meaningful survival benefit and an improved quality of life. A left ventricular assist device is an acceptable alternative therapy in selected patients who are not candidates for cardiac transplantation.”

     A large population of end-stage heart failure patients can benefit from LVAD therapy, such as our HeartWare LVAD System. Within this population there are 3 different indications of use of LVADs, which are “bridge-to-transplant” therapy, “destination therapy” and “bridge-to-recovery” therapy.
     Bridge-to-transplant therapy - Each year, the number of heart failure patients in need of a heart transplant exceeds the number of donor hearts that become available. According to information available in 2006, there are approximately 3,000 heart transplant procedures conducted each year. We estimate that approximately 58% of patients spend 1 year or more on the transplant waiting list and approximately 37% of patients wait as long as 3 years or more. We estimate that approximately 30% of current transplant patients receive an LVAD as a bridge to transplant, meaning that the LVAD implantation is intended to stabilize the patient until a heart transplant becomes possible. We expect this percentage to increase as surgeons and cardiologists become more familiar with the technology and confidence in the procedure grows in line with improving clinical data and device reliability.
     Destination therapy - Circulatory assist devices can be used as a permanent or quasi-permanent therapy in those patients who are not candidates for heart transplantation due to, for example, their age or the presence of other diseases. The National Institutes of Health, or NIH, estimates that destination therapy represents a long-term option for up to 100,000 patients in the United States. For these late stage patients, drug therapy is currently the only alternative but even with drug therapy the 12-month mortality rate is approximately 75%. We believe that device durability and reliability, together with ease of implantation, are important factors in determining whether destination therapy will become accepted by physicians and patients. Since we believe that our devices will offer exceptional durability and reliability, we expect that the HeartWare LVAD System will be primarily used in destination therapy.
     Bridge-to-recovery therapy - Circulatory assist devices that provide prolonged unloading of the heart muscle, or myocardium, have been shown recently to lead to “recovery of the heart” in some patients. In these patients, the combination of ventricular unloading combined with pharmaceutical therapy enables the physician to wean the patient from the pump and eventually remove it. This potential application of LVADs was cited in the November 2006 New England Journal of Medicine article that described a recovery rate of approximately 75% in the Harefield Hospital study. Confirmatory studies are underway in the United States by Thoratec Corporation, which has established the Harefield Recovery Protocol Study, or HARPS, with initial patient enrollment in the trial occurring in the first half of 2007. We believe that if use of LVADs in these circumstances achieves widespread physician acceptance, the potential market for use of our HeartWare LVAD System in bridge-to-recovery therapy could increase significantly since removal of the device reduces the clinical risks presented by pumps that are left in place for multiple years.
Our Solution and Products
     Proprietary Pump Technology
     At the core of our technology platform is our proprietary “hybrid” system for suspending the impeller, or rotor, which is the only moving part within the pump. The impeller is suspended within the pump housing through a combination of passive magnets and a hydrodynamic thrust bearing. The hydrodynamic thrust bearing operates by establishing a “cushion” of blood between the impeller and the pump housing. Once power is applied to the device and the impeller begins to rotate, there are no points of mechanical contact within the pump, thus providing a completely “wearless” mechanism.
     The hybrid suspension system has several important advantages over traditional technologies. The elimination of the internal mechanical bearings which are characteristic of second generation devices removes all points of friction or mechanical contact within the pump. We believe that this removal of contact should lead both to longer term reliability of the device and to a reduced risk of physical damage to blood cells as they pass through the pump. Our hybrid suspension technology also establishes a miniaturization “path”, which we believe will allow us to significantly downsize our pump technology without compromising clinical performance. We believe competing pump designs which rely on either active magnetic or hydrodynamic forces alone face various physical constraints that may limit their ability to downsize.
     The HeartWare LVAD System
     The first product in our portfolio, the HeartWare LVAD System, is a small, permanently implantable LVAD capable of generating up to ten liters of blood flow per minute. With a displaced volume of only 45 cubic centimeters and a mass of 145 grams, the HeartWare LVAD System is the only full-output pump implantable in the pericardial space, directly adjacent to the heart. It is also the only centrifugal pump designed to be implanted above the diaphragm in all patients. The reduced surgical complexity involved in implanting the HeartWare LVAD System in the pericardial space generally leads to significantly shorter surgery time and a less invasive procedure relative to alternative devices, which are generally implanted in the abdomen.
     Device reliability of the HeartWare LVAD System is also enhanced through the use of dual motor stators with independent drive circuitry, allowing a seamless transition between dual and single stator mode if required. The pump’s inflow cannula is integrated with the device itself, providing proximity between the heart and the pumping mechanism, facilitating ease of implant and helping to ensure optimal blood flow characteristics. The use of a wide-bladed impeller and the clear flow paths through the pump are designed to help minimize the risk of pump-induced damage to blood cells, or thrombus, which means blood clotting.
     Upon commercialization, we intend to provide the HeartWare LVAD System and its related components in 1 of 3 separate “kits” to be purchased in combination or separately, depending upon intended use. One kit will be a patient kit that will include the HeartWare LVAD System, a patient control unit, multiple battery packs, a battery charger and an AC power supply, and also the necessary surgical implant tools. Another kit will be a center support kit designed for each implantation facility that will include a clinical monitor, backup controller, batteries and accessories. The third kit will be a center implementation kit for facilities initiating HeartWare LVAD System implant programs that will include a contracted number of patient kits, a center support kit and associated training materials.
     The HeartWare LVAD System product design is fundamentally complete as it is currently in use in human clinical trials. We have made and will likely continue to make design improvements or enhancements as data from these trials are returned and preliminary feedback is received by us. In order for the HeartWare LVAD System to be available for commercialization, the current international clinical trial, together with all post-implant data aggregation, must be successfully completed. The successful completion of this international clinical trial will enable us to commercialize the HeartWare LVAD System in Australia and certain European countries without further regulatory approval. In the United States, we must obtain the approval of the FDA before the HeartWare LVAD System can be commercialized. In November 2007, we filed a submission with the FDA requesting an Investigational Device Exemption, or IDE, to commence a bridge-to-transplant clinical trial in the United States. The resulting international clinical trial data forms the basis for our application to the FDA for approval of the HeartWare LVAD System. Once regulatory approvals have been obtained, availability of the HeartWare LVAD System will depend upon our ability to manufacture larger quantities of the product and be subject to other general business risks and uncertainties identified elsewhere in this Annual Report on Form 10-K.

     Implantable Devices
     Currently, the HeartWare LVAD System and all commercially available LVADs are powered by a controller and battery pack worn external to the body. Power is transferred to the implanted pump via a thin electrical cable, called a driveline, which exits the patient’s skin in the abdominal area.
     We are working to develop an implantable system including transcutaneous energy transfer, or TET, which will be compatible across the HeartWare family of pumps. This system will be designed to provide inductive energy transfer, or recharging, across the skin, eliminating the need for a driveline and allowing complete implantation of the LVAD system, including the controller and batteries. TET technology is already used to recharge neurostimulators and other implantable electronic devices.
     We believe that a fully implantable system will be appealing to physicians and patients. The system will enable patients to charge their implanted batteries and “detach” for periods of time, thereby allowing them to more easily engage in normal daily activities and further improving their quality of life. The implantable system is in the early stages of development. We are beginning to selectively recruit personnel who have previously developed implantable as well as TET technology for other companies. Before the implantable system will be available for clinical trials, the Company must undertake significant work, including building functional prototypes of the implantable system, completing animal studies, developing manufacturing processes and completing formal verification testing and GLP animal testing.
     We anticipate that our on-going development efforts in this area, aided by the continuing improvements in electronics and battery technologies, will result in the development of an implantable system that will be attractive to both physicians and patients alike.
     We believe that the Company may also have a unique opportunity to provide a leading TET system due to the inherently lower power consumption and energy efficiency advantages in our HeartWare LVAD System as compared with others’ devices.
     The HeartWare MVAD
     The MVAD is a miniaturized device intended for chronic heart failure patients. The current design is a full-output axial flow pump with a fully suspended rotor and a volume approximately one-third that of the HeartWare LVAD System. The MVAD has been shown in animal trials to have comparable blood flow characteristics to the HeartWare LVAD System and thus should support the human heart’s full cardiac output. The MVAD is expected to require only minimally invasive surgery to implant by avoiding the need to make an incision through the midline of the breastbone, or sternum, in order to gain access to the heart (a median sternotomy).
     By way of comparison, one of the key breakthroughs that led to an expansion of the pacemaker market was the elimination of the sternotomy. We are hopeful that this will hold true for LVADs when the MVAD is introduced. It is likely that many more patients and the physicians who refer them will be willing to undergo a minimally invasive surgical procedure than are currently comfortable with the full sternotomy required for LVAD implantation. We anticipate that the MVAD will increase the potential pool of eligible patients in the United States from the 100,000 per year who would be candidates for the HeartWare LVAD System to approximately 300,000.
     The first MVAD preclinical trials began in August 2005. Animal studies are on-going with the recent focus being on novel, less invasive implantation techniques. Before the MVAD product will be available for commercial sale, we need to achieve the following milestones:

•	finalization of surgical implantation techniques and procedures, including identification of necessary surgical implant tools;

•	completion of the rotor hydraulic and suspension system designs;

•	finalization of device (pump) prototypes and performance of confirmatory in-vivo (animal) studies;

•	development of system peripherals (e.g., control, batteries, power adapters) utilizing the HeartWare LVAD System components;

•	successfully conduct a clinical trial; and

•	obtain regulatory approvals.
     The HeartWare IV VAD
     Our IV VAD, which is currently at the early prototype stage, is an axial flow pump which is approximately one-tenth the size of the HeartWare LVAD System. The IV VAD is being designed to be delivered via a catheter and implanted fully within the patient’s aorta. The initial prototype and design work suggests that this pump will have a three liter per minute output, making it ideal for Class III patients who do not need the full output of the MVAD or HeartWare LVAD System but who also are not sufficiently advanced in their disease to warrant thoracic, or chest, surgery. The IV VAD either will likely be fully percutaneous or will only require a small “cut down” in the patient’s iliac artery. We believe that this reduction in procedural invasiveness will vastly expand the potential pool of IV VAD patients. We estimate that 1 million of the 5 million patients in the United States who suffer from Class III heart failure would be potential candidates for the IV VAD. Treating patients early in the progression of their heart failure, and with a less invasive device such as the IV VAD, could halt disease progression and improve the possibility that the heart would fully recover.
     Before the IV VAD product will be available for commercial sale, we need to achieve the following milestones:
•	completion of a working prototype;

•	completion of marketing requirements study to determine the system requirements;

•	selection of the surgical implantation techniques and procedures and identification of necessary implant tools;

•	development of the device support and anchoring systems;

•	completion of the rotor hydraulic and suspension system designs;

•	development of system peripherals (e.g., control, batteries, power adapters) utilizing the HeartWare LVAD System components, if appropriate;

•	successfully conduct a clinical trial; and

•	obtain regulatory approvals.

     Our Business Strategy
     Our goal is to be at the forefront of innovation in the LVAD sector by maintaining a proprietary technology platform that enables the development of a pipeline of ever-smaller heart pumps that will reduce procedural invasiveness and simultaneously increase the number of patients who can benefit from our products.
     We believe that our technology provides us with a significant competitive advantage in the LVAD market. To capitalize on that advantage, our strategy is to obtain regulatory approval for our initial product, the HeartWare LVAD System, and begin commercial HeartWare LVAD System sales, while at the same time develop new products. Our plan includes:
     Obtaining regulatory approval and commercially launching the HeartWare LVAD System — Our first priority is to obtain regulatory approval, internationally and in the United States, for the HeartWare LVAD System and to launch the HeartWare LVAD System commercially. We have completed our initial enrollment of 20 patients in our combined European and Australian clinical trial and have recently determined to expand the international trial to 50 patients. This international clinical trial is aimed at achieving European and Australian regulatory approval for the HeartWare LVAD System. In November 2007, we filed a submission with the FDA seeking an IDE to commence a multi-center bridge-to-transplant trial in the United States. The FDA is continuing to review our request for an IDE and we expect the FDA to shortly make its decision regarding our IDE application.
     Commencing our sales and marketing activities — Once we obtain regulatory approval to sell our product commercially, we intend to develop a network of training centers at the sites where our clinical trials are being conducted. We intend to work with a broad spectrum of physicians and key opinion leaders to promote the clinical benefits of our device. We also plan to recruit and train a direct sales force to market our product in the United States, Australia and some European countries and eventually engage distributors elsewhere.
     Focusing on continuous product development — In parallel with the clinical development of the HeartWare LVAD System, we plan to advance the development of our next generation products, such as our MVAD and IV VAD. Our first MVAD animal trials began in August 2005, and in 2007 we focused on cannulation techniques for our MVAD via additional animal studies, with this work expected to continue throughout 2008. We expect our first IV VAD animal trial to begin in 2010. We also have a working prototype of a transcutaneous energy transfer system, or TET system, that will improve a patient’s quality of life by allowing our devices to be recharged through skin induction without the need for a separate line that connects the pump to an externally-worn controller and battery pack. We expect development work for our TET system to continue throughout 2008. We are also continuing to develop enhancements to our existing HeartWare LVAD System peripheral equipment based upon early clinician and patient feedback as well as continuing to develop physiological control algorithms. The objective of these projects is improved ease of implantation and use of the HeartWare LVAD System that we believe will lead to enhancing market acceptance.
     Partnering with leading professionals in the fields of cardiovascular surgery and heart centers around the world — Our Advisory Board is composed of leading professionals in the fields of cardiovascular surgery and cardiology. We have established relationships with several leading heart centers around the world and continue to expand this network. We believe these relationships are key to our growth as they help to drive clinical awareness of our products.

Sales and Marketing
     There are tens of thousands of cardiologists around the world who manage patients with heart failure. Within the cardiology community, the three key categories that are applicable to HeartWare are constituted by general, heart failure and interventional cardiologists. The majority of cardiologists are “general” cardiologists. These physicians receive referrals from general practitioners and perform the initial diagnostic procedures which determine whether or not patients have heart disease and what type of heart disease they have. If the disease is coronary artery disease, the patients will be referred to either an interventional cardiologist, who can implant coronary stents or, if the disease is more advanced, to a cardiac surgeon who can perform a coronary artery bypass procedure. If the diagnosis is one of a structural anomaly of the heart such as heart failure, then the referral may go to the cardiac surgeon or to a heart failure cardiologist. The heart failure cardiologist may elect to refer the patient to a cardiac surgeon, and electrophysiologist for the implantation of a pacemaker device or to otherwise manage the patients’ disease themselves. Heart surgeons implant circulatory assist devices and, as such, they represent one of our target markets for the HeartWare LVAD System.
     Once we obtain regulatory approval to sell our product commercially, we intend to develop a network of training centers. We plan to use selected trial centers in Australia, Europe and the United States as training centers and the participating physicians as instructors for the HeartWare LVAD System implantation procedure.
     We intend to work with a broad spectrum of health care industry participants to promote the clinical benefits of our device, including hospital administrators, cardiac surgery centers, cardiologists, surgeons, physicians, insurers and government and industry representatives. The responsibility for ordering, paying for, stocking and generally managing our devices will rest with individual hospitals. While we do not expect hospitals to be responsible for deciding which device to purchase, they will be important in the broader decision making processes. We will seek to establish strong relationships with key personnel within the hospital supply chain, including managers with authority for making equipment purchase decisions.
     We also plan to recruit and train a direct sales force to market our product in the United States, Canada, Australia and some European countries and engage distributors where appropriate. We expect that our Australian operations center will serve as a base of operations to enter the Asian market for the HeartWare LVAD System.
Intellectual Property
     We rely on a combination of patents, trade secrets, trademarks and copyrights, together with non-disclosure and confidentiality agreements, to protect our proprietary rights in our technologies.
     We have an extensive patent portfolio which includes 15 issued US patents and 10 issued Australian patents, 3 issued patents in each of Germany, the United Kingdom and France, as well as patents issued in the Netherlands, Spain, Italy, Korea, Canada, Italy and Israel. We also have 23 pending US patent applications and a number of international patent applications filed under the Patent Cooperation Treaty, as well as in Japan, Europe and Australia.
     Our US and foreign issued patents and patent applications cover fundamental technologies underlying our hemodynamically and physiologically compatible full-output, long-term circulatory assist devices. The main technologies claimed in patents and patent applications include:
•	use of dual stators in a blood pump;

•	the combination of passive magnetic bearings and hydrodynamic thrust bearings;

•	channels or wide-bladed impellers in a blood pump;

•	the use of ceramic between an impeller and motor stator;

•	flow estimation based on impeller speed and viscosity; and

•	use of platinum alloy for blood pump impellers.
     Major patents and pending patent applications covering technologies for our HeartWare LVAD System are scheduled to expire at various times between 2016 and 2027. Pending patent applications covering technologies for our MVAD are scheduled to expire in 2024 and 2025. Pending patent applications covering technologies for our IV VAD are scheduled to expire in 2025 and 2028.
     We actively monitor our intellectual property position and periodically review new developments to identify prudent extensions to our patent portfolio. We plan to file additional patent applications on inventions that we believe are patentable and important to our business. Accordingly, we intend to pursue and defend aggressively patent protection on our proprietary technologies.
     We are aware of other companies developing ventricular assist devices, including centrifugal and axial flow ventricular assist devices and of patents and published patent applications held by these companies in those fields. To this end, we have reviewed all ventricular assist device patents owned by third parties of which we are aware and believe that our current products do not infringe any valid claims of the third party patents that we have analyzed. There are a large number of patents directed to ventricular assist device therapies, however, and there may be other patents or pending patent applications of which we are currently unaware that may impair our ability to operate. We are currently not aware of any third parties infringing our issued claims.
     Despite our efforts, we may be subject to challenges, with or without merit, regarding our patents or other intellectual property. The medical device industry is characterized by a large number of patents and by frequent and substantial intellectual property litigation. Our products and technologies could infringe, or other persons could allege that our products and technologies infringe, upon the proprietary rights of third parties. If third parties successfully assert infringement or other claims against us, we may not be able to sell our products. In addition, patent or intellectual property disputes or litigation may be costly, result in product development delays or divert the efforts and attention of our management and technical personnel. If any such disputes or litigation arise, we may seek to enter into a royalty or licensing arrangement. However, such an arrangement may not be available on commercially acceptable terms, if at all. We may decide, in the alternative, to litigate the claims or to design around the patented or otherwise proprietary technology. At this time we are not party to any legal proceedings that relate to patents or proprietary rights.
     Our intellectual property also includes non-patented technology, processes and procedures, and technical knowledge and know-how accumulated or acquired since inception, all of which are significant to our competitive position. It is our policy to enter into confidentiality, non-disclosure and intellectual property assignment agreements with employees and consultants to help ensure that we can protect our rights in developed proprietary technology and prohibit the disclosure of any confidential information or trade secrets.
     We own a registered trademark in the United States, Europe and Australia for HEARTWARE. In addition, we have filed applications for certain other trademarks that are currently pending in the United States, Europe and Australia.

Government Regulation
     United States
     Each of our heart pumps will be regulated by the FDA as a medical device under the US Food, Drug, and Cosmetic Act. FDA regulations govern:
•	product design and development;

•	product testing;

•	product manufacturing;

•	product safety;

•	product labeling;

•	product storage;

•	record keeping;

•	pre-market approval;

•	advertising and promotion;

•	distribution;

•	product sales and post-market activities;

•	import and export;

•	medical device (adverse event) reporting; and

•	field corrective actions (e.g., recalls).
     Each product that we currently plan to distribute commercially in the United States will require prior pre-market approval from the FDA. Because our pumps are implanted devices, they are deemed to pose a significant risk. To market our products in the United States, the FDA must approve the device following a Company submission for pre-market approval (PMA). The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.
     Pre-market Approval
     Each of our devices will be regulated as a Class III medical device. FDA approval of a PMA is required before marketing of a Class III medical device in the United States can proceed. The process of obtaining a PMA is costly, lengthy and uncertain. A PMA must be supported by extensive data including, but not limited to, technical, preclinical and clinical trials to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. Among other information, the PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed device labeling.

     If the FDA determines that a PMA is complete, the FDA accepts the application and begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted pre-market approval application, although the review and response activities generally occurs over a significantly longer period of time, typically one year, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Because there is no FDA-approved second or third generation LVAD, a review panel may be convened as part of any FDA review of our HeartWare LVAD System. In addition, the FDA will conduct a pre-approval inspection of our and our suppliers’ facilities to evaluate compliance with the quality system regulation. Under the Medical Device User Fee and Modernization Act of 2002, the fee to submit a PMA can be up to $259,600 per PMA, but certain companies, like HeartWare, may qualify for a small business exemption. New PMAs or supplemental PMAs are required for significant modifications to the manufacturing process, labeling, use and design of a device that is approved through the pre-market approval process. Pre-market approval supplements often require submission of the same type of information as a PMA except that the supplement is limited to information needed to support any changes from the device covered by the original PMA.
     Clinical Trials
     A clinical trial is required to support a PMA. Clinical trials for a “significant risk” device such as ours require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device may begin once the IDE application is allowed to proceed by the FDA and the institutional review boards overseeing the clinical trial at the various investigational sites. We will obtain all such required approvals for our US clinical trial prior to enrolling patients at our investigational sites. Clinical trials require extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an institutional review board at the relevant clinical trial site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice, or GCP, requirements. We, the trial data safety monitoring board, the FDA or the institutional review board at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study patients outweigh the anticipated benefits.
     Pervasive and Continuing FDA Regulation
     Both before and after FDA approval, numerous regulatory requirements apply. These include:
•	quality system regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the design and manufacturing processes;

•	regulations which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	notices of correction or removal and recall regulations.
     Advertising and promotion of medical devices are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, some promotional activities for FDA-regulated products have resulted in enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act, competitors and others can initiate litigation relating to advertising claims.
     Compliance with regulatory requirements is enforced through periodic, unannounced facility inspections by the FDA. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:
•	warning letters or untitled letters;

•	fines, injunction and civil penalties;

•	recall or seizure of our products;

•	customer notification, or orders for repair, replacement or refund;

•	operating restrictions, partial suspension or total shutdown of production or clinical trials;

•	refusing our request for pre-market approval of new products;

•	withdrawing pre-market approvals that are already granted; and

•	criminal prosecution.
     European Union
     The primary regulatory environment in Europe is that of the European Union, or EU which consists of 25 countries in Europe. The EU has adopted two directives that cover medical devices—Directive 93/42/EEC covering medical devices generally and Directive 90/385/EEC for implantable medical devices, as well as numerous standards that govern and harmonize the national laws and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices that are marketed in member states. Medical devices that comply with the requirements of the national law of the member state in which they are first marketed will be entitled to bear CE marking, indicating that the device conforms to applicable regulatory requirements, and, accordingly, can be commercially marketed within EEC states and other countries that recognize this mark for regulatory purposes.
     We are presently compiling our initial submission for CE marking approval for our HeartWare LVAD System and expect to have final CE marking approval during mid 2008. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our HeartWare LVAD System, the method involves a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. A Notified Body is a private commercial entity that is designated by the national government of a member state as being competent to make independent judgments about whether a product complies with applicable regulatory requirements. The manufacturer’s assessment will include a clinical evaluation of the conformity of the device with applicable regulatory requirements. We intend to use BSI Management Systems America, Inc. as the Notified Body for our CE marking approval process.
     Australia
     In Australia, the Therapeutic Goods Administration, or TGA, is responsible for administering the Australian Therapeutics Goods Act. The Office of Devices, Blood and Tissues is the department within the TGA responsible for devices. The TGA recognizes 5 classes of medical devices and HeartWare’s circulatory assist device falls under the category of “active implantable medical devices.”
     The Australian Register of Therapeutic Goods, or ARTG, controls the legal supply of therapeutic goods in Australia. The ARTG is the register of information about therapeutic goods for human use that may be imported, supplied in, or exported from Australia. Any use of an unapproved medical device in humans, even in pilot trials, requires an exemption from the requirement for inclusion on the ARTG.
     In order for the Australian trials to satisfy FDA requirements, we will remain responsible for implementing the Australian trial protocol and investigational brochure, as well as maintaining clinical quality systems.
     TGA approval is expected to follow receipt of CE Mark in Europe.
     Other Regulations
     We are also subject to various federal, state and local laws and regulations, both in the United States and in Australia, relating to such matters as safe working conditions, laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development work. Although we believe we are in compliance with these laws and regulations in all material respects, we cannot provide assurance that we will not be required to incur significant costs to comply with environmental laws or regulations in the future.
Third Party Reimbursement
     In the United States, hospitals and doctors generally rely on third-party payers, such as Medicare, private health insurance plans and health maintenance organizations to reimburse all or part of the cost of medical devices and the related surgical procedures.
     In 2001, the Center for Medicare and Medicaid Services, or CMS, filed a notice that implantable ventricular assist devices would be reimbursed under Diagnosis Related Group (DRG) 103, which is the highest DRG and covers heart transplantation. Using the new published payment rates, the base Medicare payment to CMS-certified centers increased to $136,000, with $76,000 typically assigned for each pump. Actual payments are subject to other variables such as center geography and patient circumstances. In addition, when LVAD patients are discharged from the hospital and then readmitted for transplantation, hospitals may qualify for 2 separate DRG 103 payments.
     We believe that our products will be Medicare-eligible and therefore that they should be entitled to reimbursement. Reimbursement is expected to apply during US clinical trials once an IDE has been approved. Several insurance providers have also implemented US policies for circulatory assist devices, including Blue Cross and Blue Shield. We believe that many private insurers will cover our devices if they are also covered by Medicare.

     European reimbursement varies from country to country and often hospital to hospital. The European system is more effective at focusing resource intensive procedures in a small number of centers within each country and LVAD’s fall into that category of resource intensive procedures. In those hospitals that perform LVAD implantation, we believe that there is adequate budget to purchase circulatory assist devices. As in the United States, the physician will continue to drive the decision as to which LVAD to purchase.
Competition
     Competition in the LVAD industry is expected to increase as better devices become available. In the long run, we believe that only smaller, less invasive, reliable and durable devices will remain as viable alternatives for the treatment of CHF.
     Our principal competitors include Thoratec Corporation, World Heart Corporation, Jarvik Heart, MicroMed Technology, Inc, Ventracor Limited, Berlin Heart AG, Abiomed, Inc. and Terumo Heart, Inc., and a range of other smaller, specialized medical device companies with devices at varying stages of development. We are not aware of whether any of these competitors is currently developing a new full-output pump that is equivalent or lesser in size to the HeartWare LVAD System and which is designed to be implanted by minimally invasive techniques, including implantation above the diaphragm in all patients. Further, there may be companies unknown to us that are developing competitive pumps of lesser or similar output levels or other competitive products, and we can offer no assurance that the above competitors or these other parties will not be successful in their efforts.
     We believe that the key features of our technology that provide us with a competitive advantage over our competitor’s products include:
•	small device size which allows for routine implantation in the space immediately surrounding the heart in all patients, known as the pericardial space, unlike other full-output LVADs that are currently available;

•	a hybrid passive magnetic and hydrodynamic impeller suspension system which eliminates the need for mechanical bearings, providing a “wearless mechanism”; and

•	a design that includes a wide-bladed impeller which facilitates clear blood flow paths through the pump and an integrated inflow cannula which optimizes blood flow characteristics.
     Although we believe our technology provides us with a competitive advantage over our competitor’s products, we note that:
•	our products are in the early stages of development, we have limited implantation experience, and our success is dependent on our international clinical trials proving the safety and efficacy of our products;

•	a number of our competitors have significantly greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours; and

•	our market is an emerging market and is reliant upon acceptance of LVAD technology.

Research and development
     From the date of our inception through December 31, 2007, we have incurred approximately $37 million on research and development of our LVAD technologies. Research and development costs include activities related to the research, development, design, testing, and manufacturing of prototypes of our products. It also includes clinical activities and regulatory costs. Research and development costs also include cost associated with certain HeartWare employees engaged in research and development activities, as well as external consultants and contractors that we may engage from time to time. We expect our research and development expenses to increase significantly as we continue the development of our HeartWare LVAD System, initiate commercialization activities, research the application of, and develop our miniaturized heart pump technology, conduct additional clinical trials and hire additional employees.
Manufacturing
     Our products are currently being utilized only in connection with clinical trials and are not approved for sale. Our manufacturing activities to date, and for the foreseeable future, will continue to consist primarily of process development, component assembly, quality control testing and research and development activities.
     A number of critical components of our HeartWare LVAD System, including the center post, pump housing and impeller, are provided by outside suppliers and then assembled and tested by us in-house. We do not presently have supply agreements in place with our suppliers, other than a production services agreement with Minnetronix, Inc., which is described elsewhere herein. We have not secured second source suppliers for 2 of our critical suppliers.
Employees
     As of December 31, 2007, we had 75 employees, of whom approximately 57 employees are engaged in operations activities including research and development, quality assurance and manufacturing activities, 7 are engaged in marketing and clinical activities and 11 are engaged in finance, legal and other administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.
Legal Proceedings
     We are not currently involved in any legal proceedings.
Corporate History
     HeartWare Limited was registered under the laws of the state of Victoria, Australia on November 26, 2004. On January 24, 2005, HeartWare Limited acquired all of the voting stock of HeartWare, Inc. in exchange for the issuance by HeartWare Limited of 88 million ordinary shares and a convertible note in the principal amount of $1.1 million.
     Our operating subsidiary, HeartWare, Inc, is a Delaware corporation which was incorporated on April 8, 2003 under the name Perpetual Medical, Inc., and which changed its name to HeartWare, Inc. on July 10, 2003. Since July 10, 2003, HeartWare, Inc. has operated the business formerly owned and operated by Kriton Medical, Inc., or Kriton, which had been developing the HeartWare LVAD System since approximately 1995.

     In May 2003, Kriton filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. On May 20, 2003, Kriton and its lead investor Apple Tree Partners I, L.P. proposed a joint plan of liquidation for Kriton. On June 20, 2003, the United States Bankruptcy Court of the Southern District of Florida issued a court order confirming the plan of liquidation. This court order, together with a supplemental court order approving a settlement between Apple Tree Partners and various stockholders of Kriton issued on July 3, 2003, approved the sale of substantially all the assets of Kriton to HeartWare, Inc., and on July 10, 2003, HeartWare, Inc. purchased substantially all of the assets of Kriton free and clear of any and all liens, security interests, encumbrances and claims. The assets included all of Kriton’s patents and other intellectual property which was assigned to HeartWare, Inc.
     In connection with the asset purchase, HeartWare, Inc. issued Series A-1 and Series A-2 Preferred Stock to certain creditors of Kriton. The Series A-1 and Series A-2 Preferred Stock do not have any voting rights or the right to receive dividends but entitle the holders thereof to receive upon certain liquidation events of HeartWare, Inc. and amount equal to $10 per share of Series A-1 and an amount of $21 per share of Series A-2.
     HeartWare, Inc. continued to operate as an independent entity until it was acquired by HeartWare Limited.
Item 1A. RISK FACTORS
     Our business faces many risks. We believe the risks described below are the material risks facing the Company. However, the risks described below may not be the only risks we face. Additional unknown risks or risks that we currently consider immaterial, may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our ordinary shares could decline significantly. Investors should consider the specific risk factors discussed below, together with the cautionary statements under the caption “Forward-Looking Statements” and the other information and documents that we file from time to time with the Securities and Exchange Commission.
Risks Relating to Our Business
We have incurred operating losses since our inception and anticipate that we will continue to incur operating losses for the foreseeable future.
     We are a development stage company with a limited operating history. We have incurred net losses since our inception, including net losses of $21.9 million and $17.4 million for the fiscal years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, our accumulated deficit was $53.2 million. We do not currently have any products that have been approved for sale and we continue to incur significant research and development and general and administrative expenses related to our operations. We expect to continue to incur significant and increasing operating losses for the foreseeable future as we incur costs associated with the conduct of our clinical trials, continue our product research and development programs, seek regulatory approvals, initiate and expand our sales and marketing capabilities, increase our manufacturing operations and comply with the requirements related to being a public company. To become and remain profitable, we must succeed in developing and commercializing products with significant market potential. This will require us to succeed in a range of challenging activities, including conducting clinical trials, obtaining regulatory approvals and manufacturing, marketing and selling competitive, commercial products. We may never succeed in these activities, and we may never obtain regulatory approvals or otherwise generate revenues sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

We may need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
     Currently, we have no products available for commercial sale, and to date we have not generated any revenue from commercial sales or any other significant revenue. Although, we believe our cash and cash equivalents on hand and expected cash flows from operations, including expected sales, will be sufficient to fund our operations for at least the next twelve months notwithstanding that we do plan to seek additional funding in this period. Our ability to conduct our operations over the long-term is dependent on our ability to obtain additional funding by the first half of 2009. However, additional funding may not be available on terms favorable to us, or at all. If we raise additional funding through the issuance of equity securities, our ordinary shares may suffer dilution. If we are unable to secure additional funding, our product development programs and our commercialization efforts would be delayed or reduced or may cease entirely.
     In addition, our operating subsidiary, HeartWare, Inc., issued Series A-1 and Series A-2 Preferred Stock to certain creditors of Kriton Medical, Inc., or Kriton, when HeartWare, Inc. purchased substantially all of the assets of Kriton in July 2003.  The Series A-1 and Series A-2 Preferred Stock do not have any voting rights or the right to receive dividends but entitle the holders thereof to receive upon certain liquidation events (including deemed liquidation events, which are defined as a merger or consolidation of HeartWare, Inc., the sale of all or substantially all of its assets or the sale of a majority of its voting power) of HeartWare, Inc. an amount equal to $10 per share of Series A-1 and an amount equal to $21 per share of Series A-2, which currently represent an aggregate liquidation preference of $15 million. Such rights to receive a payment if there is a deemed liquidation event of HeartWare, Inc. may restrict our ability to structure our Company and its operations and could inhibit our ability to obtain financings.
We have no products approved for commercial sale, and our success will depend heavily on the success of our clinical trial program for our lead device, the HeartWare LVAD System, particularly our US clinical trial which has not yet commenced. If the results of our international clinical trial are uncompetitive or we are unable to complete our US trial or if we experience significant delays in the completion of any of our clinical trials, our ability to obtain regulatory approval to commercialize our products and to generate revenues will be harmed.
     On August 31, 2007, we completed enrollment for our international clinical trial by implanting our 20th patient with our lead device, the HeartWare LVAD System. Having completed enrollment, we plan to make a submission to the Ethics Committee at each of the 5 centers in the trial to increase the number of patients to 50. Currently, we have received permission to extend our international clinical trial to 30 patients from all 5 of international centers. Though there is no requirement to conduct further implants, we believe extending patient numbers and increasing the depth of clinical data will be beneficial.
     As of the date of this report, we have completed implants in 30 patients with cumulative support duration of more than 6,050 days. Once the primary endpoint, 180 days or transplant, is reached for at least 20 patients we will submit data for our CE Mark in Europe.
     In November 2007, we made a submission to the US Food and Drug Administration for an IDE to commence a bridge-to-transplant clinical trial in the United States for our HeartWare LVAD System. The purpose of the proposed study is to evaluate the safety and effectiveness of the HeartWare LVAD System in patients eligible for cardiac transplantation with refractory, advanced heart failure. The proposed primary endpoint is survival to anesthetic induction for heart transplantation, survival to explant for myocardial recovery, or survival to 180 days on device support, whichever occurs first. As of the date of this report, we have not yet received final approval from the US Food and Drug Administration to commence our clinical trial.
     Completion of our clinical trial program could be delayed or adverse events during the trial could cause us to repeat or terminate the trial. If our clinical trial is delayed, if it must be repeated or if it is terminated, our costs associated with the trial will increase, and it will take us longer to obtain regulatory approvals and commercialize the product or we may never obtain such regulatory approvals. Our clinical trials may also be suspended or terminated at any time by regulatory authorities or by us. Any failure or significant delay in completing clinical trials for our products candidates will harm our financial results and the commercial prospects for our products candidates.
     The completion of our clinical trial program could be substantially delayed or prevented by several factors, including:
•	slower than expected rates of patient recruitment and enrollment, including as a result of our competitors undertaking similar clinical trials or having equivalent products that have received approved for sale;

•	failure of patients to complete the clinical trial;

•	patients preferring to use approved devices rather than experimental devices such as our HeartWare LVAD System;

•	unforeseen safety issues;

•	lack of efficacy during clinical trials;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	risks associated with trial design, which may result in a failure of the trial to show statistically significant results even if the product is effective;

•	governmental and regulatory delays or changes in regulatory requirements, policies or guidelines; and

•	varying interpretation of data by regulatory agencies.
If either of our international or our US clinical trial does not demonstrate the safety and efficacy of the HeartWare LVAD System or if we do not receive regulatory approval in Europe, Australia and the United States, we will be unable to commercialize our product and generate revenues in those locations.
     Before we can obtain regulatory approval to commercialize the HeartWare LVAD System in Europe and Australia, which are the first places where we intend to seek such approval, we must be able to demonstrate the safety and efficacy of our product by meeting the endpoint of the trial. The endpoint for our international clinical trial is that 20 patients with advanced heart failure shall have been implanted with the HeartWare LVAD System and shall have survived to the earlier of 180 days or to the time that they have received a heart transplant. As of February 28, 2008, we have implanted 30 patients with an average implant duration exceeding 200 days per patient. Our first 20 patients in our international clinical trial, which will form the basis of our CE mark submission, have been supported for an average duration of approximately 261 days, with 18 of these patients having reached the primary endpoint of our international clinical trial. Despite the encouraging results that we have observed to date, we may not be able to demonstrate the safety and efficacy of the HeartWare LVAD System. Even if we complete our international clinical trial successfully, we may not receive regulatory approval in Europe and Australia. If we are unable to meet the endpoint or we do not obtain regulatory approval, we will be unable to commercialize our product and generate revenues.
     We must also demonstrate the safety and efficacy of our products in the United States by undertaking a separate clinical trial, which will initially be pursued by us conducting a bridge-to-transplant clinical trial in the United States. As of the date of this report, we have applied for, but have not yet received, our IDE to commence our bridge-to-transplant clinical trial in the United States for our HeartWare LVAD System. As such, we have not yet implanted any patients in the United States and, accordingly, it is uncertain as to whether we will be able to demonstrate the safety and efficacy of the HeartWare LVAD System for the purposes of seeking US regulatory approval.
     Even if our international clinical trial is successful and we obtain foreign regulatory approvals, we will need to obtain FDA approval to commercialize our product in the United States, which will require us to receive FDA approval to conduct clinical trials in the United States and to complete those trials successfully. If we fail to obtain approval from the FDA, we will not be able to market and sell our products in the United States.
     We do not have the necessary regulatory approvals to commercialize our HeartWare LVAD System, or any of our other products, in the United States. We can offer no assurance that our HeartWare LVAD System, or any of our future products, will receive FDA approval.
     In order to obtain FDA approval to commence sales of our HeartWare LVAD System in the United States, we will be required to receive a pre-market approval, or PMA, from the FDA. A PMA must be supported by pre-clinical and clinical trials to demonstrate safety and efficacy. A clinical trial will be required to support an application for a PMA, but as noted above before we can commence a clinical trial, we must receive an IDE, and we do not yet know the outcome of our request to the FDA for an IDE. On October 31, 2007 we shipped our submission to the US Food and Drug Administration for an IDE for the HeartWare LVAD System and we have not yet received a final determination.
     Even if we receive an IDE, we do not know if our US clinical trials will begin or be completed on schedule or at all. Even if these trials are completed, we do not know if they will produce clinically meaningful results sufficient to show the safety and efficacy of our products so as to support an application for a PMA.
     The process of obtaining marketing approval or clearance from the FDA for our HeartWare LVAD System, or any future products or enhancements or modifications to any products, could:
•	take a significant period of time;

•	require the expenditure of substantial resources;

•	involve rigorous pre-clinical and clinical testing;

•	require changes to our products; and

•	result in limitations on the indicated uses of the products.
     There can be no assurance that we will receive the required approvals from the FDA or, if we do receive the required approvals, that we will receive them on a timely basis or that we will otherwise be able to satisfy the conditions of such approval, if any. The failure to receive product approval clearance by the FDA will have a material adverse effect on our business, financial condition or results of operations.
     We may not meet regulatory quality standards applicable to our manufacturing and quality processes, which could have an adverse effect on our business, financial condition or results of operations.
     Even after products have received marketing approval or clearance, product approvals and clearances by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of problems following initial approval. As a device manufacturer, we are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced site inspections. In addition, the US federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. Our failure to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, refusal to permit the import or export of our products, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to suffer.
     In the European Union, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. If we do not comply, the FDA or European Union organizations may withdraw clearance to market, require a product recall or take other enforcement action.
     We plan to operate in multiple regulatory environments that require costly and time consuming approvals.
     Even if we obtain regulatory approvals to commercialize the HeartWare LVAD System or any other product that we may develop, sales of our products in other jurisdictions will be subject to regulatory requirements that vary from country to country. The time and cost required to obtain approvals from these countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from those of the FDA. Laws and regulations regarding the manufacture and sale of our products are subject to future changes, as are administrative interpretations and policies of regulatory agencies. If we fail to comply with applicable foreign, federal, state or local market laws or regulations, we could be subject to enforcement actions. Enforcement actions could include product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, which in each case would harm our business.

Our LVADs may never achieve market acceptance even if we obtain regulatory approvals.
     Even if we obtain regulatory approvals to commercialize the HeartWare LVAD System or any other product that we may develop, our products may not gain market acceptance among physicians, patients, health care payers or the medical community. The degree of market acceptance of any of the devices that we may develop will depend on a number of factors, including:
•	the perceived effectiveness of the product;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments or competitive products;

•	the strength of marketing and distribution support; and

•	sufficient third party coverage or reimbursement.
     If our HeartWare LVAD System, or any other product that we may develop, is approved but does not achieve an adequate level of acceptance by physicians, patients, health care payers and the medical community, we may not generate product revenue and we may not become profitable or be able to sustain profitability.
If we fail to obtain an adequate level of reimbursement for our products by third party payers, there may be no commercially viable markets for our product candidates or the markets may be much smaller than expected.
     The availability and levels of reimbursement by governmental and other third party payers affect the market for our product candidates. The efficacy, safety, performance and cost-effectiveness of our product candidates and of any competing products will determine the availability and level of reimbursement. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our products to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner or at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.
     We believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third party payers may adversely affect the demand for our products currently under development and limit our ability to sell our product candidates on a profitable basis. In addition, third party payers continually attempt to contain or reduce the costs of health care by challenging the prices charged for health care products and services. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, market acceptance of our products would be impaired and our future revenues would be adversely affected.

If hospitals do not conduct destination therapy procedures using our LVADs, market opportunities for our product will be diminished.
     If hospitals do not conduct destination therapy procedures using our LVADs, our market opportunities will be diminished. The number of destination therapy procedures actually performed depends on many factors, most of which are out of our direct control, including:
•	the number of sites approved for destination therapy by relevant regulatory agencies;

•	the clinical outcomes of destination therapy procedures;

•	cardiology and referring physician education, and their commitment to destination therapy;

•	the economics of the destination therapy procedure for individual hospitals, which includes the costs of the LVAD and related pre-and post-operative procedures and their reimbursement; and

•	the economics of hospital’s not conducting a destination therapy procedure, including the costs and related reimbursements of long-term hospitalization.
     The different outcomes of these and other factors, and their timing, may have a material and adverse on our future results.
We have limited sales, marketing and distribution experience.
     To develop and increase sales, distribution and marketing capabilities, we would have to invest significant amounts of financial and management resources. In developing these sales, marketing and distribution functions ourselves, we could face a number of risks, including:
•	we may not be able to attract and build a significant, successful or qualified marketing or sales force;

•	the cost of establishing, training and providing regulatory oversight for a marketing or sales force may be substantial; and

•	there are significant legal and regulatory risks in medical device marketing and sales, and any failure to comply with all legal and regulatory requirements for sales, marketing and distribution could result in enforcement action by the FDA or other authorities that could jeopardize our ability to market the product or could subject us to substantial liability.
We have limited capabilities and manufacturing personnel, and if our manufacturing facilities are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.
     We currently manufacture our LVAD at our facilities in Miramar, Florida. If there were a disruption to our existing manufacturing facility, for example, due to a hurricane, we would have no other means of manufacturing our LVAD until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our LVADs for use in our current and planned clinical trials, or if our manufacturing process yields substandard LVADs, our development and commercialization efforts would be delayed.

     We currently have limited resources, facilities and experience to commercially manufacture our products. In order to produce our products in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase substantially the production process over the current level of production. There are technical challenges to increasing manufacturing capacity, and developing commercial-scale manufacturing facilities would require the investment of substantial additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase in a timely manner or at all. If we are unable to do so, we may not be able to produce our LVADs in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, if at all.
     If we are unable to manufacture a sufficient supply of our LVADs, or if we cannot do so efficiently, our revenues, business and financial prospects would be adversely affected.
Our manufacturing facilities and the manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If we fail to achieve regulatory approval for these manufacturing facilities, our business and our results of operations would be harmed.
     Completion of our clinical trials and commercialization of our products require access to, or the development of, manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. In addition, the FDA must approve facilities that manufacture our products for US commercial purposes, as well as the manufacturing processes and specifications for the product with similar, additional, approvals required in order to achieve CE marking in Europe. Suppliers of components of, and products used to manufacture, our products must also comply with FDA and foreign regulatory requirements, which often require significant time, money, resources and record-keeping and quality assurance efforts and subject us and our suppliers to potential regulatory inspections and stoppages. If we or our suppliers fail to comply with the regulatory requirements for our manufacturing operations, our commercialization efforts could be delayed, which would harm our business and our results of operations.
We rely on specialized suppliers for certain components and materials.
     We depend on a number of suppliers to successfully manufacture sufficient quantities of the components we use in our products. We rely on suppliers for critical components including the center post, housing and impeller that are assembled into our primary product, the HeartWare LVAD System, as well as finished products that comprise our peripheral and external equipment that is included in the HeartWare LVAD System. Lead times for our components are significant and can be up to as long as sixteen weeks and many of our components are manufactured to very tight tolerances. We are in the process of negotiating supply agreements with our key suppliers but have not formalized any supply arrangements, with the exception of the productions service agreement described below.
     We have second-source suppliers for many, but not all, of our components. If, however, any critical components are not delivered on time or at all or are delivered outside of specifications, for any reason, contractual or otherwise, our business may be seriously harmed financially. Additionally, significant changes to our components may require product redesign and new regulatory clearances, either of which could significantly delay or prevent production or involve substantial cost.
     We have a production services agreement with Minnetronix, Inc., located in Minnesota, as the supplier of the patient monitor and controllers. The agreement, effective August 17, 2006, is for an initial term of one year, and automatically renews for additional periods of one year unless either party elects not to renew the agreement by giving at least 90 days prior written notice. This agreement has been renewed through August 17, 2008 and we expect to renegotiate this arrangement during the course of 2008 for 2009 and beyond. The agreement may also be terminated in an event of a breach upon specified notice, or for convenience by either party giving the other party 180 days prior written notice. Although we are required to submit 12-month forecasts to Minnetronix, we cannot assure you that they will be able to have the capacity to accommodate our demand.
     While we have identified second-source suppliers for other key components, we have not entered into written agreements with these suppliers and we cannot assure you that we will be able to maintain our manufacturing schedule without undue delay or substantial cost if any of these arrangements are terminated.
     Additionally, we may experience problems or delays in our own manufacturing process, which may be harmful to our financial status or reputation and therefore make it more difficult or expensive for us to continue with or enter into relationships with specialized suppliers. Our business plan is predicated on entering into and renewing agreements with one or more external parties to manufacture components of our technology. If we are unable to secure or maintain agreements with these manufacturers on favorable terms or at all, then our ability to commercialize our technology and expand our operations will be impaired.
We may not be able to effectively protect our intellectual property rights which could have an adverse effect on our business, financial condition or results of operations.
     Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our technology and products. As of December 31, 2007, we have 15 issued US patents and 10 issued Australian patents, 3 issued patents in each of Germany, the United Kingdom and France, as well as patents issued in the Netherlands, Spain, Italy, Korea and Canada, and Israel. We also have 23 pending US patent applications and a number of international patent applications filed under the Patent Cooperation Treaty, as well as in Japan, Europe and Australia. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. Even if issued, existing or future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of terms of patent protection we may have for our products. Changes in patent laws or their interpretation in the United States and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. In addition, the legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In order to preserve and enforce our patent and other intellectual property rights, we may need to make claims or file lawsuits against third parties. This can entail significant costs to us and divert our management’s attention from developing and commercializing our products.
Intellectual property litigation could be costly and disruptive to us.
     From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies used in our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel and require us to pay substantial damages. If we are unsuccessful in defending ourselves against these types of claims, we may be required to do one or more of the following:
•	stop our ongoing or planned clinical trials or delay or abandon commercialization of the product that is the subject of the suit;

•	attempt to obtain a license to sell or use the relevant technology or substitute technology, which license may not be available on reasonable terms or at all; or

•	redesign those products that use the relevant technology.
     In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.
If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
     In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how. We generally seek to protect this information by confidentiality agreements with our employees, consultants, scientific advisors and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
If we are unable to manage our expected growth, we may not be able to commercialize our product candidates.
     We expect to continue to expand our operations and grow our research and development, product development, regulatory, manufacturing, sales, marketing and administrative operations. This expansion has placed, and is expected to continue to place, a significant strain on our management and operational and financial resources. To manage any further growth and to commercialize our products, we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. In addition, we will need to manage relationships with various manufacturers, suppliers and other organizations, including various regulatory bodies in the United States and other jurisdictions. Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement such improvements to our management information and internal control systems in an efficient and timely manner and may discover deficiencies in existing systems and controls. Our failure to accomplish any of these tasks could materially harm our business.
We compete against companies that have longer operating histories, more established or approved products and greater resources than we do, which may prevent us from achieving further market penetration or improving operating results.
     Competition in the medical device industry is intense. Our products will compete against products offered by public companies, such as Thoratec, Inc. and Ventracor Limited, as well as several private companies, such as Jarvik Heart, Inc and Terumo Heart, Inc. Some of these competitors have significantly greater financial and human resources than we do and have established reputations or products, as well as distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We also face competition from other medical therapies which may focus on our target market as well as competition from manufacturers of pharmaceutical and other devices that have not yet been developed. Competition from these companies could adversely affect our business.

     Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products. Factors affecting our competitive position include:
•	product performance and design;

•	product safety;

•	sales, marketing and distribution capabilities;

•	comparable clinical outcomes;

•	success and timing of new product development and introductions; and

•	intellectual property protection.
The competition for qualified personnel is particularly intense in our industry. If we are unable to retain or hire key personnel, we may not be able to sustain or grow our business.
     Our ability to operate successfully and manage our potential future growth depends significantly upon our ability to attract, retain and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial and financial personnel. We face intense competition for such personnel, and we may not be able to attract, retain and motivate these individuals. We compete for talent with numerous companies, as well as universities and non-profit research organizations. Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. Although we have employment and incentive compensation agreements with all of our executive officers and incentive and compensation plans for our other personnel providing them with various economic incentives to remain employed with us, these incentives may not be sufficient to retain them. We do not maintain key man life insurance on the lives of any of the members of our senior management other than for Mr. LaRose, our Chief Scientific Officer. The loss of key personnel for any reason or our inability to hire, retain and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business.
Product liability claims could damage our reputation or adversely affect our business.
     The design, manufacture and marketing of human medical devices carries an inherent risk of product liability claims. Such liability claims may be expensive to defend and may result in large judgments against us. While our products are “investigational devices” and not approved for sale, we maintain clinical trial insurance and limited product liability insurance. We cannot be certain that such insurance will be sufficient to cover all claims that may be made against us. Our insurance policies generally must be renewed on an annual basis. We may not be able to maintain or increase such insurance on acceptable terms or at reasonable costs. A successful claim brought against us in excess, or outside, of our insurance coverage could seriously harm our financial condition and results of operations. Generally, our clinical trials will be conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and, during the course of treatment, these patients could suffer adverse medical effects or die for reasons that may or may not be related to our medical devices. Any of these events could result in a claim of liability. Such claims against us, regardless of their merit, could result in significant awards against us that could materially harm our business, financial condition and results of operations.

Investors could lose confidence in our financial reports, and the value of our ordinary shares may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.
     This annual report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies. We will be required to include both of such reports in our annual report on Form 10-K for fiscal years ending on or after December 31, 2008, unless the SEC provides further extension to the compliance date.
     We continue to evaluate our existing internal controls over financial reporting against the standards adopted by the Public Company Accounting Oversight Board, or PCAOB. During the course of our ongoing evaluation of the internal controls, we will identify areas requiring improvement and will design enhanced processes and controls to address issues identified through this review. Remediating any deficiencies, significant deficiencies or material weaknesses that have been or could be identified by us or our independent registered public accounting firm may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. The existence of one or more such deficiencies or weaknesses could affect the accuracy and timing of our financial reporting. Investors could lose confidence in our financial reports, and the value of our ordinary shares may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.
Fluctuations in foreign currency exchange rates could adversely affect our financial results.
     Changes in foreign currency exchange rates can affect the value of our assets, liabilities, costs and revenues. Currently, all of our capital raising activities are undertaken in Australian dollars while most of our expenditures are incurred in US dollars. We try to mitigate our exposure to currency exchange risks by holding some funds in US dollars. We may suffer losses as a result of exchange rate fluctuations.
Risk Factors Related to Our Ordinary Shares
There is no current trading market for our ordinary shares in the United States and no such market may develop.
     Although our ordinary shares are currently listed on the Australian Securities Exchange, or ASX, there is not any current trading market for our ordinary shares in the United States. In addition, in order to comply with the U.S. Securities Act, restrictions placed on our ordinary shares traded on the ASX provide that they may not be sold to US persons. In the future, we may seek to list our ordinary shares on a US securities exchange; however, there is no certainty that we would be successful in achieving a listing. As a result, no trading market for the ordinary shares may develop in the United States and, except for trading on the ASX, you may not be able to transfer or resell your shares within the United States at their fair value or at all.
Conversion of our outstanding convertible note or other future issuances of our ordinary shares will dilute the ownership interests of existing shareholders.
     As of December 31, 2007, we had a convertible note payable to our largest shareholder, with an amount due of approximately AU$1.5 million, including principal and accrued interest. The note has a conversion price of AU$1.00 which may be converted into 1.5 million ordinary shares. The conversion of this convertible note, together with interest accrued to the date of conversion, will dilute the ownership interest of our existing shareholders, and any subsequent sales in the public market of the ordinary shares issuable upon this conversion could adversely affect prevailing market prices of our ordinary shares. Further, the existence of the convertible note may encourage short selling of our ordinary shares by market participants because the conversion of the convertible note could depress the price of our ordinary shares. In addition, future sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the market price of our shares. Sales of our shares and the potential for such sales could cause our share price to decline.
The price of our ordinary shares may fluctuate significantly.
     Our ordinary shares have been traded on the ASX since January 31, 2005. The price of our ordinary shares has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, our closing share price has ranged from AU$0.53 to AU$0.92 in the 12 months ended December 31, 2007. The price of our ordinary shares could fluctuate significantly for many reasons, including the following:
•	future announcements concerning us or our competitors;

•	regulatory developments, enforcement actions bearing on advertising, marketing or sales, and disclosure regarding completed, ongoing or future clinical trials;

•	quarterly variations in operating results, which we have experienced in the past and expect to experience in the future;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	business acquisitions or divestitures;

•	changes in third party reimbursement practices;

•	fluctuations of investor interest in the medical device sector; and

•	fluctuations in the economy, world political events or general market conditions.
     In addition, stock markets in general and the market for shares of health care stocks in particular, have experienced extreme price and volume fluctuations in recent years, fluctuations that frequently have been unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our ordinary shares. The market price of our ordinary shares could decline below its current price and the market price of our shares may fluctuate significantly in the future. These fluctuations may be unrelated to our performance.
Your interests may differ or conflict with those of the Company’s largest shareholder.
     As of December 31, 2007, Apple Tree Partners I, L.P., or Apple Tree, owned approximately 37% of our outstanding ordinary shares, without giving effect to the conversion of a convertible note held by Apple Tree. As a result, Apple Tree has and will continue to have significant influence over the outcome of any matter, including a change of control, requiring approval of holders of ordinary shares under

Australian law and the rules of any stock exchange on which our ordinary shares may be listed. The interests of Apple Tree may differ from or conflict with the interests of other shareholders regarding a potential change of control of us or other matters requiring a vote of shareholders. Apple Tree’s significant influence over us and our subsidiaries may delay or prevent a change in control even if desired by the other holders of ordinary shares, which could adversely affect the trading price of the ordinary shares.
If there are substantial sales of ordinary shares, our share price could decline.
     If our existing shareholders sell a large number of ordinary shares or the public market, should one develop, perceives that existing shareholders might sell a large number of ordinary shares, the prices at which our ordinary shares may trade could decline significantly. Sales of substantial amounts of ordinary shares by shareholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the ordinary shares.
We do not intend to pay cash dividends on our ordinary shares in the foreseeable future.
     We have never declared or paid any cash dividends on our ordinary shares, and we currently do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the development and expansion of our products and business. Accordingly, our shareholders will not realize a return on their investment unless the trading price of our ordinary shares appreciates.
We are currently classified as a PFIC for US federal income tax purposes. As long as we remain a PFIC, US holders of our ordinary shares may be subject to adverse tax consequences.
     We are currently classified as a passive foreign investment company, or PFIC, for US federal income tax purposes because substantially all of our revenue is currently derived from interest on our cash balances. As a result, for so long as we remain a PFIC, US holders of our ordinary shares could be subject to substantially increased US tax liability, including an interest charge upon the sale or other disposition of their ordinary shares or upon the receipt of “excess distributions” from us. These investors may be able to avoid some of their increased tax liability by electing to treat the Company as a qualified electing fund, or QEF. However, in order for US investors to be able to make such an election, we would be required, among other things, to provide certain information to them on an annual basis regarding the US shareholder’s pro rata share of capital gain and ordinary income for the year and the amount of cash and property distributed to the shareholder. Due to the time and expense required to provide such information, we do not currently intend to provide it. US investors should consult their own tax advisors concerning the US federal income tax consequences that would apply to their investment in our ordinary shares.
Some provisions of Australian law have anti-takeover effects that could discourage or prohibit the acquisition of us by others, even if such an acquisition would be beneficial to our shareholders.
     Entities wishing to acquire us will need to comply with Australian laws, including the Australian Corporations Act (“the Corporations Act”) and the Foreign Acquisition and Takeover Act. These laws prescribe the steps that an acquirer must undertake in order to acquire a significant interest, being greater than 20%, in the Company. A summary of these requirements are set out under Item 11 “– Acquisition of the Company” and “– Foreign Acquisition and Takeover Act” of our Registration Statement on Form 10 (File No. 000-52595) filed with the Securities and Exchange Commission on April 30, 2007, as amended. These laws may discourage or prohibit the acquisition of us by others, even if such an acquisition would be beneficial to our shareholders.

We may be subject to arbitrage risks.
     Investors may seek to profit by exploiting the difference, if any, in the price of our ordinary shares on the ASX and the price of our ordinary shares available for sale in the United States, whether such sales would take place on a US securities exchange or in the over-the-counter market or otherwise. Such arbitrage activities could cause our share price in the market with the higher value to decrease to the price set by the market with the lower value.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
     Our corporate headquarters are located in Sydney, Australia and we have an operations facility in Miramar, Florida and a satellite office in Framingham, Massachusetts.
     The Sydney, Australia office space is approximately 1,100 square feet. The lease expires in June 2008 and we do not have a right to renew this lease. However, we expect to be able to renew the lease on favorable terms if so desired.
     Our office in Framingham, Massachusetts consists of 3,530 square feet of office space. The lease expires on January 31, 2011 and we have the right to renew for an additional 3 year period under the same terms and conditions as the current agreement.
     As of December 31, 2007, we leased an approximately 30,000 square foot technology development and manufacturing center in Miramar, Florida, which includes electronics, mechanical and quality assurance laboratories as well as controlled manufacturing space and a clean room, quality control functions, research and development operations and some administrative functions. This lease expires in April 2008, and we are in negotiations with the landlord to extend the lease term. We are also considering alternative leasehold facilities, close to this facility, on terms broadly equivalent to, or better than, our existing leasehold commitments. Any such new facilities would be leased provided that the premises are suitable and adequate for our needs for the foreseeable future.
     Our products are currently being utilized only in connection with clinical trials. Our manufacturing activities to date consist primarily of process development, component assembly, quality control testing and research and development activities. Currently, approximately two-thirds of our space in Miramar is being used for these production activities.
     We believe that our main facility located in Miramar, Florida and our other office spaces are suitable and adequate for our needs now and for the foreseeable future notwithstanding that we may consider alternative operations facilities as noted above. We believe that the current or any replacement facilities of ours and our specialized suppliers will be sufficient to meet our needs now and for the foreseeable future. We intend to continue utilizing our suppliers and assembling our products for the foreseeable future in the same manner in which we have been operating.
Item 3. LEGAL PROCEEDINGS
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of fiscal 2007, no matter was submitted to a vote of our security holders.
Part II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our ordinary shares are traded on the Australian Securities Exchange (“ASX”) under the symbol “HTW”. The following table sets forth, for the periods indicated, the high and low closing price of our ordinary shares in Australian and US dollars.

	High	Low	High	Low
Period	(AU$)	(AU$)	(US$)	(US$)

Fiscal Year 2007:
First Quarter	0.87	0.64	0.70	0.52
Second Quarter	0.92	0.60	0.78	0.51
Third Quarter	0.65	0.55	0.57	0.49
Fourth Quarter	0.80	0.53	0.71	0.47
Fiscal Year 2006:
First Quarter	1.25	0.73	0.89	0.52
Second Quarter	1.40	0.78	1.04	0.58
Third Quarter	1.10	0.76	0.82	0.57
Fourth Quarter	0.84	0.64	0.66	0.51
     As of January 31, 2008, the Company had 248,100,277 ordinary shares outstanding and there were 1,388 holders of record of our ordinary shares.
     We have not declared or paid any dividends on our ordinary shares and do not anticipate doing so for the foreseeable future.

Equity Compensation Plans
     The following table sets forth information regarding the Company’s Equity Compensation Plan as of December 31, 2007:

Number of
securities
	to be	Weighted
	issued	average
	upon	exercise	Number of securities
	exercise of	price of	remaining available for
	outstanding	outstanding	future issuance under
	options,	options,	equity compensation plans
	warrants	warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
HeartWare Limited Employee Share Option Plan	22,387,170	$0.65	4,903,860
HeartWare Limited Performance Rights Plan	2,050,000	$0.00	1,450,000

Equity compensation plans not approved by security holders:
Non-plan incentive options	2,395,600	$0.66	—
Share Price Performance Graph
     The graph below compares the cumulative total shareholder return on investment in our ordinary shares, in Ventracor Limited, a peer issuer, the ASX Small Ords Accumulation Index and the S&P/ASX300 Healthcare Accumulation Index for the 3 year period commencing on January 31, 2005, the first day our shares began trading to December 31, 2007.
     The graph assumes an investment of AU$100 in our ordinary shares, in Ventracor Limited and in the ASX Small Ords Accumulation Index at January 31, 2005 and the reinvestment of all dividends, if any.

Item 6. SELECTED FINANCIAL DATA
      The selected consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and for the period from November 26, 2004 (inception) to December 31, 2007 and the balance sheet data as of December 31, 2007 and 2006 (referred to as “Successor”) have been derived from our consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2004 and the selected consolidated balance sheet data as of December 31, 2005 and 2004 have been derived from our audited consolidated financial statements which are not included in this Annual Report. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.
      On January 24, 2005, we acquired all of the voting stock of HeartWare, Inc., a Delaware corporation, (the “Predecessor”). Our consolidated financial statements reflect the results of the Predecessor for all periods after January 24, 2005. The selected financial data for the Predecessor are derived from the audited financial statements which are not included in this annual report.

	Successor					Predecessor
				Cumulative Period from				Cumulative Period
				November 26, 2004				from April 8, 2003
				(Inception) Through				(Inception) Through
	Years Ended December 31,			December 31,		Years Ended December 31,		December 31,
(In thousands, except per share data)	2007	2006	2005	2004	2007	2004	2003	2004
Statement of Operations data:
Revenues	$—	$—	$—	$—	$—	$—	$—	$—
General and administrative expenses	7,303	6,024	4,312	—	17,639	138	166	304
Research and development expenses	14,636	11,650	10,732	—	37,018	4,795	1,271	6,066
Depreciation	—	—	—	—	—	88	35	123
In process research and development expensed when acquired	—	—	—	—	—	—	3,984	3,984
Other income (expense), net	—	248	1,211	—	1,459	(982)	(248)	(1,230)
Provision for income taxes	—	—	—	—	—	—	—	—
Net loss	(21,939)	(17,427)	(13,833)	—	(53,199)	(6,003)	(5,704)	(11,707)
Basic and diluted loss per share	(0.10)	(0.10)	(0.10)

	As of December 31,				As of December 31,
Balance Sheet Data:	2007	2006	2005	2004	2004	2003

Cash and cash equivalents	$28,276	$16,698	$10,037	$1	$139	$197
Total assets	32,355	20,243	11,970	—	372	419
Total liabilities	3,083	2,779	2,245	—	12,027	6,070
Total shareholders’ equity	29,272	17,464	9,725	1	11,654	5,651
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.
Overview
     We are a medical device company focused on developing and commercializing a family of blood pumps that are surgically implanted to help augment blood circulation in patients suffering from chronic and end-stage heart failure. Heart failure is one of the leading causes of death in the developed world, affecting over 20 million people globally.
     We believe that our first product, the HeartWare LVAD System, is the smallest full-output left ventricle assist device, or LVAD, that is currently in clinical trials or in the marketplace and is the only centrifugal LVAD designed to be implanted above the diaphragm in all patients.
     Beyond the HeartWare LVAD System, we are also evaluating our next generation device, the Miniaturized Ventricular Assist Device, or MVAD. The MVAD is based on the same technology platform as the HeartWare LVAD System but adopts an axial flow, rather than a centrifugal flow, configuration. The MVAD, which is currently at the prototype stage and undergoing animal studies focused on minimally invasive implantation techniques, is approximately one-third the size of the HeartWare LVAD System. We believe that the MVAD will be implantable by surgical techniques that are even less invasive than those required to implant the HeartWare LVAD System. We expect to initiate human clinical trials for the MVAD in 2009.
     In parallel with our development of the MVAD, we have commenced design work on our third generation blood pump, which we currently call the IV VAD. The IV VAD will rely on the same underlying technology platform and will be a smaller version of the MVAD. Unlike the HeartWare LVAD System or the MVAD, the IV VAD is intended to be positioned within the body’s vasculature network and implanted by minimally invasive catheter-based techniques. Once the IV VAD is fully developed, we expect the IV VAD to be about one-tenth the size of the HeartWare LVAD System.
     We are currently conducting a combined European and Australian human clinical trial for the HeartWare LVAD System. This international trial began in March 2006 and called for the implantation of 20 patients. The trial is presently being expanded to 50 patients to enable us to maintain our relationships with our European and Australian and clinical sites and to provide increased depth of clinical data. We have submitted an Investigational Device Exemption application to the US Food and Drug Administration (the “FDA”) and hope to begin a bridge-to-transplant clinical study in the US upon receipt of regulatory approval in early 2008.
     We are a development stage company that has generated significant losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Our primary business activities relate to the research and development of the HeartWare LVAD System and the development of future products. As of December 31, 2007, we had an accumulated deficit of approximately $53.2 million.
     We have financed our operations primarily through our January 2005 initial public offering of ordinary shares in Australia and concurrent US private placement of ordinary shares which raised net proceeds of approximately $23.4 million and subsequent private placements in May 2006, which raised net proceeds of approximately $23.4 million, and July 2007, which raised net proceeds of approximately $30.9 million.
Critical Accounting Policies and Estimates
     We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to make estimates and judgments in preparing the financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our most critical accounting policies and estimates include: accounting for research and development costs, share based payments and income taxes and translation of foreign currency. We also have other key accounting policies that are less subjective and, therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.
     Research and Development
     Research and development costs, including new product development programs, regulatory compliance and clinical research, are expensed as incurred.
     Share-Based Payments
     We elected to early adopt SFAS 123(R), “Share-Based Payment”, effective January 1, 2005. We use a Black-Scholes option value method. Under the fair value recognition provisions of SFAS 123(R), we recognize share-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.
     Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the option, share price volatility and a forfeiture rate.
     We estimate the volatility of our ordinary shares on the date of grant based on the historical volatility of our publicly-traded ordinary shares. We estimate the forfeiture rate based on our historical experience of past forfeitures and our employee retention rate. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.
     The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.
     Income Taxes
     We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, or SFAS 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS No. 109.
     FIN No. 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not “ threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
     Translation of Foreign Currency
     The Company translates all assets and liabilities of non-US entities at the year-end exchange rate and translates expenses at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of shareholders’ equity, titled “Accumulated Other Comprehensive Income (Loss).” Items in Accumulated Other Comprehensive Income (Loss) are not tax affected as the Company has incurred a net loss in each period since inception.
     In addition, the Australian parent company, HeartWare Limited, which operates in a functional currency of AU dollars, holds US dollar cash accounts. Exchange rate fluctuations affect the value of these accounts and may result in foreign currency gains and losses. Such gains and losses are included in the consolidated statements of operations. Any such gains and losses are initially recognized in AU$ and then converted to US$ at an average exchange rate.
Fiscal Years 2007 and 2006
     Revenue
     We are a development stage company and have no revenues to date. We are currently conducting a combined European and Australian clinical trial with our first product, the HeartWare LVAD System, and will not generate revenue until we begin a US trial that qualifies for reimbursement or we receive regulatory approval and begin commercial sales of our product in Europe.

     Cost of Goods Sold
     There was no cost of goods sold recognized during the years ended December 31, 2007 or 2006, as we had no revenue from sale of products in those years.
     General and Administrative
     General and administrative expenses include office expenses associated with general corporate administration. These costs are primarily related to salaries and wages and related employee costs, depreciation of fixed assets, travel, external consultants and contractors, legal and accounting fees and general infrastructure costs and include all operating costs not associated with or otherwise classified as research and development costs
     During 2007, we experienced significant growth as we continued enrollment in our first human clinical trial, became a US SEC reporting company subject to periodic filings in the US in addition to our continued Australian reporting and compliance requirements, raised additional capital and continued to expand research and development and manufacturing activities. As a result, we experienced expansion of our staff, including senior management, and a related expansion in infrastructure costs.
     In 2007, general and administrative expenses were approximately $7.3 million, or 33%, of operating expenses, as compared to $6.0 million, or 34% of operating expenses in 2006. Of the increase of approximately $1.3 million, approximately $1.0 million was a result of an increase in non-cash, share-based compensation expense. Other increases in legal and office expenses were partially offset by decreases in employee relocation and salaries and wages. Salaries and wages in 2006 included termination expense paid to the former Chief Executive Officer.
     Research and Development
     Research and development expenses are the direct and indirect costs associated with developing our products. These expenses consist primarily of salaries and wages and related employee costs, external research and regulatory expenses, materials and costs associated with clinical trials. Additional costs include travel, facilities and overhead allocations. We expect that research and development expenses will continue to represent a significant portion of our operating expenses.
     As discussed above, we experienced significant growth in 2007 and achieved significant research and development milestones, including expanding our international human clinical trial and the commencement of animal studies for less invasive implantable techniques for our next generation heart pump, the MVAD. In 2007, research and development expenses were $14.6 million, or 67%, of operating expenses as compared to $11.6 million, or 66% of operating expenses, in 2006. The increase of approximately $3.0 million was primarily driven by increased salaries and wages and related employee costs of approximately $2.0 million as well increased travel, clinical expenses, office expenses and share based compensation expense.
     Other Income
     Other income consists primarily of interest income and foreign exchange income or loss.
     Interest income is primarily derived from cash and short-term deposits accounts, denominated in both Australian and United States dollars, held in Australia. Interest income was approximately $951,000 in 2007 as compared to $844,500 in 2006. The increase was primarily due to increased average cash balances in 2007 as a result of the completion of a private placement of ordinary shares and a shareholder purchase plan in July 2007, under which we raised net proceeds of approximately $30.9 million.
     Foreign exchange loss was approximately $851,000 in 2007 as compared to $584,000 in 2006. The difference was due to fluctuations in the value of our Australian and US dollar-based cash holdings as a result of movements in the exchange rate between the Australian dollar and the US dollar.
     Income Taxes
     We are subject to taxation in the United States and Australia. We have incurred losses since inception in both jurisdictions. Changes in share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and as such a 100% valuation allowance has been recorded against our net deferred tax assets.
     As of December 31, 2007, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely the question of whether to record a deferred tax asset as we progress toward the commercialization of our products.
Fiscal Years 2006 and 2005
     Revenue
     We are a development stage company and had no revenue during the years ended December 31, 2006 and 2005. We are currently conducting a combined European and Australian clinical trial with our first product, the HeartWare LVAD System, and will not generate revenue until we begin a US trial that qualifies for reimbursement or we receive regulatory approval and begin commercial sales of our product.
     Cost of Goods Sold
     There was no cost of goods sold recognized during the years ended December 31, 2006 or 2005, as we had no revenue from sale of products in those years.
     General and Administrative
     General and administrative expenses include office expenses associated with general corporate administration. These costs are primarily related to salaries and wages and related employee costs, depreciation of fixed assets, travel, external consultants and contractors, legal and accounting fees and general infrastructure costs and include all operating costs not associated with or otherwise classified as research and development costs
     During 2006, we experienced significant growth as we negotiated and obtained regulatory approvals to commence our international clinical trials, and successfully initiated the trial by implanting the first patient with a HeartWare LVAD System. As a result, we experienced a significant expansion of our staff, including senior management, and a related expansion in infrastructure costs.
     In 2006, general and administrative expenses were approximately $6.0 million, or 34% of operating expenses, compared to $4.3 million, or 29% of operating expenses, in 2005. The increase was primarily attributable to increased salaries and wages and related employee costs including severance paid to the former Chief Executive Officer. Additional infrastructure costs associated with an expansion of our manufacturing facilities, accounting fees and travel also significantly contributed to the increase in general and administrative expenses.

     Research and Development
     Research and development expenses are the direct and indirect costs associated with developing our products. These expenses consist primarily of salaries and wages and related employee costs, external research and regulatory expenses, materials and costs associated with clinical trials. Additional costs include travel, facilities and overhead allocations. We expect that research and development expenses will continue to represent a significant portion of our operating expenses.
     As discussed above, we experienced significant growth in 2006 and achieved significant research and development milestones, including the commencement of animal trials for our next generation heart pump, the MVAD. In 2006, research and development expenses were $11.6 million, or 66% of operating expenses, compared to $10.7 million, or 71% of operating expenses, in 2005. The increase of approximately $0.9 million was primarily attributable to increased salaries and wages and related employee costs, material costs and travel costs related to clinical trials, which was partially offset by a decrease of expenses related to external consultants.
     Other Income
     Other Income consists primarily of interest income and foreign exchange income or loss.
     Interest income was approximately $844,500 in 2006 as compared to $717,000 in 2005. The increase was primarily due to increased average cash balances in 2006 as a result of our May 2006 private placement of ordinary shares under which we raised net proceeds of approximately $23.4 million.
     Foreign exchange loss was approximately $584,000 in 2006 as compared to foreign exchange income of approximately $494,000 in 2005. The difference was due to fluctuations in the value of our Australian and US dollar-based cash holdings as a result of movements in the exchange rate between the Australian dollar and the US dollar.
     Income Taxes
     We are subject to taxation in the United States and Australia. We have incurred losses since inception in both jurisdictions. Changes in share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and as such a 100% valuation allowance has been recorded against our net deferred tax assets.
     As of December 31, 2006, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely the question of whether to record a deferred tax asset as we progress toward the commercialization of our products.
     Liquidity and Capital Resources
     At December 31, 2007, our cash and cash equivalents were $28.3 million as compared to $16.7 million at December 31, 2006. The increase is primarily a result of net cash receipts of $30.9 million resulting from the issuance of ordinary shares in July 2007, partially offset by cash used in operating activities.
     Cash used in operating activities for the year ended December 31, 2007 was approximately $19.0 million as compared to $15.9 million for the year ended December 31, 2006. For the year ended December 31, 2007, this amount included a net loss of $21.9 million and non-cash adjustments to net income of approximately $2.9 million which primarily consisted of approximately $539,000 of depreciation and amortization and $2.3 million of share-based compensation.
     For the year ended December 31, 2006, cash used in operating activities included a net loss of $17.4 million, non-cash adjustments to net income of $1.5 million, primarily comprising approximately $388,000 of depreciation and amortization, and $890,000 of share-based payments, which was partially offset by a net increase in cash attributable to a change in current assets.
     Investing activities used cash of approximately $1.0 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively. These amounts in 2007 and 2006 were primarily to acquire property, plant and equipment and capitalized patent costs.
     Cash provided by financing activities for years ended December 31, 2007 and 2006 was $30.9 million and $23.5 million, respectively from the net proceeds from the issuance of ordinary shares. We describe our issuances of ordinary shares in Note 11 — Shareholders’ Equity to the consolidated financial statements included elsewhere in this Annual Report. We used the proceeds from the sales of our ordinary shares in 2007 and 2006 to fund the on-going cost of operations, including continued research and development, marketing costs, manufacturing and operational costs and other regulatory and compliance costs as well general working capital. We intend to use the remainder of the proceeds for similar operating activities.
     In July 2007, in conjunction with a capital raise and shareholder placement plan, we issued an aggregate of 61,709,680 ordinary shares at a price per share of $0.53 (AU$0.60) for aggregate gross proceeds of $32.8 million. Offering costs associated with the issuance were approximately $1.9 million.
     We will require additional funds to support our operations. We believe that cash and cash equivalents on hand and expected cash flows from operations will be sufficient to fund our operations for at least the next twelve months. However, we will require additional capital in order to continue to move toward commercialization of our products.

Contractual Obligations
At December 31, 2007, our debt and contractual financial obligations and commitments by due dates were as follows:

	Payments due by period
	(in thousands of dollars)
		Less
		than 1
	Total	year	1-3 years

Convertible note	$1,327	$1,327	$—
Operating lease obligations	473	306	167
Purchase obligations	1,507	1,507	—

Total	$3,307	3,140	$167

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.
Interest Rate Risk
     Our exposure to interest rate risk is currently confined to interest earnings on our cash that is invested in highly liquid money market funds. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. We do not presently use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.
     Our convertible note does not bear interest rate risk as the note was issued at a fixed rate of interest.
Foreign Currency Rate Fluctuations
     We conduct business in foreign countries. Our headquarters is located in Sydney, Australia and includes executive functions of the Company. All of our trials are presently conducted outside of the United States, with trials within the United States expected to commence in 2008. Our manufacturing operations are located in Miramar, Florida.
     For US reporting purposes, the Company translates all assets and liabilities of its non-US entities at the year-end exchange rate and translates revenue and expenses at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of shareholders’ equity.

     HeartWare Limited holds US dollar denominated cash accounts. Fluctuations in the exchange rate of the US dollar against the AU dollar can result in foreign currency exchange gains and losses. Theses foreign currency transaction gains and losses are included in other, net in the consolidated statements of operations. The gains and losses are recorded in AU dollars, the functional currency of HeartWare Limited, and translated to US dollars, at an average exchange rate, for US reporting purposes.
     We do not presently utilize foreign currency forward contracts and instead hold cash reserves in the currency in which those reserves are anticipated to be expended.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEARTWARE LIMITED

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
HeartWare Limited
We have audited the accompanying consolidated balance sheets of HeartWare Limited (a Development Stage Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and the cumulative period from November 26, 2004 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HeartWare Limited (a Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, and the cumulative period from November 26, 2004 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 3 and 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, on a prospective basis on January 1, 2005. In addition, as discussed in Notes 3 and 9 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on a prospective basis on January 1, 2007.
/s/ Grant Thornton LLP
Fort Lauderdale, Florida
February 25, 2008

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$28,276,388	$16,697,769
Prepaid expenses and other current assets	782,922	616,843

Total current assets	29,059,310	17,314,612

Property, plant and equipment, net	2,977,645	2,710,870
Other intangible assets, net	318,211	217,197

Total Assets	$32,355,166	$20,242,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$509,487	$308,364
Accrued expenses and other current liabilities	1,246,846	1,287,142
Convertible notes, current	1,326,963	1,167,481

Total current liabilities	3,083,296	2,762,987
Other long-term payables	—	15,936

Commitments and contingencies

Shareholders’ equity:
Ordinary shares, no par value — 248,100,277 and 186,262,597 shares outstanding in 2007 and 2006, respectively	—	—
Additional paid-in capital	81,859,263	48,654,298
Deficit accumulated during the development stage	(53,199,166)	(31,260,167)
Accumulated other comprehensive income:
Cumulative translation adjustments	611,773	69,625

Total Shareholders’ Equity	29,271,870	17,463,756

Total Liabilities and Shareholders’ Equity	$32,355,166	$20,242,679

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative Period
				from November
				26, 2004
				(Inception)
				Through
	Years Ended December 31,			December 31,
	2007	2006	2005	2007

Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	7,303,145	6,024,374	4,311,639	17,639,158
Research and development expenses	14,636,198	11,649,822	10,732,764	37,018,784

Total operating expenses	21,939,343	17,674,196	15,044,403	54,657,942

Loss from operations	(21,939,343)	(17,674,196)	(15,044,403)	(54,657,942)

Foreign exchange (loss) income	(851,032)	(583,805)	493,823	(941,014)
Interest income, net	950,675	844,522	717,121	2,512,318
Other, net	(99,299)	(13,229)	—	(112,528)

Loss before income taxes	(21,938,999)	(17,426,708)	(13,833,459)	(53,199,166)
Provision for income taxes	—	—	—	—

Net loss	(21,938,999)	$(17,426,708)	$(13,833,459)	$(53,199,166)

Loss per ordinary share — basic and diluted	$(0.10)	$(0.10)	$(0.10)

Weighted average shares outstanding - basic and diluted	213,029,192	174,689,977	144,648,898

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

				Cumulative
				Period from
				November 26,
				2004 (Inception)
				Through
	Years Ended December 31,			December 31,
	2007	2006	2005	2007

Net loss	$(21,938,999)	$(17,426,708)	$(13,833,459)	$(53,199,166)
Foreign currency translation	542,148	732,661	(663,036)	611,773

Comprehensive loss	$(21,396,851)	$(16,694,047)	$(14,496,495)	$(52,587,393)

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated	Deficit
	Ordinary Shares,			Other	Accumulated
	No Par Value		Additional	Comprehensive	During the
	Shares		Paid-In	Income	Development
	Issued	Amount	Capital	(Loss)	Stage	Total

Balance December 31, 2004	2,000	$—	$794	$—	$—	$794
Issuance of ordinary shares pursuant to the acquisition of HeartWare, Inc.	88,000,000	—	(1,224,284)	—	—	(1,224,284)
Issuance of ordinary shares pursuant to initial public offering, net of offering costs	64,838,876	—	23,437,597	—	—	23,437,597
Issuance of ordinary shares pursuant to share option exercise	395,400	—	59,576	—	—	59,576
Issuance of ordinary shares pursuant to cashless warrant exercise	2,859,998	—	—	—	—	—
Share-based compensation	—	—	1,947,537	—	—	1,947,537
Net loss	—	—	—	—	(13,833,459)	(13,833,459)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(663,036)	—	(663,036)

Balance December 31, 2005	156,096,274	—	24,221,220	(663,036)	(13,833,459)	9,724,725

Issuance of ordinary shares pursuant to capital raise, net of offering costs	29,679,720	—	23,378,369	—	—	23,378,369
Issuance of ordinary shares pursuant to shareholder purchase plan	75,452	—	61,254	—	—	61,254
Issuance of ordinary shares pursuant to share option exercise	411,151	—	103,136	—	—	103,136
Share-based compensation	—	—	890,319	—	—	890,319
Net loss	—	—	—	—	(17,426,708)	(17,426,708)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	732,661	—	732,661

Balance December 31, 2006	186,262,597	—	48,654,298	69,625	(31,260,167)	17,463,756

Issuance of ordinary shares pursuant to shareholder purchase plan	2,002,933	—	1,062,958	—	—	1,062,958
Issuance of ordinary shares pursuant to share option exercise	128,000	—	21,702	—	—	21,702
Issuance of ordinary shares pursuant to capital raise, net of offering costs	59,706,747	—	29,855,650	—	—	29,855,650
Share-based compensation	—		2,264,655	—	—	2,264,655
Net loss	—	—	—	—	(21,938,999)	(21,938,999)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	542,148	—	542,148

Balance December 31, 2007	248,100,277	$—	$81,859,263	$611,773	$(53,199,166)	$29,271,870

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative Period from
				November 26, 2004
	Years Ended December 31,			(Inception) Through
	2007	2006	2005	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,938,999)	$(17,426,708)	$(13,833,459)	$(53,199,166)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	518,367	371,497	247,229	1,137,093
Amortization	20,679	16,528	10,462	47,669
Share-based compensation expense	2,264,655	890,319	1,947,537	5,102,511
Loss on disposal of assets	100,739	13,229	—	113,968
Accrued interest on convertible note	26,254	22,126	19,227	67,607

Increase (decrease) in operating assets and liabilities:
Prepaid expenses and other current assets	(129,688)	(229,689)	(46,239)	(405,616)
Note receivable, current	—	—	794	794
Accounts payable	196,681	(666,383)	149,241	(320,461)
Accrued expenses and other current liabilities	(78,567)	1,071,959	260,855	1,254,247

Net cash used in operating activities	(19,019,879)	(15,937,122)	(11,244,353)	(46,201,354)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(880,446)	(1,732,372)	(1,412,523)	(4,025,341)
Additions to patents	(121,693)	(34,945)	(209,242)	(365,880)
Net cash provided by acquisition	—	—	126,380	126,380
Proceeds from dispositions of assets	8,435	23,701	—	32,136

Net cash used in investing activities	(993,704)	(1,743,616)	(1,495,385)	(4,232,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	32,839,448	25,083,953	25,119,802	83,043,203
Payment of offering costs	(1,899,138)	(1,541,194)	(1,622,629)	(5,062,961)

Net cash provided by financing activities	30,940,310	23,542,759	23,497,173	77,980,242
Effect of exchange rate changes on cash	651,892	798,807	(720,494)	730,205

INCREASE IN CASH AND CASH EQUIVALENTS	11,578,619	6,660,828	10,036,941	28,276,388
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	16,697,769	10,036,941	—	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$28,276,388	$16,697,769	$10,036,941	$28,276,388

Supplemental cash flow information:
Cash paid during the year for:
Interest	$25,568	$22,496	$20,150	$68,214

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Description of Business
     HeartWare Limited, referred to in these notes collectively with its subsidiary, HeartWare, Inc. as “we,” “our,” “HeartWare” or the “Company”, is a medical device company focused on developing and commercializing a family of blood pumps that are surgically implanted to help augment blood circulation in patients suffering from chronic and end-stage heart failure, which is one of the leading causes of death in the developed world.
     We believe that our first product, the HeartWare LVAD System, is the smallest full-output left ventricle assist device, or LVAD, that is currently in clinical trials or in the marketplace and is the only centrifugal LVAD designed to be implanted above the diaphragm in all patients.
     Beyond the HeartWare LVAD System, we are also evaluating our next generation device, the Miniaturized Ventricular Assist Device, or MVAD. The MVAD is based on the same technology platform as the HeartWare LVAD System but adopts an axial flow, rather than a centrifugal flow, configuration. The MVAD, which is currently at the prototype stage and undergoing animal studies focused on minimally invasive implantation techniques, is approximately one-third the size of the HeartWare LVAD System. We believe that the MVAD will be implantable by surgical techniques that are even less invasive than those required to implant the HeartWare LVAD System. We expect to initiate human clinical trials for the MVAD in 2009.
     In parallel with our development of the MVAD, we have commenced design work on our third generation blood pump, which we currently call the IV VAD. The IV VAD will rely on the same underlying technology platform and will be a smaller version of the MVAD. Unlike the HeartWare LVAD System or the MVAD, the IV VAD is intended to be positioned within the body’s vasculature network and implanted by minimally invasive catheter-based techniques. Once the IV VAD is fully developed, we expect the IV VAD to be about one-tenth the size of the HeartWare LVAD System.
     We are currently conducting a combined European and Australian human clinical trial for the HeartWare LVAD System. This international trial began in March 2006 and called for the implantation of 20 patients. The trial is presently being expanded to 50 patients to enable us to maintain our relationships with our European and Australian and clinical sites and to provide increased depth of clinical data. We have submitted an Investigational Device Exemption application to the US Food and Drug Administration (the “FDA”) and hope to begin a bridge-to-transplant clinical study in the US upon receipt of regulatory approval in early 2008
     We are headquartered in Sydney, Australia and have administrative offices in Framingham, Massachusetts and an operations and manufacturing facility in Miramar, Florida.
     We are a development stage company that has generated significant losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Our primary business activities relate to the research and development of the HeartWare LVAD System and the development of future products. As of December 31, 2007, we had an accumulated deficit of approximately $53.2 million.

     Development Stage
     We have operated as a development stage enterprise since our inception by devoting substantially all of our efforts to raising capital, research and development of the products noted above, and developing markets for our products. Accordingly, our financial statements have been prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” issued by the Financial Accounting Standards Board (“FASB”).
     Prior to marketing its products in the United States, the Company’s products must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process implemented by the FDA and other regulatory authorities. There can be no assurance that the Company will not encounter problems in clinical trials that will cause us or the FDA to delay or suspend clinical trials. The Company’s success will depend in part on its ability to successfully complete clinical trials, obtain necessary regulatory approvals, obtain patents and product license rights, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented, or that the rights granted there under will provide proprietary protection or competitive advantages to the Company. The Company will require substantial future capital in order to meet its objectives. The Company currently has no committed sources of capital. The Company will need to seek substantial additional financing through public and/or private financing, and financing may not be available when the Company needs it or may not be available on acceptable terms.
Note 2 Liquidity
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception, and such losses have continued through December 31, 2007. As of December 31, 2007, the Company had a deficit accumulated during the development stage of $53.2 million. Although we believe our cash on hand is sufficient to support our planned operations for at least the next 12 months, our continuation as a going concern beyond that period is dependent on our ability to raise additional capital in order to continue to commercialize our technology, and as such, we are continually seeking to obtain additional capital and financing, though there is no assurance we will be successful in our efforts. Funds raised will be primarily applied for the purposes of meeting costs associated with expanding the Company’s human clinical trials, product development (including in relation to the Company’s implantable electronic devices and its next generation devices, the IV VAD and MVAD), regulatory and other compliance costs as well as for general working capital. The Company closely monitors its cash position.
Note 3 Significant Accounting Policies
     Principles of Consolidation
     The consolidated financial statements include the accounts of HeartWare Limited and its subsidiary, HeartWare, Inc. All inter-company balances and transactions have been eliminated in consolidation.

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
     Cash and Cash Equivalents
     Cash and cash equivalents are recorded in the consolidated balance sheets at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of 3 months or less to be cash equivalents. The Company maintains the majority of its cash and cash equivalents in Australia, denominated in both Australian and United States dollars. As of December 31, 2007 and 2006, the Company had approximately $27.5 million and $16.0 million, respectively, maintained in banks in Australia, as translated into US dollars at the spot rate at the end of the respective year.
     Fair Value of Financial Instruments
     The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The carrying value of the Company’s Convertible Note (See Note 7) approximates fair value based on the fixed interest rate on the debt. The convertible note’s stated value, including principal and accrued interest, translated into US dollars at the year end spot rate, was $1.3 million and $1.2 million, at December 31, 2007 and 2006, respectively.
     Property, Plant and Equipment
     The Company records property, plant and equipment and leasehold improvements at historical cost. Expenditures for maintenance and repairs are charged to expense; additions and improvements are capitalized. The Company generally provides for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the remaining term of the lease.
     Share-Based Payments
     We elected to early adopt SFAS 123(R), “Share-Based Payment”, effective January 1, 2005. We use a Black-Scholes option value method. Under the fair value recognition provisions of SFAS 123(R), we recognize share-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.
     Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the option, share price volatility and a forfeiture rate.
     We estimate the volatility of our ordinary shares on the date of grant based on the historical volatility of our publicly-traded ordinary shares. We estimate the forfeiture rate based on our historical experience of past forfeitures and our employee retention rate. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

     The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.
     Impairment of Long-Lived Assets
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. As of December 31, 2007, no indicators of impairment existed.
     Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) as clarified by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN No. 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies varies, adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of SFAS No. 109.
     FIN No. 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
     Translation of Foreign Currency
     The Company translates all assets and liabilities of non-US entities at the year-end exchange rate and translates expenses at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of shareholders’ equity, titled “Accumulated Other Comprehensive Income (Loss).” Items in Accumulated Other Comprehensive Income (Loss) are not tax affected as the Company has incurred a net loss in each period since inception.
     In addition, the Australian parent company, HeartWare Limited, which operates in a functional currency of AU dollars, holds US dollar cash accounts. Exchange rate fluctuations affect the value of these accounts and may result in foreign currency gains and losses. Such gains and losses are included in the consolidated statements of operations. Any such gains and losses are initially recognized in AU$ and then converted to US$ at an average exchange rate.

     Research and Development
     Research and development costs, including new product development programs, regulatory compliance and clinical research, are expensed as incurred.
     Vendor Concentration
     For the year ended December 31, 2007, we purchased approximately 51% of our product supplies and components used in our research and development activities from two sources. In addition, one of the two vendors performs research and development consulting services for the Company. As of December 31, 2007, the amounts due to these vendors total approximately $301,000.
     Marketing and Advertising Costs
     Marketing, advertising and promotional costs are expensed when incurred.
     Reclassifications
     Certain prior year amounts have been reclassified to conform to current year presentation.
     Net Loss Per Ordinary Share
     Basic loss per share is computed by dividing net loss for the period by the weighted average number of ordinary shares outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of ordinary shares outstanding during the period, plus the dilutive effect of ordinary share equivalents, such as options, using the treasury stock method.
     New Accounting Standards
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 is effective for the Company’s financial statements for the year beginning January 1, 2008, with earlier adoption permitted. The Company does not expect adoption of this statement to have an impact on its consolidated financial position and results of operations.
     In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007. However, the Company does not expect the adoption to have a material impact on its consolidated financial position and results of operations.

Note 4 Other Balance Sheet Information
Components of selected captions in the consolidated balance sheets at December 31 are as follows:

		December 31,
	Estimated Useful Lives	2007	2006

Property, Plant and Equipment
Machinery and equipment	5 to 7 years	$3,327,331	$2,811,800
Leasehold improvements	3 to 7 years	95,951	209,116
Office equipment, furniture and fixtures	5 to 7 years	279,536	143,886
Software	5 to 7 years	388,749	276,092

		4,091,567	3,440,894
Less: accumulated depreciation		(1,113,922)	(730,024)

		$2,977,645	$2,710,870

Depreciation expense was $518,367, $371,497 and $247,229 for the years ended December 31, 2007, 2006 and 2005, respectively.

	December 31,
	2007	2006

Accrued expenses and other current liabilities
Accrued payroll and other employee costs	$837,881	$409,441
Accrued research and development materials	181,172	504,528
Accrued professional fees	209,819	261,317
Other accrued expenses	17,974	111,856

	$1,246,846	$1,287,142

Note 5 Exchange of Equity Interests Among Entities Under Common Control
     On January 24, 2005, HeartWare Limited acquired all of the outstanding voting stock of HeartWare, Inc., a company based in Miramar, Florida developing heart pump technology that now forms the Company’s core technology platform. HeartWare Limited issued 88 million ordinary shares and a convertible note in the principal amount of $1.1 million less a write-off of amounts due to a shareholder of approximately $140,000.
     As the acquisition, for accounting purposes, is an exchange of equity interests among entities under common control, the transaction was accounted for at the historical cost of the assets and liabilities acquired from HeartWare, Inc. The accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 reflect the results of operations of HeartWare, Inc. from the date of acquisition, January 24, 2005.

     The following table summarizes the historical costs of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$126,380
Receivable	75,000
Prepayments	220,000
Other non-current assets	20,771
Trade creditors	(558,103)
Other current payables	(256,099)
Other non-current payables	(100,000)
Property, plant and equipment	205,453

Total purchase price	$(266,598)

Note 6 Intangible Assets
     The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization at December 31 are as follows:

	2007		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortizable Intangible Assets	Amount	Amortization	Amount	Amortization

Patents	$365,880	$(47,669)	$244,187	$(26,990)
     Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $20,679, $16,528 and $10,462, respectively.
     Estimated amortization expense for each of the 5 succeeding fiscal years based upon the Company’s intangible asset portfolio at December 31, 2007 is $24,392.
Note 7 Borrowings and Credit Facilities
Convertible Note – Related Party
     The Company has a convertible note, denominated in Australian dollars, in the principal amount of AU$1,420,000 outstanding at December 31, 2007 and 2006. Accrued interest at December 31, 2007 and 2006 was approximately AU$80,000 and AU$55,000, respectively. At December 31, 2007, the note translated into approximately $1.25 million in principal plus accrued interest of approximately $75,000 that would convert into 1.51 million shares. At December 31, 2006, the note converted into approximately $1.1 million plus accrued interest of approximately $44,000 that would convert into 1.48 million shares at that time.
     The note accrues interest at 2.0% per annum. The conversion price is AU$1.00 per ordinary share. The principal and accrued interest on the convertible note is repayable on demand as of January 31, 2007, and is therefore included as a current liability. As of December 31, 2007, the note has not been converted and the holder of the note, Apple Tree Partners I, L.P., a significant shareholder of the Company, has given a written indication to the Company that its present intention is to convert the note rather than demand repayment. Interest expense on this note was $24,967, $22,062 and $19,227 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 8 Leases
     Rent expense was $738,559 in 2007, $484,226 in 2006 and $284,969 in 2005. Future minimum rental commitments at December 31, 2007 under non-cancelable operating lease agreements are as follows:

Operating
Leases
Year Ending December 31,
2008	$306,024
2009	80,304
2010	79,997
2011	6,506

Total minimum lease payments	$472,831

Note 9 Income Taxes
     At December 31, 2007 and 2006, the Company had gross deferred tax assets in excess of deferred tax liabilities of $17.6 and $10.4 million, respectively. The Company determined that it is not more likely than not that such assets will be realized, and as such has taken a valuation allowance of $17.6 million and $10.4 million as of December 31, 2007 and 2006, respectively. The Company evaluates its ability to realize its deferred tax assets each period and adjusts the amount of its valuation allowance, if necessary. If there is an ownership change, as defined under Internal Revenue Code Section 382, the use of carry-forwards may be subject to change. The Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve.
     SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits and length of carry-back and carry-forward periods. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. The Company has applied a 100% valuation allowance against its net deferred tax assets as of December 31, 2007 and 2006.
     The United States and foreign components of loss before income taxes were as follows:

	For the Year Ended December 31,
	2007	2006	2005
United States	$(17,354,330)	$(13,467,250)	$(9,433,864)
Non-US	(4,584,669)	(3,959,458)	(4,399,595)

	$(21,938,999)	$(17,426,708)	$(13,833,459)

     The effective tax rate of 0% differs from the statutory United States federal income tax rate of 35% for all periods presented due primarily to the valuation allowance. The valuation allowance has increased by approximately $7.3 million, $6.0 million and $4.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

     The primary components of net deferred tax assets are as follows:

	At December 31,
	2007	2006
Net operating loss and other other carryforwards	$17,649,460	$10,358,783

Total deferred tax assets	17,649,460	10,358,783
Valuation allowance	(17,649,460)	(10,358,783)

Net deferred tax assets	$—	$—

     At December 31, 2007, the Company had net operating loss carryforwards of approximately $40 million for US federal income tax purposes and $7.8 million for non-US income tax purposes. Non-US losses have an unlimited carry over period and the US operating losses expire as follows:

Year of Expiration	Year Generated	US Losses	Foreign Losses
unlimited	2005		$(2,452,059)
unlimited	2006		(3,069,139)
unlimited	2007		(2,320,105)
2025	2005	$(9,433,864)
2026	2006	(13,467,250)
2027	2007	(17,354,330)
		$(40,255,444)	$(7,841,303)

     Uncertain tax positions
     At January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitation remained open. No liabilities for resulting unrecognized tax benefits were identified in connection with the implementation of FIN No. 48. The amount of unrecognized tax benefits as of January 1, 2007 was $0. There have been no material changes in unrecognized tax benefits through December 31, 2007. The fiscal years 2005, 2006 and 2007 are considered open tax years in state, federal and Australian tax jurisdictions. We currently do not have any audit investigations in any jurisdiction.
Note 10 Commitments and Contingencies
     The Company has the following contingent liabilities resulting from the acquisition by HeartWare, Inc. of a business that previously held the Company’s technology:
•	a milestone payment of $750,000 within 6 months of the date when the first circulatory assist device is approved for sale in Europe, provided that the Company has at least $15,000,000 in cash on hand and, if the Company does not have $15,000,000 at that time, then the payment is deferred until such time that the Company has $15,000,000 in cash on hand;

•	a milestone payment of $1,250,000 within 6 months of the date when the first circulatory assist device is approved for sale in the US, provided that the Company has at least $25,000,000 in cash on hand and, if the Company does not have $25,000,000 at that time, then the payment is deferred until such time that the Company has $25,000,000 in cash on hand; and

•	a special payment of up to $500,000 upon a sale of HeartWare, Inc. if such sale generates proceeds in excess of the aggregate liquidation preferences of all of HeartWare, Inc.’s then outstanding preferred stock.
     At December 31, 2007 we had purchase order commitments of approximately $1.5 million related to product costs and property, plant and equipment purchases.
     In addition to the above, the Company has entered into employment agreements with all of its executive officers, including the Chief Executive Officer and the Chief Financial Officer. These contracts do not have a fixed term and are constructed on an “at will” basis. Some of these contracts provide executives with the right to receive lump sum payments up to, but not exceeding, nine-months of their highest annual salary if their employment is terminated after a change in control of the Company, as defined in such agreements.
Note 11 Shareholders’ Equity
Ordinary Shares
     As of December 31, 2007, the Company has 248,100,277 ordinary shares outstanding. Under Australian law, the Company does not have authorized capital and the shares do not have a par value. Subject to the Corporations Act, the Company’s Constitution and the Australian Securities Exchange Listing Rules, the Board of Directors may allot and issue ordinary shares to any person on such terms and with such rights as the Board determines. The Board may determine that ordinary shares are to be issued with preferred, deferred or other special rights or restrictions, whether in regard to dividends, voting, return of share capital, payment of calls or otherwise.
     Holders of ordinary shares are entitled to one vote per share at meetings of shareholders and cumulative voting is not permitted under the Company’s Constitution. Holders of ordinary shares are entitled to receive dividends if and when declared by the Board of Directors and to share ratably in the assets of the Company legally available for distribution to its shareholders in the event of liquidation. Holders of ordinary shares in the Company have no preemptive, subscription, anti-dilution, redemption or conversion rights. The holders of a majority of the ordinary shares can elect all of the directors and can control the management and affairs of the Company.
     Since November 26, 2004, our inception, we have issued the following securities:
•	In 2004, in connection with the establishment of the Company, we issued 2,000 ordinary shares for aggregate consideration of $794 (AU$1,000).

•	In connection with our initial public offering in Australia, on January 24, 2005, we issued 55,838,000 ordinary shares. The aggregate offering price for this issuance was $21.6 million (AU$27.9 million), and we incurred underwriting commissions of $1.6 million (AU$2.1 million).

•	Also on January 24, 2005, we issued 9,000,876 ordinary shares, for an aggregate consideration of approximately $3.5 million (AU$4.5 million), in a private placement exempt from registration pursuant to Regulation D promulgated under the Securities Act and Section 4(2) of the Securities Act.

•	Also on January 24, 2005, in connection with our acquisition of all of the voting stock of HeartWare, Inc., we issued 88,000,000 ordinary shares.

•	On April 20, 2005, we issued 2,859,998 ordinary shares to Dr. Robert Fine, former CEO of Kriton Medical, Inc., upon the cashless exercise by Dr. Fine of 3 warrants to purchase 5,259,076 ordinary shares at an exercise price of AU$0.20 per share. These warrants had originally been issued to him by HeartWare, Inc. on October 3, 2003.

•	On May 23, 2006, we issued 29,679,220 ordinary shares in a private placement. The aggregate proceeds to us in connection with this offering were US$23.4 million.

•	On June 15, 2006, we issued 75,452 ordinary shares to our Australian shareholders pursuant to our Shareholder Purchase Plan for aggregate proceeds to us of $61,254 (AU$82,997).

•	From June 2005 to August 2006, we issued an aggregate of 806,551 ordinary shares pursuant to the exercise of options under our Employee Share Option Plan at exercise prices ranging from $0.16 to $0.36 (AU$0.20 to AU$0.50) for aggregate proceeds of $162,712 (AU$218,656) to 5 individuals. The issuance of these ordinary shares was exempt from registration pursuant to Rule 701 under the Securities Act.

•	From January to December 2007, we issued an aggregate of 128,000 ordinary shares pursuant to the exercise of options under our Employee Share Option Plan at an exercise price of AU$0.20 for aggregate proceeds of $21,702 (AU$25,600) to 2 individuals. The issuance of these ordinary shares was exempt from registration pursuant to Rule 701 under the Securities Act.

•	On July 24, 2007, we issued 2,002,933 ordinary shares to our Australian shareholders pursuant to our Shareholder Purchase Plan for aggregate proceeds to us of US$1.1 million

•	On July 26, 2007, we issued 59,706,747 ordinary shares in a private placement. The aggregate net proceeds to us in connection with this offering were US$29.9 million.
Note 12 Equity Incentive Plans
The Company issued share-based payment awards to employees, non-executive directors and outside consultants through an Employee Share Option Plan, a Purchase Rights Plan and outside of any formal plan. The Company issues new shares upon exercise of stock awards. A detailed discussion of share-based payment awards granted and outstanding is below.
Employee Share Option Plan
     On December 15, 2004, the Company adopted the HeartWare Limited Employee Share Option Plan (“ESOP”). The ESOP allows the Company to grant options for ordinary shares in the Company to employees and directors. The ESOP provides for the issuance of up to 11% of the then outstanding ordinary shares. At December 31, 2007, the number of shares reserved for future issuance under the ESOP is 4,903,860.
     Each option issued under the ESOP allows the holder to subscribe for and be issued one ordinary share in the capital of the Company. In accordance with the ESOP Rules, all ESOP options issued after the Company became listed on the ASX must have an exercise price which is not less than the weighted average sale price of ordinary shares sold during the 5 days (or such other period as the Board determines) prior to the grant of the ESOP option.

     Options may generally be exercised after they have vested and prior to the specified expiry date if applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date of grant of the option.
     The options vest in accordance with the plan on an individual award basis. Though some options have had immediate vesting, the majority of options are granted with vesting on a pro-rata basis over periods ranging from two to four years. Prior to 2007, all options were granted with time-based vesting.
     In 2007, the Company granted 2.9 million options with performance based vesting criteria. The performance based options will vest in four equal tranches contingent upon the achievement of pre-determined corporate milestones related primarily to the development of the Company’s products and the achievement of certain prescribed clinical objectives. We currently estimate that the options will vest over a period of 18 to 54 months. Any options not vested after five years from the date of grant automatically expire.
     At December 31, 2007, the Company has determined that only the first tranche of options (725,000), issued with performance criteria, meet the definition of “probable” under SFAS No. 5, Accounting for Contingencies. As such, share-based compensation expense has only been recorded for the first tranche of options. At each period, we will review the likelihood that any of the remaining three tranches will vest, and if the vesting is deemed probable, we will begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.
     Information in US$, as converted from AU$ at the then year-end spot rate, related to the ESOP, including all tranches of the performance options, at December 31 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value

Outstanding at December 31, 2004	—
Granted	14,762,862	$0.45
Exercised	(395,400)	0.15
Forfeited	(263,652)	0.31
Expired	(4,000)	0.15

Outstanding at December 31, 2005	14,099,810	0.46	3.67	$1,272,439
Granted	10,116,324	0.89
Exercised	(411,051)	0.27
Forfeited	(4,155,363)	0.78
Expired	(1,194,070)	0.47

Outstanding at December 31, 2006	18,455,650	0.66	7.32	$—
Granted	4,250,000	0.74
Exercised	(128,000)	0.18
Forfeited	(169,110)	0.95
Expired	(21,370)	0.93

Outstanding at December 31, 2007	22,387,170	$0.65	7.04	$—

Exercisable at December 31, 2007	7,849,124	$0.54	5.04	$—

     The aggregate intrinsic value in the table above represents the quoted market value less the weighted average exercise price at year end times the number of options outstanding. As the weighted average exercise price was above the quoted market price on December 31, 2007 and 2006, there is no aggregate intrinsic value on these dates. The intrinsic value for options exercised during the year ended December 31, 2007 was approximately $60,500.

     Cash received from share option exercises for the years ended December 31, 2007, 2006 and 2005 was approximately $22,000, $103,000 and $60,000, respectively.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model using the assumptions in the following table. Compensation is recognized on an accelerated accrual method over the estimated vest period.
     The weighted average grant date fair value per share of options granted during the years ended December 31, 2007, 2006 and 2005 was $0.47, $0.46 and $0.19, respectively.
     At December 31, 2007 the Company had approximately $3.7 million of unrecognized compensation cost related to non-vested share option awards, including performance based awards not yet deemed probable of vesting, that is expected to be recognized over a weighted average period of 1.73 years.
Weighted Average Black-Scholes Option Pricing Assumptions

	2007	2006	2005

Dividend yield	0%	0%	0%
Estimated annual volatility	52.66%	54.82%	55.17%
Risk-free interest rate	5.96%	5.67%	5.35%
Estimated forfeiture rate	12.50%	12.12%	7.69%
Estimated holding period (years)	7.47	10	6.23
Performance Rights Plan
     On November 13, 2007, the Company adopted the HeartWare Limited Performance Rights Plan (“PRP”). The PRP permits the Company to grant performance rights to employees that allow the employee to acquire ordinary shares of the Company at an exercise price of $0.00. The PRP allows for the issuance of performance rights to acquire up to 3.5 million of the Company’s ordinary shares. On November 19, 2007, the Company filed a Form S-8 Registration Statement with the United States Securities and Exchange Commission with respect to these ordinary shares. As of December 31, 2007, 1,450,000 shares were reserved for future issuance under the PRP. On November 13, 2007, the Board of Directors approved, subject to shareholder approval to be voted on in 2008, the issuance of 1.1 million of the remaining reserved shares under the PRP to the Company’s Chief Executive Officer. These performance rights will be granted upon receipt of shareholder approval and as such they are not considered outstanding and there has been no accounting recognition to date. Each performance right issued under the PRP allows the holder to subscribe for and be issued one ordinary share in the capital of the Company. The performance rights that ultimately vest expire 10 years from the date of grant.
     The performance rights vest in four equal tranches contingent upon the achievement of pre-determined corporate milestones, consistent with the performance ESOP shares mentioned above. We currently estimate that the performance rights will vest over a period of 18 to 54 months. Any performance rights not vested after five years from the date of grant automatically expire.
     At December 31, 2007, the Company has determined that only the first tranche of awards under the PRP (512,500), issued with performance criteria, meet the definition of “probable” under SFAS No. 5, Accounting for Contingencies. As such, share-based compensation expense has only been recorded for the first tranche of awards. At the end of each period, we will review the likelihood that any of the remaining three tranches will vest and if the vesting is deemed probable, we will begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.
     Information in US$, as converted from AU$ at the then year-end spot rate, related to the PRP at December 31 is as follows:

Weighted
Average
Remaining
Contractual
		Life	Aggregate
	Shares	(Years)	Intrinsic Value

Outstanding at December 31, 2006	—
Granted	2,050,000
Exercised	—
Forfeited	—
Expired	—

Outstanding at December 31, 2007	2,050,000	9.88	$994,004

Exercisable at December 31, 2007	—	—	$—

     The aggregate intrinsic value in the table above represents the quoted market value times the number of PRP awards outstanding.
     The fair value of each PRP award is estimated on the date of grant using the Black-Scholes option pricing valuation model using the assumptions in the following table. Compensation is recognized on an accelerated accrual method over the estimated vest period.
     The weighted average grant date fair value per share of PRP awards granted during the year ended December 31, 2007 was $0.66.
     At December 31, 2007, the Company had approximately $1.1 million of unrecognized compensation cost related to non-vested share PRP awards, including awards not yet deemed probable of vesting that is expected to be recognized over a weighted average period of 3.13 years.
Weighted Average Black-Scholes Option Pricing Assumptions

2007
Dividend yield	0%
Estimated annual volatility	53.24%
Risk-free interest rate	6.00%
Estimated forfeiture rate	12.50%
Estimated holding period (years)	6.63
Non-Plan Options
     The Company has also granted an aggregate of 2,395,600 options outside of any formal plan. Of these options, 1,000,000 were granted to 3 non-executive directors and 1,395,600 were granted to third parties for services rendered to the Company.

     The options granted to the non-executive directors had three year vest plans and are fully vested as of January 31, 2008. The options granted to third parties prior to 2007 had immediate vesting. The third party options granted in 2007 vest in three tranches; 40% on the first anniversary, 40% on the second anniversary and 20% on the third anniversary of the date of grant.
     Information, in US$ as converted from AU$ at the then year-end spot rate for non-plan options, at December 31 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value

Outstanding at December 31, 2004	1,000,000	$0.73		$—
Granted	1,045,600	0.41
Exercised	—
Forfeited	—
Expired	—

Outstanding at December 31, 2005	2,045,600	0.54		$11,064
Granted	—
Exercised	—
Forfeited	—
Expired
Outstanding at December 31, 2006	2,045,600	$0.59		$—
Granted	350,000	$0.66
Exercised	—
Forfeited	—
Expired	—

Outstanding at December 31, 2007	2,395,600	$0.66	3.17	$—

Exercisable at December 31, 2007	2,045,600	0.65	2.02	$—

     The aggregate intrinsic value in the table above represents the quoted market value less the weighted average exercise price at year end times the number of options outstanding. As the weighted average exercise price was above the quoted market price on December 31, 2007 and 2006 there was no aggregate intrinsic value on those dates.
     The fair value of each non-plan option award is estimated on the date of grant using the Black-Scholes option pricing valuation model using the assumptions in the following table. Compensation is recognized on an accelerated accrual method over the vest period.
     The weighted average grant date fair value per share of non-plan options granted during the years ended December 31, 2007 and 2005 was $0.10 and $0.38, respectively. There were no non-plan options granted during 2006.
     At December 31, 2007, the Company had approximately $106,000 of unrecognized compensation cost related to non-vested share non-plan option awards that is expected to be recognized over a weighted average period of 1.68 years.

Weighted Average Black-Scholes Option Pricing Assumptions

	2007	2006	2005

Dividend yield	0%	—	0%
Estimated annual volatility	53.24%	—	55.14%
Risk-free interest rate	6.00	—	5.35
Estimated forfeiture rate	12.50%	—	7.69%
Estimated holding period (years)	10	—	5
Summary
The following table summarizes information about all outstanding awards, including the ESOP, PRP and non-plan options, as of December 31, 2007:

		Awards Outstanding			Awards Exercisable
				Weighted			Weighted
				Average			Average
			Weighted	Remaining		Weighted	Remaining
		Shares	Average	Contractual	Shares	Average	Contractual
Low	High	Outstanding	Exercise Price	Life (years)	Outstanding	Exercise Price	Life (years)

$0.00	$0.00	2,050,000	$—	9.88	—	$—	—
$0.01	$0.65	7,446,416	0.30	3.63	5,749,059	0.29	3.08
$0.66	$1.23	15,654,252	0.87	8.20	3,595,665	0.89	6.47
$1.24	$1.32	1,682,102	1.27	5.80	550,000	1.29	4.87

		26,832,770	$0.67	6.91	9,894,724	$0.56	4.41

     We generally recognize compensation expense for our share awards deemed probable of vesting using an accelerated accrual method over the substantive vesting period. The Company allocates expense to general and administrative expense and research and development expense based on the award holders’ employment function.
     We recognize share-based compensation for the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered award. We have applied an annual forfeiture rate of approximately 12.5% to all unvested share awards as of December 31, 2007, which represents the portion that we expect will be forfeited each year over the vesting period. We will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.
     For the years ended December 31, 2007, 2006 and 2005, the Company recorded share-based payment expenses as follows:

(in thousands)	2007	2006	2005

General and administrative	$1,365	$293	$693
Research and development	900	597	1,255

	$2,265	$890	$1,948

Note 13 Retirement Savings Plan
     We have established a 401(k) plan and substantially all of our employees are eligible to participate. Contributions made by employees are limited to the maximum allowable for U.S. federal income tax purposes. We have not made any contributions to the plan.
Note 14 Net Loss Per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) applicable to ordinary shares by the weighted-average of ordinary shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the dilutive effects of convertible securities, options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.

Ordinary shares issuable upon:	2007	2006

Exercise of share-based payment awards	26,832,770	20,501,250
Conversion of convertible note	1,505,176	1,475,396
Note 15 Quarterly Results of Operations (Unaudited)
     The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2007 and 2006:

(In thousands, except per share data)	First	Second	Third	Fourth

Fiscal Year 2007
Revenue	$—	$—	$—	$—
Net loss	(4,835)	(6,127)	(5,446)	(5,531)
Basic and diluted net loss per share	(0.03)	(0.03)	(0.02)	(0.02)
Fiscal Year 2006
Revenue	$—	$—	$—	$—
Net loss	(3,151)	(3,930)	(4,333)	(6,013)
Basic and diluted net loss per share [1]	(0.02)	(0.02)	(0.02)	(0.03)

[1]	The sum of the quarters of the 2006 basic and diluted net loss per share does not sum to the year end net loss per share of ($0.10) due to rounding.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the

Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2007.
Internal Control over Financial Reporting
      This Annual Report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies. We will be required to include both of such reports in our Annual Report on Form 10K for the fiscal years ending on or after December 31, 2008, unless the SEC provides further extension to the compliance date.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective ages are as follows:

Name	Age	Position (1)
DIRECTORS:
Robert Thomas	62	Chairman, Non-Executive Director
Dr. Seth Harrison	47	Deputy Chairman, Non-Executive Director
Douglas Godshall	43	Executive Director, Chief Executive Officer
Dr. Christine Bennett	52	Non-Executive Director
Dr. Denis Wade, AM	70	Non-Executive Director
Robert Stockman	54	Non-Executive Director

EXECUTIVES:
Douglas Godshall	43	Managing Director, Chief Executive Officer
David McIntyre	37	Chief Financial Officer, Company Secretary
Dozier Rowe	55	Chief Operating Officer
Jeffrey LaRose	46	Chief Scientific Officer
James Schuermann	39	Vice President, Sales and Marketing
Barry Yomtov	52	Vice President, Engineering
Jennifer Foley	49	Vice President, Clinical and Regulatory Affairs
Ramon Paz	50	Vice President, Quality Assurance

(1)	We use the term “Executive Director” with respect to Mr. Godshall to identify him as a member of our Board of Directors who is also an employee of the Company; the term “Managing Director” with respect to Mr. Godshall is a job title given to him by the Company.
Biographical Summaries
     Robert Thomas. Mr. Thomas has been our director and non-executive chairman since November 2004. Since October 2004, Mr. Thomas has been a consultant to Citigroup Corporate and Investment Bank. He is also currently a director of a number of Australian public companies, including Virgin Blue Holdings Limited and Tower Australia Limited. Between March 2003 and September 2004, Mr. Thomas was the Chairman, Global Corporate and Investment Bank, Australia and New Zealand of Citigroup Global Markets Australia Pty Limited. Prior thereto, Mr. Thomas was CEO of Citigroup’s (formerly known as Salomon Smith Barney) Corporate and Investment Bank, Australia and New Zealand from October 1999 until February 2003. Mr. Thomas holds a Bachelor of Economics from Monash University, Australia. He is a Master Stockbroker and has also been a member of the Securities Institute of Australia for almost four decades and a Fellow for a decade.
     Dr. Seth Harrison. Dr. Harrison has been a director and deputy chairman and non-executive director since November 2004 and was Chief Executive Officer of HeartWare, Inc. from July 2003 through November 2004. Since September 1999, Dr. Harrison has been Managing General Partner of Apple Tree Partners I, L.P., an early stage life sciences venture capital firm, which is our major shareholder. Prior to September 1999, he held senior executive positions with Oak Investment Partners, Sevin Rosen Funds and Nazem & Company. Dr. Harrison received a Bachelor of Arts from Princeton University. He received his medical degree and a Masters of Business Administration from Columbia University and completed a surgery internship at Columbia Presbyterian Hospital in New York. He serves on the board of and chairs the Finance Committee of the International Partnership for Microbicides, a Rockefeller Foundation/Gates Foundation-sponsored public-private partnership engaged in the development of anti-HIV microbicides. Dr. Harrison is also a member of the Board of Trustees of the New York Studio School for Drawing, Painting and Sculpture.
     Douglas Godshall. Mr. Godshall has been Chief Executive Officer since September 2006 and became a director in October 2006. Prior to joining HeartWare, Mr. Godshall served in various executive and managerial positions at Boston Scientific Corporation, where he had been employed since 1990, including as a member of Boston Scientific’s Operating Committee and since January 2005, as President, Vascular Surgery. Prior thereto, Mr. Godshall spent 5 years as Vice President, Business Development, at Boston Scientific, where he was focused on acquisition strategies for the cardiology, electrophysiology, neuroradiology and vascular surgery divisions. Mr. Godshall has a Bachelor of Arts in Business from Lafayette College and Masters of Business Administration from Northeastern University in Boston, Massachusetts.
     Robert Stockman. Mr. Stockman has been a director since December 2006. Since 1999, Mr. Stockman has been the President and CEO of Group Outcome LLC, a U.S.-based merchant banking firm which deploys its capital and that of its financial partners in private equity and venture capital investments in medical technology companies. He is also the co-founder and Chairman of REVA Medical, Inc, an interventional coronary medical device company. Prior to establishing Group Outcome LLC, Mr. Stockman spent eighteen years with Johnston Associates and Narragansett Capital Corporation, where he focused on venture capital investments in healthcare. Mr. Stockman holds a Bachelors Degree from Harvard College and a Master in Business Administration from The Tuck School at Dartmouth College.
     Dr. Denis Wade, AM. Dr. Wade has been a director since December 2004. From 1998 until his retirement in 2003, Dr. Wade was Managing Director of Johnson & Johnson Research Pty Ltd, a research arm of Johnson & Johnson. Dr. Wade is the former Foundation Professor of Clinical Pharmacology at the University of New South Wales in Australia. Dr. Wade also serves on industry bodies in Australia, is a former President of the Australian Society of Clinical and Experimental Pharmacology and has held senior positions in the International Union of Pharmacology, serving as Chairman of the Clinical Pharmacology Section. Dr. Wade holds a Bachelor degree in Medicine and Surgery from the University of New South Wales (Australia) and a Doctorate in Philosophy from Oxford (in the United Kingdom). He was awarded an Honorary Doctorate in Science from the University of New South Wales. He is a Fellow of the Royal Australasian College of Physicians, the Australian Institute of Company Directors and the Australian Academy of Technological Sciences and Engineering.
     Dr. Christine Bennett. Dr. Bennett has been a director since December 2004. In May 2006, Dr. Bennett was appointed as Group Executive, Health and Financial Solutions and Chief Medical Officer of MBF Australia Limited, Australia’s second largest national health insurer. Prior thereto, Dr. Bennett held the position of Chief Executive Officer and Managing Director of Research Australia, a national body of Australian organizations and companies that are committed to making health and medical research a higher national priority in Australia and globally, from September 2002 to May 2006. Dr. Bennett has also been the Chief Executive Officer and Managing Director of Total Healthcare Enterprises Limited from September 2001 to August 2002, a partner of KPMG Australia in the health and life sciences area from May 2000 to September 2001 and Chief Executive Officer of Westmead Hospital and Health Service in Sydney from May 1997 to May 2000. Dr. Bennett has over twenty years experience in the Australian health sector in senior executive, strategic and clinical roles. Specifically, Dr. Bennett brings substantial experience as a specialist clinician, strategist and planner and chief executive in both the public and private sectors. Dr. Bennett holds a Bachelor of Medicine and Surgery (from the University of Sydney, Australia), Master of Paediatrics (from the University of New South Wales, Australia) and is a Fellow of the Royal Australasian College of Physicians.
     David McIntyre. Mr. McIntyre has been our Chief Financial Officer and Company Secretary since February 2005. From November 2003 to February 2005, Mr. McIntyre was Chief Financial Officer and General Counsel with Unilife Medical Solutions Limited. Mr. McIntyre was also in private practice as a senior attorney with KPMG Legal from May 2003 to October 2003 and Legal and Business Affairs Manager with Bulldogs League Club Limited from November 2001 to April 2003 and, prior thereto, he was a senior attorney in private practice specializing in corporate, mergers and acquisitions and capital markets with Baker & McKenzie. Mr. McIntyre has also held senior financial reporting roles in multinational companies, among them Coal & Allied Limited, an ASX-listed subsidiary of the Rio Tinto group of companies. Mr. McIntyre holds a Bachelor of Economics (in Accounting) from the University of Sydney (in Australia) as well as a Bachelor of Law from the University of Technology, Sydney (in Australia). He is a Certified Practising Accountant (CPA), is admitted as a Legal Practitioner of the Supreme Court of New South Wales (in Australia) and is a member of the Law Society of New South Wales.
     Dozier Rowe. Mr. Rowe joined HeartWare in April 2006 as our Chief Operating Officer. Prior to joining us, Mr. Rowe was the President / Managing Director of D. Rowe Consulting, Inc., a manufacturing consulting company, from March 2005 to April 2006. Prior to this Mr. Rowe had over 25 years of experience in the medical device, pharmaceutical and diagnostic industry, having held senior positions at Boston Scientific Corporation between September 1998 and December 2004, including the positions of Vice President / General Manager Miami Operations from April 2002 to December 2004 and Vice President Fremont Operations from October 2001 to April 2002. Mr. Rowe has also held various other senior roles with Telectronics, Inc. and Baxter Healthcare Corporation.
     Jeffrey LaRose. Mr. LaRose is our Chief Scientific Officer and has been with the Company since its inception. Prior to joining HeartWare, since April 1999, he was involved in the development of HeartWare’s technology through his employment with Kriton Medical, which the Company acquired in 2003. He is responsible for all aspects of the design and physiological controls for HeartWare’s left ventricular assist device, the HeartWare LVAD System. Mr. LaRose also leads the development of our miniaturization technology and has twenty years of experience in hydraulic technology development including roles with AEA Technology Engineering Software and Babcock and Wilcox. He holds a Master of Science in Mechanical Engineering from the University of Akron, Ohio.
     James Schuermann. Mr. Schuermann joined HeartWare in September 2007.  He has overall responsibility for HeartWare’s sales and marketing activities across all markets.   Jim has over 15 years sales and marketing experience in the medical device arena. Prior to joining HeartWare, he spent nine years in sales and marketing at Boston Scientific Corporation.  Over this time he progressed from sales through product management until being appointed Director of Marketing in 2005.  With 5 direct reports and a broader team of over 150 product managers and salespeople, Jim led the marketing activities for a US$280M worldwide business which emerged as one of the strongest in the company.  Before joining Boston Scientific, he spent 5 years in medical sales and sales management at Sherwood Davis & Geck.  Mr. Schuermann received his undergraduate degree in marketing from Kelley School of Business, Indiana University, Bloomington, and his MBA from Ageno School of Business, Golden Gate University, San Francisco.
     Barry Yomtov. Mr. Yomtov joined HeartWare in July 2006 as Vice President, Product Development and is responsible for the design and development of new products. He has over twenty-eight years experience in the medical device industry specializing in Class III implantable medical devices. Prior to joining HeartWare, Mr. Yomtov held senior management positions as follows: Director, Engineering at Massachusetts Eye and Ear Infirmary from January 2005 to July 2006 and Director, Engineering at MicroCHIPS, Inc. from October 2001 to October 2004. Prior thereto, Mr. Yomtov was Director, Systems Integration at Abiomed, Inc. In addition, from 1978 to 1988 Mr. Yomtov held various positions in the design of pacemakers, neuro-stimulators and defibrillators at Cordis Corporation. Mr. Yomtov holds a Masters of Engineering in Biomedical Engineering from Rensselaer Polytechnic Institute. He has nine patents issued, 2 patents pending and ten publications in the field of medical devices.
     Jennifer Foley. Ms. Foley joined HeartWare in January 2007 as Vice President, Clinical & Regulatory Affairs. Ms. Foley has more than twenty years of experience in clinical trial management and regulatory activities. Prior to joining HeartWare, Ms. Foley was Vice-President, Clinical Sciences, Clinical Program Management and Operations at Boston Scientific from February 2002 to December 2006. Prior thereto, Ms. Foley was Senior Director, Clinical Affairs at The Medicines Company from July 2000 to February 2002. Ms. Foley also spent 5 years in various leadership positions at Parexel International Corporation, one of the world’s largest contract research organizations, from July 1995 to July 2000. Before that, Ms. Foley was Clinical Program Manager at GlaxoSmithKline from April 1991 to June 1995. Ms. Foley holds a Masters of Business Administration from Boston University.
     Ramon Augusto Paz. Mr. Paz joined HeartWare as Director of Quality Assurance in October 2004 and was promoted to Vice President, Quality Assurance in July 2007.  He has primary responsibility for establishing and managing the company’s Quality Management System. Mr. Paz has over 23 years of multifunctional experience in the medical device industry across Quality, Manufacturing, Engineering, Regulatory and Clinical organizations.  He began his career with Cordis Corporation, where he spent 15 years in a range of progressively more senior positions across the Quality, Manufacturing and Product Development groups.  In 1998 Ramon joined World Medical, a start-up company which was later acquired by MedtronicAVE, where he was Head of Quality, with expanded responsibility for managing the regulatory and clinical groups responsible for the clinical study of the TALENT stent graft.
Compliance With Section 16(a) of the Exchange Act
     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of our Company. Officers, directors, and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.
     Based solely upon information furnished to us and contained in reports filed with the SEC, as well as any written representations that no other reports were required, we believe that all SEC filings of our directors, executive officers beneficial owners of greater than ten percent complied with Section 16 of the Exchange Act, except that Mr. Schuermann was late 75 days in his Form 3 filing and Mr. Paz was late 135 and 6 days in a Form 3 and Form 4 filing, respectively.
CORPORATE GOVERNANCE
     We are committed to developing, promoting and maintaining a strong culture of good corporate governance and ethical conduct. Copies of the Company’s various codes, policies and charters relating to our corporate governance are available from the corporate governance section of our website at www.heartware.com.

Director Independence
     Our Board of Directors presently comprises six directors. Mr. Rob Thomas, Dr. Denis Wade, Dr. Christine Bennett and Mr. Bob Stockman are, and Dr. Seth Harrison and Mr. Doug Godshall are not, independent directors within the meaning of the NASDAQ listing standards, which we use to determine whether our directors are independent.
Board Meetings and Committees
     Our Board of Directors has an Audit & Compliance Committee (the “Audit Committee”) and a Nomination & Remuneration Committee (the “Compensation Committee”). During the year ended December 31, 2007, the Board held 9 meetings, the Audit Committee held 5 meetings, and the Compensation Committee held 1 meeting. All directors attended more than 90% of the meetings of the Board, the Audit Committee and the Compensation Committee on which they are members, and none of them attended fewer than 75% of such meetings. We do not have a formal policy regarding directors’ attendance at our annual meeting of shareholders, however, four of our then-current six directors attended our last annual meeting of shareholders.
     The number of meetings attended by each of the directors during the fiscal year ended December 31, 2007 is as follows:

						Committee Meetings
				Non-Executive		Audit &			Nomination &
	Directors’			Directors’		Compliance			Remuneration
	Meeting			Meeting		Committee			Committee
	A		B	A	B	A		B	A		B

Rob Thomas	9	#	8	—	—	5		5	1	#	1
Seth Harrison	9		8	—	—	*		*	1		1
Denis Wade	9		9	—	—	5		5	1		1
Christine Bennett	9		8	—	—	5	#	5	1		1
Doug Godshall	9		9	*	*	*		*	*		*
Bob Stockman	9		8	—	—	*		*	*		*

A – Number of meetings held during the time the director held office during the year.
B – Number of meetings attended.
* — Not a member of the relevant committee.
# — Designates the Chair of the relevant committee.
Continuous Disclosure Committee
     In addition to the Audit Committee and the Compensation Committee, our Board also has a Continuous Disclosure Committee, which currently comprises the Chairman and Deputy Chairman of our Board and our Chief Executive Officer. Our Chief Financial Officer acts as convenor for the Continuous Disclosure Committee. The Continuous Disclosure Committee has been established by the Board as a committee to be responsible for ensuring full compliance with the Company’s policy in this regard, particularly in relation to the continuous disclosure obligations set out in the ASX Listing Rules and the

Corporations Act. A copy of the Continuous Disclosure Policy is available on our website at www.heartware.com.
Audit & Compliance Committee (the “Audit Committee”)
     The Audit Committee of the Board of Directors provides oversight to our accounting and financial reporting processes and audits of our financial statements. The Audit Committee appoints our independent auditors, evaluates their qualifications, independence and performance, and reviews their reports and other services. The Audit Committee is governed by a written charter approved by our Board of Directors, a copy of which is available on our website at www.heartware.com.
     The Audit Committee is comprised of Christine Bennett (Chairman), Rob Thomas and Denis Wade, all of whom are independent directors within the meaning of the NASDAQ listing standards. Our Board of Director currently does not have an “audit committee financial expert” as defined under the SEC rules, however, the Company is actively seeking a non-executive director with the requisite skill set who could fulfill this role.

Audit Committee Report
     The Audit Committee reviews the Company’s financial reporting process on behalf of the Board. Management is responsible for our internal controls, the financial reporting process and the preparation of our consolidated financial statements. Our Independent Registered Public Accounting Firm is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and issuing a report on the financial statements.
     In this context, the Audit Committee has met and held discussions with management and Grant Thornton, the Company’s Independent Registered Public Accounting Firm, on at least a quarterly basis. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in Australia and the United States of America, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the Independent Registered Public Accounting Firm. The Audit Committee meets with management and the Independent Registered Public Accounting Firm together and individually, as required, at each meeting. The Audit Committee discussed with the Independent Registered Public Accounting Firm matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as modified or supplemented.
     During 2007, the Audit Committee reviewed management’s documentation for maintaining adequate internal controls over financial reporting to meet continuing compliance requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Based upon its assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.]
     In addition, the Audit Committee has discussed with the Independent Registered Public Accounting Firm the accountants’ independence from the Company and its management, and has received the written disclosures and letter required by the Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees).
     In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the 2007 audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.
THE AUDIT COMMITTEE
Christine Bennett (Chair)
Rob Thomas
Denis Wade
Nomination & Remuneration Committee
     The Nomination & Remuneration Committee (“Compensation Committee”) oversees the process of nominating candidates for the Board of Directors and remuneration arrangements. The Compensation Committee presently consists of four directors, namely Mr. Rob Thomas (Chairman), Dr. Seth Harrison, Dr. Denis Wade and Dr. Christine Bennett. Other than Dr. Harrison, the Compensation Committee members are independent directors within the meaning of the NASDAQ listing standards.

     The Compensation Committee is governed by a written charter approved by our Board of Directors, a copy of which is available on our website at www.heartware.com.
     Members of the Board of Directors are elected to three year terms. The Company requires that one-third of the Board of Directors retire each year. However, the Company does not employ term limits and retired directors can be immediately re-elected if approved by a vote of shareholders at the annual meeting. The Compensation Committee does not have a policy with regard to consideration of candidates to become new members of the Board of Directors. In general, the Compensation Committee considers recommendations by Directors, Executives of the Company, shareholders and other interested parties. The committee reviews a candidate’s relevant experience and skills in conjunction with skills sought by the Board at that time. The Nomination and Remuneration Committee then makes a recommendation to the Board. The Board may make an interim appointment. If any member is appointed by the Board during the year, they are required to stand for re-election at the annual meeting for approval by shareholder vote.
     The Compensation Committee advises the Board on compensation policies and practices generally. In addition, the Compensation Committee makes specific recommendations on compensation packages and other terms of employment for HeartWare’s senior executives and non-executive directors and considers recommendations from senior management regarding amendments to existing employee entitlements. In order for the Compensation Committee to make recommendations to the Board of Directors regarding compensation and incentive packages, the Compensation Committee requests that senior management obtain information on behalf of the Compensation Committee in order to assist the Compensation Committee with its decision-making. The Board considers the recommendations of the Compensation Committee and makes the final determination of compensation.
Code of Conduct
     The Company has adopted a Code of Conduct that is designed to convey the obligations and standards of behavior expected of the Chief Executive Officer, the Chief Financial Officer and other employees. It is also designed to help staff resolve any ethical issues that may arise during the course of their duties.
     The Company also adopted a “Complaint Procedures for Accounting and Audit Matters”. This policy established procedures that operate in addition to the Code of Conduct and which are primarily focused on dealing with employee complaints concerning any questionable accounting or auditing matters. These policies operate in addition to the Company’s Operational Policies, Employee Handbook and other corporate policies such as the Risk Management Policy, Securities Trading Policy and Continuous Disclosure Policy.
     The Board acknowledges that ethical conduct, together with responsible decision-making, is a matter of concerted diligence and effective promotion of the relevant principles by all employees, particularly senior executives. The establishment of the above policies reflects the Company’s commitment in this regard and is, in simple terms, designed to ensure that a suitable framework is established whereby employees are promoted to observe the letter and spirit of the law, adhere to high standards of business conduct and comply with best practice.
     A copy of the Code of Conduct is available on the corporate governance page of the Company’s website at www.heartware.com.

Shareholder Communications with the Board of Directors
     Our Board of Directors will give appropriate attention to written communications on issues that are submitted by shareholders and other interested parties, and will respond if and as appropriate. The chairman of our Audit Committee will be primarily responsible for monitoring communications from shareholders and other interested parties and will provide copies or summaries of such communications to the other directors as he considers appropriate.
     Communications will be forwarded to all directors if they relate to substantive matters and include suggestions or comments that the chairman of the Audit Committee considers to be important for the directors to know.
     Shareholders and other interested parties who wish to send communications on any topic to the Board of Directors should address such communications to chairman of the Audit Committee at our principal executive offices.
Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The following discussion and analysis of compensation arrangements of our named executive officers for 2007 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
Role of the Compensation Committee
     Our named executive officer compensation program is overseen and administered by the Nomination and Remuneration Committee (“Compensation Committee”) of the Board of Directors. The members of the Compensation Committee are Mr. Robert Thomas (Chairman), Dr. Seth Harrison, Dr. Denis Wade and Dr. Christine Bennett.
     The Compensation Committee advises the Board on compensation policies and practices generally. In addition, the Compensation Committee makes specific recommendations on compensation packages and other terms of employment for our senior executives and non-executive directors and considers recommendations from senior management regarding amendments to existing employee entitlements. In order for the Compensation Committee to make recommendations to the Board of Directors regarding compensation and incentive packages, the Compensation Committee requests that senior management obtain information on behalf of the Compensation Committee in order to assist the Compensation Committee with its decision-making. The Board considers the recommendations of the Compensation Committee and makes the final determination of compensation.
Philosophy
     The market for medical device employees is highly competitive and, accordingly, employees in the medical device sector are generally relatively highly compensated, particularly in the United States. It is also well-recognized that companies like HeartWare that are early-stage, pre-revenue companies, have limited clinical experience, are largely dependent on their ability to raise capital in order to remain viable and are perceived by employees to have a significantly higher risk profile than other more established medical device companies. This higher risk profile, combined with fierce competition for employees, creates an environment where attracting and retaining employees is challenging for HeartWare.
     We believe that we need to take account of a number of factors when negotiating and determining compensation levels for our executives. For example, we consider the relevant executive’s compensation level prior to joining HeartWare as well as wider medical device industry compensation practices, especially those compensation practices adopted by other development-stage companies. We also consider each executive’s current or anticipated future contribution, responsibilities, previous experience, perceived importance to the Company, work ethic and seniority following commencement with the Company.
     In order to confirm the appropriateness of the Company’s compensation practices the Company retained an external consultant in 2007 to assist in reviewing our executives’ compensation. This review, which is discussed below under the heading “—Benchmark Exercise”, was undertaken to enable the Company to compare our executives’ compensation with compensation practices of other medical device companies who are at a similar development stage. Using the benchmark exercise as a guide, we then considered each individual on a case-by-case basis and took into account the factors referred to above as well as years of experience, actual performance, the executives’ role and importance and each individual executives’ compensation and employment history.
     While we believe that equity-based compensation is an important financial motivator for our executives, the Board of Directors recognizes that the Company’s risk profile is such that the salary component of each executive’s compensation will continue to constitute a critical component of an executive’s total compensation from an executive’s perspective.
     Above all, we believe that that a combination of cash and equity compensation is currently appropriate to ensure that we are able to attract and retain talented executives to manage the business and affairs of the Company, to become a significant player in the growing circulatory assist market and to increase shareholder value. We continue to monitor both our cash and equity compensation approaches to ensure that they are competitive and motivating.
Compensation Objectives and Principles
     We believe that our compensation policies and practices are central to our ability to attract and retain our executives, and that this will be especially critical as we transition from a development company to an early-stage manufacturer of implantable circulatory assist devices. Moreover, on a global basis, there are a limited number of individuals with significant and applicable medical device experience, and competition for executives with relevant experience is intense. We also recognize that because the bulk of our facilities are located in the southeastern United States, many potential new executives are forced to consider the additional burden of both travel and relocation into their decision-making process.
     During this period of growth and development, we acknowledge that we depend on a concentrated pool of employees who, consequently, are imparted with a wider set of responsibilities and obligations than would normally be expected in larger, more mature organizations. For this reason, the retention of these employees, together with their accumulated knowledge and experiences, are of great importance and directly impact our ability to achieve our corporate objectives in a timely manner.
     Our compensation policies are therefore designed to attract, retain and motivate executives officers as well as the entire staff of the organization and to align compensation and related financial incentives with the interests of shareholders.

     The key principles of our compensation policies are as follows:
•	offer sufficient rewards to attract and retain executives in light of current employment market conditions in our industry;

•	link rewards for executives to the achievement of corporate goals thereby aligning the interest of our executives and our shareholders;

•	ensure parity in terms of compensation among executives; and

•	assess and reward executives using a variety of measures of performance.
Benchmark Exercise
     During 2007, the Company retained Frederick W. Cook & Co., Inc. (“F W Cook”) to examine the compensation practices of a peer group of companies and to compare that data to our senior executives’ compensation. F W Cook is an independent, third party, specialist in United States-based compensation norms.
     The exercise included representatives of F W Cook:
•	Meeting with management and selected members of the Board of Directors for the purposes of learning about the Company, its background, historical compensation practices and perceived shareholder views.

•	Collecting and analyzing company-specific background data from management for the purposes of independent analysis.

•	Identifying and examining the compensation practices of a peer group of comparable, publicly traded, development stage, biotechnology and medical device companies located in the United States, and comparing that data to HeartWare’s data.
     The analysis undertaken by F W Cook focused on base salaries, annual bonuses, long-term incentives and total “carried–interest ownership”, which is a form of measurement of the equity awards received by each executive during the course of their employment. Carried-interest measures the amount of future increase in value captured by each executive arising through their equity awards and is calculated as the aggregate holding of options and shares plus recent share sales of an executive, divided by the number of Company shares outstanding.
     The peer group consisted of 16 publicly traded biotechnology and medical device companies with market capitalizations ranging between approximately US$100 and US$450 million. Because of the nature and scope of the Company’s business, only companies located in the United States were considered. The peer group comprised Aspect Medical Systems, Possis Medical, NeuorMetrix, VNUS Medical Technologies, Tutogen Medical, AtriCure, NMT Medical, NxStage Medical, SenoRx, Artes Medical, Dyax, XTENT, Hansen Medical, Inovio Biomedical, DexCom and Northstar Neuroscience (collectively, “the Peer Group”). In reviewing the compensation data of the Peer Group, F W Cook commented that there would be no impact on the resultant equity compensation benchmarks of the Peer Group if the larger revenue companies were excluded from the Peer Group data. Further, salary and cash benchmarks would be reduced by approximately 5-10% should these larger revenue companies be excluded from the Peer Group calculations.

     In summary, the conclusions from the F W Cook review were as follows:
•	Overall, base salaries for Company executives were lower than the median and most executives are almost 10% below the median of the Peer Group.

•	HeartWare has not established an annual cash bonus despite most pre-commercial biotech companies maintaining a common annual bonus structure for their senior executives. HeartWare had pre-established target annual bonus for only 3 executives (i.e., Mr. Godshall, Mr. Rowe and Ms. Foley).

•	Actual 2006 cash compensation (i.e., salary plus bonus) was approximately 10% below median for HeartWare’s eight most highly compensated executives.

•	HeartWare’s senior executives have an aggregate carried-interest ownership that is below the 25th percentile of the Peer Group and the actual value of this ownership is diminished because the Company historically granted premium-priced equity (i.e., equity that is priced higher than the fair market value of the underlying security at the relevant grant date).
Elements of Compensation
     Compensation packages are set at levels that are intended to attract and retain executives capable of managing our diverse operations and achieving our strategic objectives in a timely manner.
     Base Salary
     For the short term, the base salary component is the most significant component in executive compensation. Base salaries are set by reference to the scope of the executive’s responsibilities, the nature of the relevant individual’s role and the extent of the executive’s ongoing contributions to our strategic goals. Other relevant considerations include perceived long-term value to HeartWare, succession planning, retention and the executives’ compensation history.
     As noted above, the Company retained F W Cook during 2007 to undertake a benchmark exercise for our senior executives and this included a review of base salaries. The Company then considered the existing base salaries of our named executive officers in light of the information provided by F W Cook, together with the executives’ historical salary level, overall contribution, work ethic, responsibilities, tenure with the Company and other subjective case-by-case factors such as replaceability or the perceived importance of that individual to the Company.
     The Company did not attribute any specific weighting to the elements of individual performance or contribution or otherwise adopt any other formal mechanism in its determination of the relevant salary level for the named executive officers. The assessment of each individual, including base salary, was therefore undertaken following consideration of all of the above factors on an aggregated basis with particular emphasize on how the relevant executives’ base salary compared with the Peer Group. Salaries are typically reviewed annually, and it is expected that another benchmark exercise will be undertaken not less than every second year.
     The base salary for Mr. Godshall (Chief Executive Officer), Mr. McIntyre (Chief Financial Officer), Mr. LaRose (Chief Scientific Officer), Mr. Rowe (Chief Operating Officer) and Ms. Foley (Vice-President, Clinical & Regulatory Affairs) did not change during 2007 and their base salary will not be re-assessed until late in 2008. No changes were made to the named executive officers’ salaries because each of those executives accept and acknowledge that the Company has limited financial resources at this time and therefore they did not seek, or otherwise request, an increase in their respective base salary levels.
     With the exception of Mr. Godshall, the base salary of each of the above named executive officers was approximately 4%-19% less than the equivalent benchmarked position in the Peer Group. Mr. Godshall’s base salary is substantially equivalent to the median base salary of chief executive officers in the Peer Group. Set out below is the relevant benchmark data.

		Base Salary of Peer Group
		25th		75th	Actual Base
		Percentile	Average	Percentile	Salary
Name	Title	($)	($)	($)	($)
Godshall, David	CEO	319,000	357,000	371,000	350,000
McIntyre, David	CFO	216,000	239,000	252,000	225,000
LaRose , Jeff	CSO	196,000	227,000	241,000	225,000
Rowe, Dozier	COO	246,000	275,000	359,000	225,000
Foley, Jennifer	VP. Clin & Reg	171,000	203,000	224,000	220,000
     The base salary of Ms. Reedy, our former Vice-President, Sales and Marketing, increased from $200,000 to $220,000 on January 2, 2007 in consideration of the change in Ms Reedy’s responsibilities associated with Ms Reedy adopting the role of Vice-President, Sales & Marketing with effect from that date. Ms. Reedy’s salary was not otherwise altered during 2007.
     Bonus
     Sign-on bonus and performance-based bonuses are an important element of our compensation strategy. These bonuses are used to attract new executives and to reward the achievement of significant corporate milestones in circumstances where this can be linked to the delivery of improved shareholder value, subject to corporate cash flow and general working capital considerations.
     We rarely pay sign-on bonuses. We would typically only pay a sign-on bonus when we believe that an upfront payment to an executive would significantly influence that individual’s decision to join the Company. The decision to offer such bonuses generally evolves as part of the employment negotiation process and is dependent on the perceived importance of the relevant appointment, the availability of suitable candidates and the individual qualities and experience of the individual. A sign-on bonus is also beneficial where a potential executive becomes ineligible to receive a bonus at their existing employer if the executive decides to join HeartWare.
     In 2007, we hired Ms. Jen Foley to be our new Vice-President, Clinical & Regulatory Affairs with effect from January 2, 2007. Ms. Foley was paid $30,000 as a sign-on bonus immediately following the commencement of her employment. Ms. Foley is a highly experienced and well-regarded clinical specialist who, prior to joining the Company, was one of the most senior executives within Boston Scientific Corporation’s clinical affairs organization where she was responsible for overseeing the execution of clinical trials across nine of that company’s divisions. We agreed to pay this bonus to Ms. Foley because we determined that it was imperative that we attract Ms. Foley to the Company given the Company’s impending expansion of its human clinical trials and in consideration of her extensive experience in the field. The amount of the sign-on bonus was not set by reference to any benchmark or other external source and was determined at the discretion of the Chief Executive Officer and with the consent of the Chairman as being a sufficiently substantive enough inducement for Ms. Foley to join the Company.

     The Compensation Committee and the Board of Directors also determined to pay a discretionary bonus on October 31, 2007 in recognition of the Company’s completion of enrollment in its international clinical trial and the filing of its submission with the US Food & Drug Administration for an investigational device exemption for the commencement of human clinical trials in the United States and following due consideration of the overall progress made by the Company since it conducted its previous performance evaluation in June 2006. These accomplishments were achieved through an enormous contribution and personal sacrifice by the Company’s employees and the Board determined that the payment of this bonus was appropriate in the circumstances. As the above bonus was both discretionary and retrospective in nature, there were no objectives established for any of the named executive officers in relation to this bonus.
     All of our executives who were employed by us prior to January 1, 2007 and who did not have an established, pre-determined bonus were eligible to receive this discretionary bonus. Those individuals who had a pre-established bonus pursuant to their employment agreement were assessed based on their actual performance relative to the thresholds for that bonus (as set out in their respective employment agreements). For all others, the bonus of each individual executive was determined in conjunction with the benchmark data provided by the F W Cook review together with the outcome of the annual review process. Factors considered also included the employees’ position and rank within the organization, their specific roles and responsibilities and their performance therein. The executives who received this bonus were:
•	Doug Godshall, who received $71,250;

•	David McIntyre, who received $45,000;

•	Jeff LaRose, who received $45,000;

•	Jennifer Foley, who received $30,000; and

•	Dozier Rowe, who received $27,000.
The bonus for Mr. Godshall was determined by Mr. Rob Thomas, Chairman, following due consideration of Mr. Godshall’s actual performance against the pre-agreed milestones as follows:

	Target	Maximum	Actual	Actual
Criteria	%	Bonus	%	Bonus
Completion of capital raise	40%	$30,000	40%	$30,000
Completion of CE Mark Enrollment	20%	15,000	20%	15,000
Submission of the HVAD IDE application	15%	11,250	15%	11,250
Development of a shareholder communication strategy	15%	11,250	10%	7,500
Overall leadership and development of the Company	10%	7,500	10%	7,500

		$75,000		$71,250

     Except for Ms. Foley, each of the bonuses paid to our executives was determined by the Chief Executive Officer in his discretion and after taking into account the benchmark data for the Peer Group (see below).

		Bonus as a Percentage of Base Salary
		Peer Group
		25th		75th	Actual Bonus
Name	Title	Percentile	Average	Percentile	Percentage	$
McIntyre, David	CFO	12%	21%	31%	20%	45,000
LaRose , Jeff	CSO	0%	17%	28%	20%	45,000
Rowe, Dozier	COO	17%	22%	30%	12%	27,000
     The Chief Executive Officer determined at his discretion that, after taking into account the Company’s limited financial resources, the maximum bonus payable to any named executive would not exceed 20% of the relevant executive’s base salary and notwithstanding that this amount was significantly less than the cash bonuses provided in all cases by the Peer Group.
     Mr. McIntyre and Mr. LaRose received the maximum bonus of 20% of base salary in consideration of their exceptional service, performance and commitment to the Company. The bonuses for the remaining executives were then determined by the Chief Executive Officer on a reducing, sliding scale taking into account the relevant executive’s performance and contributions in the preceding fifteen months.
     Ms. Foley was paid a bonus of $30,000. The target amount of $30,000 was agreed between the Chief Executive Officer and Ms. Foley during the course of her employment negotiations in late 2006. The bonus was payable provided that the Company filed its investigational device exemption with the US Food & Drug Administration within ninety days of the completion of enrollment in the Company’s international clinical trial. This target was successfully completed and the bonus was therefore paid in full.
     No discretionary bonus was paid to Ms. Reedy as, at the time of payment of the bonus, Ms. Reedy had determined to cease her employment with the Company.
     Option Awards
     We have adopted the HeartWare Limited Employee Share Option Plan, or ESOP. The ESOP is utilized for the purpose of attracting new executives, retention and as a long-term incentive program. We perceive, and the benchmark data from the Peer Group confirms, that it is a generally accepted practice in the medical device industry that potential employers offer senior executives compensation packages that include a significant option component. In line with this perception, we often make an initial grant of options to an incoming senior executive with effect from the commencement of employment, with subsequent “refresher” awards being given at the sole discretion of the Board of Directors. We have offered our Chief Executive Officer an option package roughly equal to 3% of our then-outstanding equity. Other executive officers are granted an initial option package that ranges from 0.75% to 1.5% of our then-outstanding equity, however, specific grants are negotiated on a case-by-case basis that considers a range of employment factors, including specific roles and responsibilities, historical compensation and market information. Compensation packages are often determined and negotiated with the assistance of an independent executive recruiter if one is utilized or, in the absence of the Company using such a recruiter, by reference to salary data sourced from the American Society of Human Resource Management.
     In the interest of promoting long-term shareholder value, we have historically granted options that progressively vest in four annual tranches, commencing on the first anniversary of the date of grant. Further, all options granted under the ESOP prior to February, 2007 were granted at a premium to the then-current or fair market value of the underlying security but the Board has discontinued this practice following confirmation from F W Cook that it is common practice in the United States for options to be priced “at market”.
     See “—Equity Awards” below for further information on our option awards.
     Performance Rights Awards
     During 2007, we adopted the HeartWare Limited Performance Rights Plan (“PRP”). The Company adopted the PRP in light of recommendations arising from F W Cook’s compensation review and after taking account of the total carried-interest ownership of our executives compared with the Peer Group.
     The PRP is utilized, in conjunction with the ESOP, for the purpose of retaining and incentivizing the Company’s “key employees”, being those employees who the Board of Directors or management considers must be retained by the Company in the medium to long-term. For this reason, the use of the PRP has been selective and has therefore only been made available to 14 employees to date.
     See “—Equity Grants” below for further information on our grants of performance rights.
     Pensions
     All executives receive retirement benefits.
     In the United States, our executives are eligible to participate in a 401(k) retirement plan after 90 days of employment. We have not provided matching funds through December 31, 2007 and do not expect to do so for the foreseeable future.
     In Australia, we are legally obliged to contribute “superannuation”, at the rate of 9% of the relevant annual gross salary, with respect to each Australian employee. Superannuation is a retirement or pension contribution that is made to a pension fund selected by the employee. The amount is not available to the employee until retirement.
     Perquisites and Other Benefits
     In the United States, we maintain health, dental and life insurance plans for the benefit of eligible executives. Each of these benefit plans requires the executive to pay a portion of the premium, with the Company paying the remainder of the premiums. These benefits are offered on the same basis to all employees. We also maintain a non-matching, 401(k) retirement plan that is available to all eligible US employees.
     Life, accidental death, dismemberment and disability, and short and long-term disability insurance coverage is also offered to all eligible executives, and we pay these premiums in full. No other voluntary benefits, such as vision insurance, supplemental life and specific coverage insurance supplements, tuition assistance and work-life balance programs are currently made available to any executive.
     Some executives may, generally on commencement of employment with us, be required to relocate residences in order to fulfill their job responsibilities. In this case, we negotiate a relocation allowance with the relevant executive on a case-by-case basis, and this allowance may include our making contributions toward the cost of relocation, establishment of housing and utilities, travel and, in rare cases, rental assistance. No such relocation occurred during 2007.

     We also provide Blackberry communication devices to various executives at no cost to the executive in circumstances where we consider that it is reasonable to do so.
Equity Grants
     We have adopted the ESOP and the PRP that allow us to grant equity to employees and directors. The ESOP is primarily designed to provide employees and directors with the opportunity to participate in our growth and success and to provide an incentive for such participants to have a greater involvement with, and to focus on, our long-term goals. The PRP, which was adopted on November 13, 2007, is designed to provide a distinctive financial incentive for a limited pool of employees who have been identified as key individuals the Company must strive to retain in the medium to long-term. We believe that the use of both the ESOP and the PRP is an important component of executive retention and central to our long-term development.
     Each option issued under the ESOP and each performance right granted under the PRP allows the holder to subscribe for and be issued one of our ordinary shares. In accordance with the Company’s ESOP rules (as adopted by shareholders on May 23, 2006), all ESOP options issued after we became listed on the ASX must have an exercise price which is not less than the weighted average sale price of ordinary shares sold during the 5 days (or such other period as our Board may determine) prior to the issue of the ESOP option. Distinct from the ESOP, performance rights granted under the PRP may entitle the holder to acquire one of our ordinary shares with a zero exercise price, provided that relevant performance hurdles are satisfied.
     Options and performance rights may generally be exercised after they have vested and prior to the specified expiration date if the applicable exercise conditions are met. The expiration date can be for periods of up to ten years after the grant.
     Exercise conditions or performance hurdles, if any, are determined by the Board. Except as set out below, no exercise conditions, other than continued employment, have been applied to any grants of options to executives at this stage. In addition and subject to the approval by the Board, options and performance rights may be exercised at any time if we enter into a scheme of arrangement or a takeover occurs, or if an entity acquires a relevant interest in sufficient number of our ordinary shares to enable them to replace all or a majority of the Board.
     There are a number of events that may cause options to lapse under the ESOP or the PRP including, for example, where a performance hurdle is not satisfied or where a participant ceases to be an employee or director, for whatever reason. If we issue our ordinary shares as a share dividend, the number of ordinary shares which an option holder is entitled to receive upon the exercise of the option will be adjusted accordingly.
     ESOP options and performance rights granted under the PRP are not listed for quotation on the ASX or any other exchange or market. Options issued under the ESOP and performance rights granted under the PRP are not transferable, except on the death of an employee or during a takeover.
     In connection with the benchmark exercise which considered, among other things, the carried-interest ownership of our executives as compared to the Peer Group, F W Cook determined that our top 10 executives have aggregated carried-interest ownership that is below the 25th percentile of the Peer Group. Further, due to the Company’s historical practice of granting premium priced options, this carried-interest ownership was determined to be less valuable than that made available to the Peer Group. The carried-interest ownership of the 10 most senior executives was 6.55% while the Peer Group had carried-interest ownership of 7.20% (25th percentile), 9.12% (median) or 13.02% (75th percentile).

     Further, F W Cook considered the quantum of “refresher” grants of options that a Peer Group executive received based on the relevant tenure of each executive. Following this review, F W Cook recommended that the Company utilize performance rights so as to bring the Company’s executives in line with the carried-interest ownership of executives of the Peer Group and as a means to correct the previous practice of granting premium-priced options. Specifically, F W Cook recommended that the Company grant approximately 3.7 million performance rights to the Company’s top 10 executives with no provision or recommendation for wider grants of performance rights to other employees.
     Following due consideration, the Compensation Committee and the Board of Directors exercised their discretion and reduced the quantum of performance rights recommended by F W Cook by approximately 15% with the result that the Company determined to grant not more than 3.15 million performance rights to its “key” employees. The Compensation Committee, based on recommendations of the Chief Executive Officer, allocated the 3.15 million performance rights to 14 key employees, including our named executive officers.
     We made the following grants of options during 2007 to our named executive officers:
•	In connection with the appointment of Ms. Foley as Vice-President, Clinical and Regulatory Affairs with effect from January 2, 2007, Ms. Foley was granted 1,000,000 options on commencement of her employment with us and otherwise in accordance with the terms of her employment agreement. The exercise price of these options was AU$1.10, which constituted a 57% premium to the share price at the date of grant, which was AU$0.70.

•	On November 13, 2007, we approved of the grant of up to an aggregate of 1.1 million performance rights under the PRP to our named executive officers. Accordingly, on November 16, 2007, Mr. McIntyre received 400,000 performance rights, Mr. LaRose received 300,000 performance rights and each of Mr. Rowe and Ms. Foley received 200,000 performance rights. Mr. Godshall has been allocated, but not issued, 1.1 million performance rights, and these will only be issued to Mr. Godshall provided shareholders approve such grant (as required by the ASX Listing Rules). The exercise price for the performance rights is zero and the performance rights lapse if they have not vested within 5 years of the grant date. Vesting of the performance rights is subject to the performance hurdles set out below. The share price at the date of grant was AU$0.75.
     Vesting of each of the performance rights approved on November 13, 2007 is subject to satisfaction of the following performance hurdles:
•	Vesting for the first tranche, representing 25% of each allotment, occurs on the last to occur of the first anniversary of the grant date, the Company receiving CE mark in Europe, the Company filing its application for Therapeutic Goods Association approval in Australia and the commencement of the Company’s Bridge-to-Transplant trial in the United States.

•	Vesting for the second tranche, representing 25% of each allotment, occurs on the last to occur of the second anniversary of the grant date and the completion of enrollment under the Company’s Bridge-to-Transplant trial in the United States.

•	Vesting for the third tranche, representing 25% of the each allotment, occurs on the last to occur of the third anniversary of the grant date, the Company filing an application for Pre-Market Approval with the United States Food and Drug Administration as a Bridge-

to-Transplant therapy and the completion of enrollment under the Company’s Destination Therapy clinical trial in the United States.
•	Vesting for the fourth tranche, representing 25% of the each allotment, occurs on the last to occur of the fourth anniversary of the grant date and the Company completing a human feasibility study for its next generation device, the MVAD.
     The Board considers potential options grants to executives upon commencement of employment and as part of our annual employee performance review process with the next contemplated review expected to occur at the end of the 2008 calendar year.
Employment Agreements and Severance Arrangements
     All of our named executive officers have employment agreements, including the Chief Executive Officer and the Chief Financial Officer. These contracts do not have a fixed term, and the executives serve on an “at will” basis. The employment agreements of Mr. Godshall, Mr. McIntyre, Mr. Rowe and Ms. Reedy contain provisions that will entitle these executives to certain payments or benefits if their employment is terminated under certain circumstances, including after a “change in control” of the Company occurs.
     The material terms of each named executive officer’s employment agreement, and the payments or benefits which the named executive officers would receive under different termination circumstances, are set forth below in “-Employment Agreements” and “-Potential Post-Employment Payments”, respectively.
Material Change
     Since December 31, 2007, and except as described herein, there has been no material change to the compensation arrangements of the named executive officers.
Share Ownership
     We do not have share ownership guidelines or requirements for employees or directors.
Compensation Components of Named Executive Officers
     The following summary compensation table sets forth compensation information for our last 2 fiscal years with regard to (i) our Chief Executive Officer, (ii) our Chief Financial Officer, (iii) our other 3 most highly compensated executive officers during fiscal 2007 and (iv) one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of fiscal 2007, to whom we refer collectively as the “named executive officers.”

SUMMARY COMPENSATION TABLE
For the Years Ended December 31, 2007 and 2006

									Change in
									Pension
									Value and
									Nonqualified
							Non-Equity		Deferred
						Option	Incentive Plan		Compensation
				Bonus	Stock Awards	Awards	Compensation		Earnings	All Other
Name and Principal		Salary		(1)	(2)	(3)	(4)		(5)	Compensation		Total
Position	Year	($)		($)	($)	($)	($)		($)	($)		($)
Douglas Godshall	2007	350,000		—	—	—	71,250		—	—		421,250
Chief Executive Officer (6)	2006	87,500		75,000 (7)	—	2,217,984	—		—	—		2,380,484

David McIntyre	2007	225,000		45,000	262,717	—	—		—	108,000	(10)	640,717
Chief Financial Officer	2006	186,834		35,000	—	79,367	—		5,003	111,127	(11)	417,331

Dozier Rowe	2007	225,000		27,000	131,358	—	—		—	—		383,358
Chief Operating Officer	2006	147,212		—	—	79,367	—		—	—		226,579

Jeffrey LaRose	2007	225,000		45,000	197,038	—	—		—	—		467,038
Chief Scientific Officer	2006	211,539		45,000	—	79,367	—		—	—		335,906

Jennifer Foley	2007	211,539		30,000	131,358	376,736	30,000	(12)	—	—		779,633
Vice-President, Clinical and Regulatory	2006	—		—	—	—	—		—	—		—

Jane Reedy	2007	439,231	(13)	—	—	—	—		—	—		439,231
Former Vice President, Sales and Marketing	2006	200,000		25,000	—	79,367	—		—	—		304,367

(1)	Unless otherwise stated, the amount specified represents a cash bonus paid on October 31, 2007 as part of a Company-wide discretionary bonus in recognition of the completion of enrolment in the Company’s international clinical trials, the filing of an investigational device exemption, or IDE, with the US Food & Drug Administration and the Company’s overall progress since June 2006.

(2)	All performance rights, or stock awards, are issued with an exercise price of nil. The amount referenced is calculated by multiplying the number of stock awards granted by the closing market price of the Company’s stock on the relevant grant date as published by the Australian Securities Exchange. The stock awards were granted on November 16, 2007 when the closing market price was AU$0.745 and was converted using the exchange rate at December 31, 2007 of AU$1.00 = US$0.8816. The amount referenced could also have been calculated, and generated the same grant date fair value, using the Black-Scholes valuation model adopting the assumptions described in Note 3 and Note 12 of the Notes to Consolidated Financial Statements included in our audited Consolidated Financial Statements for the fiscal years ended December 31, 2007, 2006 and 2005 appearing elsewhere in this document.

(3)	All option awards are issued with an exercise price in AU$. All 2006 amounts were converted using the exchange rate at December 31, 2006 of AU$1.00 = US$0.7913. All 2007 amounts were converted using the exchange rate at December 31, 2007 of AU$1.00 = US$0.8816. In each case, the amount referenced is calculated at the relevant grant date using the Black-Scholes valuation model adopting the assumptions described in Note 3 and Note 12 of the Notes to Consolidated Financial Statements included in our audited Consolidated Financial Statements for the fiscal years ended December 31, 2007, 2006 and 2005 appearing elsewhere in this document.

(4)	The amounts reported were all paid on October 31, 2007. Further details of these payments are set out under the heading “-Bonus” under the “-Elements of Compensation” above.

(5)	Statutory payments for superannuation (i.e., pension) fund equal to 9% of annual salary. This only applied for the period during 2006 in which Mr. McIntyre was employed in Australia and the amount was converted into US$ using the average exchange rate during the 2006 fiscal year of AU$1.00 = US$0.7580.

(6)	Mr. Godshall commenced employment as Chief Executive Officer of the Company on September 18, 2006 and became director a director of the Company on October 28, 2006. Mr. Godshall does not receive any compensation for his services as a director.

(7)	Represents a sign-on bonus on commencement of employment on September 18, 2006.

(8)	The Board of Directors has determined to grant 1.1 million performance rights to Mr. Godshall with an exercise price of zero. However, the ASX Listing Rules require that all equity grants to Mr. Godshall be first approved by the Company’s shareholders and this approval has not yet been obtained. The Company expects to seek shareholder approval to grant these performance rights to Mr. Godshall on or before May 31, 2008.

(9)	Mr. McIntyre’s base salary includes AU$73,333 paid in Australian dollars while Mr. McIntyre resided in Australia. Amounts were converted into US$ using the average exchange rate during the 2006 fiscal year of AU$1.00 = US$0.7580.

(10)	Includes twelve monthly after-tax payments of approximately US$6,000 (gross cost US$9,000) for the purposes of assisting Mr. McIntyre with the provision of comparative housing, financing of motor vehicles, rental shortfall on his Australian residence and other incremental recurring costs associated with his relocation to the United States.

(11)	Includes a one-time pre-tax payment of $27,750 as a relocation allowance and seven monthly after-tax payments of approximately US$6,000 (gross cost US$9,000) for the purposes of assisting Mr. McIntyre with the provision of comparative housing, financing of motor vehicles, rental shortfall on his Australian residence and other incremental recurring costs associated with his relocation to the United States. As at December 31, 2006, a pre-tax amount of US$80,077 (AU$105,647) has been paid to Mr. McIntyre in this regard. The 2006 amount also includes $3,300 related to the cost of providing a maintained motor vehicle and car parking space during his employment in Australia.

(12)	This amount represents a sign-on bonus on commencement of employment in September 2006.

(13)	Ms. Reedy was our Vice President, Sales and Marketing until September 12, 2007 and resigned all positions with the Company with effect from December 31, 2007.The 2007 compensation includes an accrual for severance recorded in the fiscal year ended December 31,2 007 that will be paid to Ms. Reedy in 2008.

The following table lists all plan-based awards to named executive officers during 2007:
GRANTS OF PLAN-BASED AWARDS
For the Year Ended December 31, 2007

All Other	Grant Date
Option Awards:	Fair
Estimated Future Payouts Under	Estimated Future Payouts Under	Number of	Exercise or	Value of
Non-Equity Incentive Plan Awards	Equity Incentive Plan Awards	Securities	Base Price	Stock and
(3)	(4)	Underlying	of Option	Option
Action	Grant	Options	Awards	Awards
Date	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	(5)	(6)	(7)
Name and Position	(1)	(2)	($)	($)	($)	(#)	(#)	(#)	(#)	($/sh)	($)

Douglas Godshall Chief Executive Officer	—	—	—	75,000	75,000	—	—	(8)	—	—	—	—
David McIntyre Chief Financial Officer	11/13/07	11/16/07	—	—	—	—	400,000	400,000	—	—	262,717
Dozier Rowe Chief Operating Officer	11/13/07	11/16/07	—	—	—	—	200,000	200,000	—	—	131,358
Jeffrey LaRose Chief Scientific Officer	11/13/07	11/16/07	—	—	—	—	300,000	300,000	—	—	197,038
Jennifer Foley Vice-President,	12/21/06	01/02/07	(9)	—	—	—	—	—	—	1,000,000	0.97	(10)	376,736	(11)
Clinical and Regulatory	11/13/07	11/16/07	—	—	—	—	200,000	200,000	—	—	131,358
Jane Reedy Former Vice-President, Sales and Marketing	—	—	—	—	—	—	—	—	—	—	—

(1)	This date represents the date on which the Board of Directors resolved to issue the option or stock award.

(2)	This date represents the date on which the option or stock award was entered into the Company’s register of option holders.

(3)	Details of this payment to Mr. Godshall are set out under the heading “-Bonus” under the “-Elements of Compensation” section above.

(4)	The amounts represent the number of shares in the Company expected to be issued to the relevant named executive officer under the Company’s Performance Rights Plan. These stock awards vesting in four equal tranches on satisfaction of various performance hurdles, details of which are set out under the heading “-Equity Grants” above.

(5)	These option awards vest in four equal annual tranches commencing on the first anniversary of the grant date.

(6)	All option awards are issued with an exercise price in AU$ and are converted into US$ using the exchange rate at December 31, 2007 of AU$1.00 = US$0.8816.

(7)	With the exception of the option awards granted to Ms. Foley on January 2, 2007, all amounts refer to a grant of performance rights, or stock awards, with an exercise price of nil. The amount referenced in the table is calculated by multiplying the number of stock awards granted by the closing market price of the Company’s stock on the relevant grant date as published by the Australian Securities Exchange. The stock awards were granted on November 16, 2007 when the closing market price was AU$0.745 and was converted using the exchange rate at December 31, 2007 of AU$1.00 = US$0.8816. In each case, the amount referenced could also have been calculated, and generated the same grant date fair value, using the Black-Scholes valuation model and adopting the assumptions described in Note 3 and Note 12 of the Notes to Consolidated Financial Statements included in our audited Consolidated Financial Statements for the fiscal years ended December 31, 2007, 2006 and 2005 appearing elsewhere in this document.

(8)	The Board of Directors has determined to grant 1.1 million performance rights to Mr. Godshall with an exercise price of zero. However, the ASX Listing Rules require that all equity grants to Mr. Godshall be first approved by the Company’s shareholders and this approval has not yet been obtained. The Company expects to seek shareholder approval to grant these performance rights to Mr. Godshall on or before May 31, 2008.

(9)	In accordance with Ms. Foley’s employment agreement, these options were granted following the commencement of Ms. Foley’s employment with the Company on January 2, 2007.

(10)	The exercise price of these options is AU$1.10 which was converted into US$ using the exchange rate at December 31, 2007 of AU$1.00 = US$0.8816.

(11)	Ms. Foley was granted 1,000,000 options with an exercise price of AU$1.10, being the same issue price for the Company’s capital raising that was completed in May 2006. The exercise price was converted into US$ using the exchange rate at December 31, 2007 of AU$1.00 = US$0.8816. The amount referenced in the table is calculated at the relevant grant date using the Black-Scholes valuation model using the assumptions described in Note 3 and Note 12 of the Notes to Consolidated Financial Statements included in our audited Consolidated Financial Statements for the fiscal years ended December 31, 2007, 2006 and 2005 appearing elsewhere in this document.
     Options are granted with exercise prices in Australian dollars (i.e., AU$) and otherwise in accordance with the terms of the Company’s ESOP rules. Performance rights are granted with an exercise price of zero and otherwise in accordance with the terms of the Company’s PRP rules. The exercise price per share (if any) and the calculated Black-Scholes value at grant date per share in the table above has been converted to US dollars using the exchange rate at December 31, 2007 of AU$1.00 = US$.8816. Under the terms of the Company’s ESOP rules, all options issued after we became listed on the ASX must have an exercise price which is not less than the weighted average sale price of our ordinary shares sold during the 5 days (or such other period as our Board may determine) prior to the time of the issuance of the option.
     Except as stated below, all options granted under the Company’s ESOP rules to-date, including options granted to named executive officers, vest in four equal annual tranches commencing on the first anniversary of the grant date subject to satisfaction of performance hurdles (if any). The vesting schedule was determined following consultation with the Company’s lawyers, Corrs Chambers Westgarth, and the Company’s corporate advisers, Inteq Limited, in late 2004.
     Options granted in November 2007 under the Company’s PRP to the named executive officers vest in four tranches subject to the satisfaction of certain performance hurdles (if any). For further details on these performance hurdles, please see the section titled “-Equity Grants”.
     There were no option exercises during 2007 by named executive officers.
The following table summarizes all outstanding equity awards for the named executive officers as of December 31, 2007:

OUTSTANDING EQUITY AWARDS
AT DECEMBER 31, 2007

	Option Awards						Stock Awards
								Equity
			Equity					Incentive
			Incentive					Plan Awards:	Equity Incentive
			Plan Awards:					Number of	Plan Awards:
	Number of	Number of	Number of			Number of	Market Value	Unearned	Market or Payout
	Securities	Securities	Securities			Shares or	of Shares of	Shares, Units	Value of Unearned
	Underlying	Underlying	Underlying	Option		Units of	Units of	or other	Shares, Units or
	Unexercised	Unexercised	Unexercised	Exercise		Stock That	Stock That	Rights That	Other Rights That
	Options	Options	Unearned	Price	Option	Have Not	Have Not	Have Not	Have Not Vested
	(#	(#	Options	(1)	Expiration	Vested	Vested	Vested	(2)
	Exercisable)	Unexercisable)	(#)	($)	Date	(#)	($)	(#)	(#)

Douglas Godshall (3)	1,395,316			0.97	09/04/16
Chief Executive Officer)		4,185,948		0.97	09/04/16
David McIntyre	191,051			0.53	01/31/10			400,000	193,952
Chief Financial Officer	191,051			0.66	01/31/10
		191,051		0.88	01/31/10
		191,051		1.32	01/31/10
	382,102	382,102		0.66	11/30/12
	50,000	150,000		0.97	10/18/16
Dozier Rowe	250,000			1.24	04/20/16			200,000	96,976
Chief Operating Officer		750,000		0.97	10/18/16
	50,000	150,000		0.97	10/18/16
Jeffrey LaRose	1,540,000			0.18	01/31/10			300,000	145,464
Chief Scientific Officer	382,102			0.44	04/27/15
		382,102		0.44	04/27/15
	50,000	150,000		0.97	10/18/16
Jennifer Foley		1,000,000		0.97	01/02/17			200,000	96,967
Vice President, Clinical and Regulatory Affairs	50,000	150,000		0.97	10/18/16
Jane Reedy		573,153		0.44	04/27/15
Former Vice-President, Sales and Marketing	50,000	150,000		0.97	10/18/16

(1)	All option awards are issued with an exercise price in AU$ and are converted into US$ using the exchange rate at December 31, 2007 of AU$1.00 = US$0.8816.

(2)	Represents the closing market price of the Company’s shares on December 31, 2007 as published by the Australian Securities Exchange (and converted into US$ using the exchange rate at December 31, 2007 of AU$1.00 = US$0.8816) multiplied by the number of stock awards.

(3)	The Board of Directors has determined to grant 1.1 million performance rights to Mr. Godshall with an exercise price of zero. However, the ASX Listing Rules require that all equity grants to Mr. Godshall be first approved by the Company’s shareholders and this approval has not yet been obtained. The Company expects to seek shareholder approval to grant these performance rights to Mr. Godshall on or before May 31, 2008.
Deferred Compensation
     We do not have any deferred compensation arrangements.
Employment Agreements
     We have entered into employment agreements with all of our named executive officers. These agreements do not have a fixed term of employment.
     Employment agreements with our named executive officers generally include certain restrictive covenants, including a confidentiality covenant that will apply during each officer’s employment with us and thereafter. In the case of Mr. Godshall, Mr. McIntyre, Ms. Reedy and Mr. LaRose, their employment contracts include a non-solicitation covenant for the duration of their employment and one year thereafter and a non-competition covenant for the duration of their employment and one year thereafter.
     Those named executive officers with a “technical competence” also enter into a Proprietary Information, Confidentiality and Inventions Assignment Agreement whereby the relevant employee, amongst other things, assigns all rights, including all intellectual property rights, to us without further compensation.
     Below is a summary of each named executive officer’s employment agreement.
     Doug Godshall, President, Chief Executive Officer and Executive Director
     As Chief Executive Officer, Mr. Godshall is responsible for our day-to-day management, as well as for planning and directing all of our policies, objectives and initiatives. Mr. Godshall’s employment agreement was determined and negotiated with the assistance of an executive recruiter, Russell Reynolds Associates, during which process the role and responsibilities, available market data and Mr. Godshall’s previous compensation were considered.
     Key elements of Mr. Godshall’s employment agreement include:
•	Annual salary of $350,000.

•	A sign-on bonus of $75,000 paid upon commencement of employment (the sign-on bonus was used as an incentive to persuade Mr. Godshall to join HeartWare as he considered multiple employment offers).

•	An annual performance bonus of $75,000 subject to satisfaction of agreed annual performance criteria (the criteria and quantitative components of such bonus, by percentage, are set forth below).

•	Full participation in our employee benefits program, including life and disability insurance (short and long term), health and group dental.

•	Upon commencement of employment, and pursuant to the terms of his employment agreement, Mr. Godshall was granted 5,581,264 options under our ESOP, with an exercise price of AU$1.10 per share (the number of options equals approximately 3% of the then-outstanding shares of the Company and was based on the Company’s understanding of comparable executive equity packages as confirmed by the Company’s recruitment consultant, Russell Reynolds Associates, and the exercise price per share was equal to the per share price of the Company’s most recent capital raise at the time of grant). Consistent with all our options granted under the ESOP rules, these options vest in four equal annual tranches commencing on the first anniversary of the grant date. This vesting schedule was established following consultation with the Company’s lawyers, Corrs Chambers Westgarth, and the Company’s corporate advisers, Inteq Limited, in late 2004.
     Mr. Godshall’s employment agreement does not include a fixed term. Mr. Godshall is entitled to a period of notice on termination in various circumstances, including where we terminate Mr. Godshall’s employment “without cause”. Mr. Godshall does not receive any additional compensation, except as provided above, for his role as an executive director of the Company.
     Mr. Godshall’s annual performance bonus, targeted at $75,000, for the year ending December 31, 2008, will be determined based on whether and to the extent the following criteria have been satisfied:

Criteria		% of Bonus
•	Successful completion of initial phase of USE IDE clinical trial.	25%

•	Receipt of CE Marking in Europe.	15%

•	Advance MVAD to next development milestone.	10%

•	Implement branding and product differentiation strategy.	5%

•	Train and stock 20 sites in the United States.	10%

•	Develop corporate financing opportunities.	25%

•	Develop global marketing strategy.	10%
     The above objectives for Mr. Godshall were discussed, negotiated and agreed by Mr. Godshall and Mr. Robert Thomas, Chairman of the Company. Mr. Thomas provided his initial suggestions on the objectives to Mr. Godshall and then the appropriateness of these objectives, and their respective weightings, were agreed by Mr. Thomas and Mr. Godshall following a series of discussions and communications. The objectives and their respective weightings were then approved by the Board of Directors.
     David McIntyre, Chief Financial Officer and Company Secretary
     As Chief Financial Officer and Company Secretary, Mr. McIntyre is responsible for directing our financial, taxation, compliance (non-clinical), legal and company secretarial functions.
     Until April 30, 2006, Mr. McIntyre resided in Sydney, Australia and traveled frequently to the United States. As of May 1, 2006, Mr. McIntyre has temporarily relocated to our operations facility located in Miramar, Florida, in order to assist with, among other things, the management of our growth and development.

     Mr. McIntyre has an Australian employment agreement with HeartWare Limited that has been temporarily suspended as of April 30, 2006. Key elements of this agreement include:
•	Annual salary of AU$220,000.

•	Superannuation calculated at the statutory rate of 9% per annum.

•	Provision of one car parking space and a maintained motor vehicle.

•	Upon commencement of employment, and pursuant to the terms of his employment agreement, Mr. McIntyre was granted an aggregate of 764,204 options under the ESOP, with exercise prices between AU$0.60 and AU$1.50 per share. The number of options granted in this regard was approximately equal to 0.75% of the Company’s issued capital at the relevant time and was negotiated and agreed with Mr. McIntyre prior to the commencement of his employment. Consistent with all our options granted under the ESOP rules, these options vest in four equal annual tranches commencing on the first anniversary of the grant date. This vesting schedule was established following consultation with the Company’s lawyers, Corrs Chambers Westgarth, and the Company’s corporate advisers, Inteq Limited, in late 2004.
     Mr. McIntyre’s employment agreement does not contain a fixed term and may be terminated by either party on 3 months’ notice. This employment agreement, including all accrued but unpaid leave entitlements, will resume upon Mr. McIntyre’s return to Australia.
     While serving us in the United States, and with effect from May 1, 2006, Mr. McIntyre is subject to a service agreement with HeartWare, Inc. The arrangements with Mr. McIntyre, including relocation benefits, were determined following a detailed external, independent review. This review, which was conducted by Ernst & Young, compared host country (Miami, Florida) and home country (Sydney, Australia) relativities incorporating a net income comparison, spending and housing cost differentials as well as standards of living comparatives. In addition, market data provided by recognized relocation experts were also assessed and consideration was given to the additional financial burden associated with an international relocation including, among other things, consideration of the loss of income for Mr. McIntyre’s spouse as a certified practicing accountant. Set out below is an overview of the key elements of this service agreement:
•	Annual salary of $225,000.

•	Full participation in our employee benefits program, including life and disability insurance (short and long term), health and group dental.

•	Relocation benefits as follows:

A one-time pre-tax relocation allowance of $27,750 upon commencement of assignment in the United States in April 2006. The allowance is provided to assist Mr. McIntyre with meeting out-of-pocket expenses that were incurred on relocation to the United States, such as installation and purchase of electrical appliances, house cleaning, telephone installation etc, together with associated costs of leaving Australia (termination of services etc).

A monthly after-tax payment of approximately $6,000, with a gross cost to us of $9,000, for the purposes of assisting Mr. McIntyre with the provision of comparative housing,

financing of motor vehicles, rental shortfall on his Australian residence and other incremental recurring costs associated with his relocation to the United States.
     In addition, we have adopted an international relocation policy pursuant to which Mr. McIntyre’s family is entitled to one return trip to Australia following each year of completed service in the United States. Further, Mr. McIntyre and his spouse are entitled to a return flight to Australia in the event of a death in their respective families.
     Mr. McIntyre’s service agreement does not contain a fixed term and may be terminated by either party at will.
     Dozier Rowe, Chief Operating Officer
     As Chief Operating Officer, Mr. Rowe is responsible for our manufacturing and operational processes including final product development, assembly methods, plant layout, workflow and workforce utilization. Mr. Rowe has an employment agreement with us. Set out below are the key elements of the terms of his employment agreement:
•	Annual salary commenced at $205,000 and was revised to $225,000 on the completion of a ninety-day review.

•	Full participation in our employee benefits program, including life and disability insurance (short and long term), health and group dental.

•	Upon commencement of employment, Mr. Rowe was granted 1,000,000 options under our ESOP, with an exercise price of AU$1.41 per share. The number of options granted to Mr. Rowe was negotiated with him following recommendations made to the Company by its recruitment consultant, Russell Reynolds Associates. Consistent with all our options granted under the ESOP rules, these options vest in four equal annual tranches commencing on the first anniversary of the grant date. This vesting schedule was established following consultation with the Company’s lawyers, Corrs Chambers Westgarth, and the Company’s corporate advisers, Inteq Limited, in late 2004.
     Mr. Rowe’s employment agreement does not contain a fixed term and may be terminated by either party at will.
     Jeffrey LaRose, Chief Scientific Officer
     As Chief Scientific Officer, Mr. LaRose is responsible for technology and intellectual property development.
     Mr. LaRose has an employment agreement with HeartWare, Inc., the material terms of which are set out below:
•	Annual salary of $225,000.

•	Full participation in our employee benefits program, including life and disability insurance (short and long term), health and group dental.
     Mr. LaRose’s employment agreement does not contain a fixed term and may be terminated by either party at will.

     Jennifer Foley, Vice-President, Clinical & Regulatory Affairs
     As Vice-President, Clinical & Regulatory Affairs, Ms. Foley is primarily responsible for the conduct of the Company’s clinical trials.
     Ms. Foley has an employment agreement with HeartWare, Inc., the material terms of which are set out below:
•	Annual salary of $220,000.

•	A sign-on bonus of $30,000 paid upon commencement of employment (the sign-on bonus was used as an incentive to persuade Ms. Foley to join HeartWare and in light of the limited availability of senior executives with extensive clinical experience).

•	A one-off bonus of $30,000 subject to the Company filing an investigational device exemption with the US Food and Drug Administration within ninety days of the completion of enrolment of our international clinical trial.

•	Full participation in our employee benefits program, including life and disability insurance (short and long term), health and group dental.
     Ms. Foley’s employment agreement does not contain a fixed term and may be terminated by either party at will.
     Jane Reedy, Former Vice President, Clinical and Marketing
     Ms. Reedy was our Vice President, Sales and Marketing until September 12, 2007, in which position she was responsible for global sales and marketing and for managing reimbursement systems in domestic and international markets.
     Ms. Reedy had an employment agreement with us, the material terms of which were as follows:
•	Annual salary of $220,000.

•	A one-time payment of $40,000 as a sign-on bonus upon commencement of her employment, which bonus was paid in May 2005.

•	Full participation in our employee benefits program, including life and disability insurance (short and long term), health and group dental.

•	Upon commencement of her employment, Ms. Reedy was granted 1,146,306 options under our ESOP, with an exercise price of AU$0.50 per share. The number of options granted to Ms. Reedy was agreed following protracted negotiations between Ms. Reedy and the Company. Ms. Reedy had been acting as a consultant to the Company for an extended period of time and was able to negotiate a higher number of options as a result. Consistent with all our options granted under the ESOP rules, these options vest in four equal annual tranches commencing on the first anniversary of the grant date. This vesting schedule was established following consultation with the Company’s lawyers, Corrs Chambers Westgarth, and the Company’s corporate advisers, Inteq Limited, in late 2004.

     For more information, see “—Non-Continuing Named Executive Officers” below.
Potential Post-Employment Payments
     Under the employment agreements we have with our named executive officers, each is entitled to certain compensation from us in the event that his or her employment is terminated. The amount of compensation that each named executive officer would be entitled to receive depends on the circumstances in which the employment is terminated and the relevant terms of the individual named executive officer’s employment agreement.
     One or more of our named executive officers are entitled to post-termination benefits if their employment is terminated in one or more of the following circumstances:
•	by the Company without cause;

•	by the executive for “good reason”;

•	upon death or disability; and

•	following a change in control.
     The following sections discuss the estimated benefits that our named executive officers would receive as of December 31, 2007 in each of these termination circumstances, as applicable. The calculations set forth below are intended to provide reasonable estimates of the potential benefits are based on a number of assumptions and may not represent the actual amount a named executive officer would receive if the executive’s employment is terminated in any of these circumstances.
     Termination Without Cause
     If we terminate the employment of a named executive officer without cause, then that executive is entitled to receive his or her then-current base salary for 6 months following the date of termination. The above applies to each of our named executive officers except Mr. LaRose and Ms. Foley, who are not entitled to any further compensation if they are terminated without cause.
     The following additional terms also apply to the named executive officers referred to below if we terminate their employment without cause:
          For Mr. Godshall, he is also entitled to:
•	a further 3 months notice in writing of such termination or payment of 3 months’ salary in lieu of notice;

•	the continuation of all benefits provided to him and his family for 6 months following the date of termination; and

•	the acceleration of a pro-rata portion of the options that would otherwise vest on the next anniversary of Mr. Godshall’s commencement date with the Company following the date of termination, calculated by multiplying the relevant number of options that would otherwise vest by a fraction, the numerator of which is the number of months Mr. Godshall has worked since the most recent anniversary of Mr. Godshall’s commencement date and the denominator of which is 12.

•	For Mr. McIntyre, he is also entitled to payment for the reasonable costs of relocating him and his family from Miami to Sydney unless he accepts a new position with another employer that covers his relocation expenses, in which case the Company shall pay the excess of his relocation benefit over the expenses actually paid by such new employer.
     Termination for Good Reason
     If either of Mr. Godshall or Mr. McIntyre terminates his employment for “good reason” (as defined in his employment agreement), the executive shall be entitled to receive the same benefits as are set out under the heading “Termination Without Cause” above.
     If Mr. Rowe terminates his employment for “good reason” (as defined in his employment agreement), he shall be entitled to receive his then-current base salary for 6 months following the date of termination of his employment.
     The following table shows the potential payments to each named executive officer if his or her employment was terminated without cause or for good reason as of December 31, 2007.
Termination Without Cause and Termination for “Good Cause”

		Payment
	Severance	in Lieu	Share Options
	Payment	of Notice ($)	($)	Benefits ($)
Name	($)	(1)	(2)	(3)	Relocation ($)		Total ($)
Douglas Godshall	175,000	87,500	119,406	5,342	—		387,248

David McIntyre	166,500	—	—	—	67,750	(4)	234,250

Dozier Rowe	112,500	—	—	—	—		112,500

(1)	Assumes that the Company elects to make a payment in lieu of notice to the named executive officer instead of providing written notice of termination.

(2)	Represents the Black-Scholes value of share options calculated as at the grant date using the assumptions described in Note 3 and Note 12 of the Notes to Consolidated Financial Statements included in our audited Consolidated Financial Statements for the fiscal years ended December 31, 2007, 2006 and 2005 appearing elsewhere in this document.

(3)	Represents the cost to the Company of benefits for the named executive officer and his family.

(4)	Represents the estimated cost to relocate Mr. McIntyre and his family from Florida to Australia.

Death or Disability
     Except for Mr. Godshall, none of our named executive officers have specific provisions in their employment agreements that govern termination in the event of death or disability.
     For Mr. Godshall, the following provisions apply:
•	If Mr. Godshall becomes incapacitated such that, in the opinion of an independent physician, the incapacitation prevents Mr. Godshall from performing his duties for 3 consecutive months or 3 months in aggregate in any twelve month period, then Mr. Godshall shall be entitled to receive his salary and health insurance benefits for 3 months following termination, and Mr. Godshall’s options shall accelerate in the manner specified above under the heading “Termination Without Cause”.

•	Upon Mr. Godshall’s death, his estate shall be entitled to receive the benefits as set out under the heading “Termination Without Cause” above.
     The following table shows the potential payments to Mr. Godshall if his employment was terminated in the event of death or disability, as of December 31, 2007.

	Death					Disability
		Payment in	Share				Share
	Severance	Lieu of	Options	Benefits		Severance	Option	Benefits
	Payment	Notice	(1)	(2)	Total	Payment	(3)	(4)	Total
Name	($)	($)	($)	($)	($)	($)	($)	($)	($)
Douglas Godshall	175,000	87,500	119,406	5,342	387,248	87,500	119,406	2,671	209,577

(1)	Represents the Black-Scholes value of share options calculated as at the grant date using the assumptions described in Note 3 and Note 12 of the Notes to Consolidated Financial Statements included in our audited Consolidated Financial Statements for the fiscal years ended December 31, 2007, 2006 and 2005 appearing elsewhere in this document.

(2)	Represents the cost to the Company of benefits for the named executive officer and his family.

(3)	Represents the Black-Scholes value of share options calculated as at the grant date using the assumptions described in Note 3 and Note 12 of the Notes to Consolidated Financial Statements included in our audited Consolidated Financial Statements for the fiscal years ended December 31, 2007, 2006 and 2005 appearing elsewhere in this document..

(4)	Represents the cost to the Company of benefits for the named executive officer and his family.
     Change of Control
     Our employment agreements with each of Mr. McIntyre and Mr. Rowe contain certain provisions that apply if the employment of these executives is terminated following a “change of control”. The payments or benefits these executives shall be entitled to receive are in addition to those that the named executive officer would otherwise be entitled to receive if his employment were terminated under the same circumstance but for the change in control having occurred.
     For Mr. McIntyre, if his employment is terminated by the Company without cause following a “change in control” and the Company does not provide him with 3 months notice of the termination, then he shall be entitled to a payment equal to an additional 3 months base salary. These provisions are in addition to the benefits that Mr. McIntyre would otherwise receive if his employment was terminated without cause by the Company.
     For Mr. Rowe, if his employment is terminated by the Company without cause or if he terminates his employment for good reason, and if such termination occurs within twelve months following the change in control, then all his options held by the executive on the date of and immediately prior to the transaction constituting the change in control and that would have vested on or before the date which is twelve months after the date on which the change in control occurs shall vest and be immediately exercisable.
     Under each of the relevant employments agreements, a “change of control” occurs if:
•	a person or entity becomes the owner, directly or indirectly, of more than fifty percent of the Company’s voting power (except by way of a merger, consolidation or similar transaction);

•	there is a merger, consolidation or similar transaction where the Company’s existing shareholders do not own, directly or indirectly, more than fifty percent of the Company’s voting power of the surviving entity in a merger, consolidation or similar transaction (except where these circumstances arise in the context of a public offering); or

•	there is a consummated sale, lease, exclusive license or other disposition of the Company’s consolidated assets.
     The following table shows the potential incremental payments or benefits to each of Mr. McIntyre and Mr. Rowe if his employment was terminated by the Company for cause or by the named executive officer for good reason following a change of control, as of December 31, 2007.

Change of Control (1)

		Payment
	Severance	in Lieu of	Share
	Payment	Notice	Options (2)	Benefits	Relocation	Total
Name	($)	($)	($)	($)	($)	($)

David McIntyre	—	83,250	—	—	—	83,250
Dozier Rowe	—	—	92,886	—	—	92,886

(1)	The benefits referred to above are the incremental benefits the named executive officer would receive upon a change of control in the event of a termination without cause or a termination for good reason, which are separately disclosed in a table preceding the above table.

(2)	Represents the Black-Scholes value of share options calculated using the assumptions described in Note 3 and Note 12 of the Notes to Consolidated Financial Statements included in our audited Consolidated Financial Statements for the fiscal years ended December 31, 2007, 2006 and 2005 appearing elsewhere in this document.
     Non-Continuing Named Executive Officers
     Our former Vice-President, Sales & Marketing, Ms. Reedy ceased her role as Vice-President, Sales & Marketing in September 2007 but remained employed by the Company until December 31, 2007.
     The Company and Ms. Reedy entered into an agreement on September 12, 2007 under which Ms Reedy would continue to be employed by the Company until December 31, 2007 at which time Ms. Reedy would resign all positions with the Company. Under this agreement, we agreed to pay Ms. Reedy a severance payment equal to twelve months salary, or $220,000, plus applicable payroll taxes.
DIRECTOR COMPENSATION
     The following table sets out total compensation for the year ended December 31, 2007 to our non-executive directors. Executive directors do not receive compensation for their service as directors.
DIRECTOR COMPENSATION (1)

						Change in Pension
						Value and
						Nonqualified
		Fees				Deferred
		Earned or			Non-Equity	Compensation
		Paid in	Stock	Option	Incentive Plan	Earnings	All Other
	Year Ended	Cash	Awards	Awards	Compensation	(2)	Compensation	Total
Name and Position	December 31,	($)	($)	($)	($)	($)	($)	($)

Robert Thomas	2007	100,608	—	—	—	9,055	—	109,663
Chairman
Seth Harrison, M.D. Deputy Chairman	2007	83,840	—	—	—	7,546	—	91,386
Dr. Christine Bennett Non-executive director	2007	50,304	—	—	—	4,527	—	54,831
Dr. Denis Wade Non-executive director	2007	—	—	—	—	54,831	—	54,831
Robert Stockman (3)
Non-executive director	2007	—	—	67,720 (4)	—	—	—	67,720

(1)	All amounts paid to directors are denominated in AU$ and are converted into US dollars using the average exchange rate for fiscal 2007 of AU$1.00 = US$0.8384.

(2)	Statutory contributions of 9% of fees to a superannuation fund (i.e., pension) for Australian directors only. These amounts are paid in AU$ and are converted into US dollars using the average exchange rate for fiscal 2007 of AU$1.00 = US$0.8384.

(3)	Mr. Stockman was appointed to the Board of Directors as of December 11, 2006 and has not received any director’s fees during 2006 or 2007. Mr. Stockman will commence receiving directors’ fees with effect from January 1, 2008 at the rate of $60,000 per annum.

(4)	Mr. Stockman was granted 200,000 options on July 26, 2007 with an exercise price of AU$0.75. The amount in the table represents the Black-Scholes value of these share options calculated using the assumptions described in Note 3 and Note 12 of the Notes to Consolidated Financial Statements included in our audited Consolidated Financial Statements for the fiscal years ended December 31, 2007, 2006 and 2005 appearing elsewhere in this document.
Compensation Components
     The compensation for our non-executive directors was determined in late 2004 in consultation with our corporate advisers and by reference to what the Board of Directors then understood to be comparable levels of compensation for similar entities in the life sciences and/or biotechnology industries in Australia. Consideration was given to the size of companies, the stage of companies (i.e., whether such companies were pre- or post-revenue) and whether or not comparable companies were publicly held. The Company did not undertake a formal study or rely on specific benchmarking data in setting director compensation. Compensation is paid to non-employee, or non-executive, directors only, and employee or executive directors do not receive any additional compensation for their directorships.
     In the 3 year period since our ordinary shares have been listed on the ASX, the compensation of our directors has not changed or otherwise increased. In addition and except for an initial grant of options to Mr. Stockman on July 26, 2007, no incremental equity participation has been afforded to directors in this period. A review of the performance of individual directors has not been undertaken.
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee consists of four non-executive directors: Mr. Robert Thomas (Chairman), Dr. Seth Harrison, Dr. Denis Wade and Dr. Christine Bennett. None of the members of the Compensation Committee is a former officer or employee of the Company, except that (1) Dr. Harrison previously acted as Chief Executive Officer of the Company’s subsidiary, HeartWare, Inc., prior to its acquisition by the Company in January 2005 and (2) Dr. Harrison was Acting Chief Executive Officer of HeartWare, Inc. between July 2003 and November 2004 and was not paid any compensation for the services that he rendered in this regard. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers who serve on our board of directors or compensation committee.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of January 31, 2008, information regarding beneficial ownership of our ordinary shares by the following:
•	each person, or group of affiliated persons, who is known by us to beneficially own 5% or more of any class of our voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all current directors and executive officers as a group.
     Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership generally includes voting or investment power of a security and includes shares underlying options that are currently exercisable or exercisable within 60 days after the measurement date. This table is based on information supplied by officers, directors and principal shareholders. Except as otherwise indicated, we believe that the beneficial owners of the ordinary shares listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply.
     Unless otherwise indicated, we deem ordinary shares subject to options that are exercisable within 60 days of January 31, 2008 to be outstanding and beneficially owned by the person holding the options for the purpose of computing percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.
     As of January 31, 2008, there were 248,100,277 ordinary shares outstanding.

			Percent of
	Number of Shares		Shares
Name and Address of Beneficial Owner	Beneficially Owned		Outstanding

5% Shareholders
Apple Tree Partners I, L.P.	93,093,958	(1)	38%
501 Kings Highway East, E-1
Fairfield, Connecticut 08625

Muneer A. Satter	20,350,000		8%
71 S. Wacker Drive, Suite 500
Chicago, IL 60606

Pequot Capital Investors	12,662,135		5%
c/o Pequot Capital Management, Inc. 500 Nyala Farm Road Westport, CT 06880

Directors and Named Executive Officers
Robert Thomas	3,431,153	(2)	1%
Dr. Seth Harrison	93,093,958	(3)	38%
Dr. Denis Wade	1,258,333	(4)	1%
Dr. Christine Bennett	250,000	(5)	*
Robert Stockman	500,000		*
Douglas Godshall	1,495,621	(6)	1%
David McIntyre	1,415,357	(7)	*
Jeffrey LaRose	1,972,102	(8)	1%
Dozier Rowe	310,000	(9)	*
Jane Reedy	623,152	(10)	*
Ramon Paz	182,500	(11)	*

			Percent of
	Number of Shares		Shares
Name and Address of Beneficial Owner	Beneficially Owned		Outstanding

James Schuermann	—		*
Jennifer Foley	250,000	(12)	*
Barry Yomtov	75,000	(13)	*

All directors and executive officers as a group (14 persons)	104,857,176	(14)	42%

*	Indicates less than 1%

(1)	Includes 1,505,176 shares issuable as of December 31, 2007 upon conversion of a convertible note.

(2)	Includes 1,073,153 shares subject to options exercisable within 60 days of January 31, 2008 and 1,350,000 shares held in trust.

(3)	Represents shares held by Apple Tree Partners I, L.P., the Company’s largest shareholder. Dr. Harrison is Managing General Partner in Apple Tree Partners I, L.P. Dr. Harrison disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(4)	Represents 1,008,333 shares held by a family trust and 250,000 shares subject to options exercisable within 60 days of January 31, 2008.

(5)	Represents shares subject to options exercisable within 60 days of January 31, 2008.

(6)	Includes 1,395,316 shares subject to options exercisable within 60 days of January 31, 2008.

(7)	Represents 1,387,357 shares subject to options exercisable within 60 days of January 31, 2008 and 28,000 shares held by Mr. McIntyre’s spouse.

(8)	Represents shares subject to options exercisable within 60 days of January 31, 2008.

(9)	Includes 300,000 shares subject to options exercisable within 60 days of January 31, 2008.

(10)	Represents shares subject to options exercisable within 60 days of January 31, 2008.

(11)	Includes 167,500 shares subject to options exercisable within 60 days of January 31, 2008.

(12)	Represents shares subject to options exercisable within 60 days of January 31, 2008.

(13)	Represents shares subject to options exercisable within 60 days of January 31, 2008.

(14)	Includes 8,751,913 shares subject to options exercisable within 60 days of January 31, 2008.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
     Since January 2004, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or entities affiliated with them, had or will have a material interest, except that in January 2005, we issued a convertible note in the principal amount of $1.3 million to Apple Tree Partners I, L.P., our largest shareholder, which note remains outstanding.
Corporate Governance
     Our Board of Directors currently consists of six (6) members: Mr. Rob Thomas, Dr. Seth Harrison, Mr. Douglas Godshall, Dr. Christine Bennett, Dr. Denis Wade and Mr. Bob Stockman. Our Board of Directors has determined that all of our directors, other than Dr. Harrison and Mr. Godshall, are “independent” within the meaning of applicable NASDAQ Global Select Market listing standards. In addition to being a member of our Board of Directors, Dr. Harrison is also the managing general partner of Apple Tree Partners I, L.P., which owned 37% of the outstanding voting shares of the Company as of December 31, 2007.

Policies and Procedures for Review and Approval of Related Party Transactions
     We have not adopted formal written policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, we are subject to the Corporations Act and the listing requirements of the ASX. Chapter 10 of the ASX Listing Rules includes provisions related to acquisitions or disposals of substantial assets to related parties, purchases of securities by related parties, payments to directors and termination of benefits as they related to transactions with persons in a position of influence. Furthermore, Chapter 2E of the Corporations Act requires public companies to seek shareholder approval where a financial benefit is to be provided to a related party except for certain circumstances such as arm’s lengths transactions, reasonable compensation and standard benefits.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The Audit Committee of the Board of Directors has appointed Grant Thornton (Grant Thornton NSW in Australia and Grant Thornton LLP in the United States) as our independent auditors for its fiscal year ending December 31, 2007. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors (including resolution of disagreements between management and the independent auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. In making its determination regarding whether to appoint or retain a particular firm of independent auditors the Audit Committee takes into account the views of management.
Fees billed by Grant Thornton in 2007 and 2006 are as follows:

	2007	2006
Audit Fees [1]	$220,885	$198,454
Other Advisory Fees [2]	24,164	4,548
Tax Fees [3]	16,402	5,685

	$261,451	$208,687

[1]	Audit fees are fees on an accrual basis for professional services rendered in connection with our annual audit, interim reviews, statutory filings and registration statements.

[2]	Other Advisory fees include services related to assistance with compliance with regulatory requirements and other services.

[3]	Tax fees are fees for tax services related to tax compliance, tax planning and tax advice.
Audit Committee’s pre-approval policy
     It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax and any other services to be provided by our independent auditors. In situations where it is not possible to obtain full Audit Committee approval, the Committee has delegated authority to the Chairman of the Audit Committee to grant pre-approval of auditing, audit-related, tax and all other services. Any pre-approved decisions by the Chairman are required to be reviewed with the Audit Committee at its next scheduled meeting. The Audit Committee has approved all of Grant Thornton’s services for 2007 and 2006 and, in doing so has considered whether the provision of such service is compatible with maintaining independence.
Part IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statement of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None.

3.	Exhibits:

See Exhibit Index

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HeartWare Limited
Date: February 28, 2008	By	/s/ Douglas Godshall
		Name:	Douglas Godshall
		Title:	Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Godshall
Douglas Godshall	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ David McIntyre
David McIntyre	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 28, 2008

/s/ Robert Thomas
Robert Thomas	Chairman	February 28, 2008

/s/ Seth Harrison
Seth Harrison	Deputy Chairman	February 28, 2008

/s/ Christine Bennett
Christine Bennett	Director	February 28, 2008

/s/ Denis Wade
Denis Wade	Director	February 28, 2008

/s/ Robert Stockman
Robert Stockman	Director	February 28, 2008

Exhibit Index

Exhibit No.	Description
3.01	Constitution *

10.01	Convertible Note between HeartWare Limited and Apple Tree Partners I, L.P. dated December 15, 2004 *

10.02	Securities Exchange Agreement between Apple Tree Partners I, L.P., Anthony Low-Beer, Edward Nerssissian, Garrett and Carol Thunen, HeartWare, Inc. and HeartWare Limited dated December 13, 2004 *

10.03	Business Lease, dated as of March 1, 2001, between Sunbeam Properties, Inc. and Kriton Medical, Inc. *

10.04	Lease extension, dated as of February 23, 2004, between Sunbeam Properties, Inc. and HeartWare, Inc. *

10.05	Second lease extension, dated as of February 20, 2005, between Sunbeam Properties, Inc. and HeartWare, Inc. *

10.06	Sublease Agreement, dated June 1, 2006, between Starkey Laboratories, Inc. and HeartWare, Inc. *

10.07	Addendum to Sublease Agreement, dated as of June 1, 2006, between Starkey Laboratories, Inc. and HeartWare, Inc. *

10.08	Employment Agreement, dated as of September 18, 2006, between HeartWare Limited, HeartWare, Inc and Doug Godshall * +

10.09	Employment Agreement, dated as of April 11, 2006, between HeartWare, Inc. and Dozier Rowe * +

10.10	Employment Agreement, dated as of May 1, 2006, between HeartWare, Inc. and David McIntyre * +

10.11	Employment Agreement, dated as of November, 2004, between HeartWare, Inc. and Jeff LaRose * +

10.12	Employment Agreement, dated as of April 14, 2005 and amended January 2, 2007, between HeartWare, Inc. and Jane Reedy * +

10.13	Employment Agreement, dated as of April, 2005 between HeartWare Limited and Howard Liebman * +

10.14	Employment Agreement, dated as of May 30, 2006, between HeartWare, Inc. and Barry Yomtov * +

10.15	Employment Agreement, dated as of January 1, 2007, between HeartWare, Inc. and Jennifer Foley * +

10.16	Employment Agreement, dated as of December 15, 2004 between HeartWare Limited and Stuart McConchie * +

10.17	Deed of Release, dated as of September 4, 2006, between HeartWare Limited and Stuart McConchie * +

10.18	Clinical Investigation Agreement, dated as of March 21, 2006 between Medical University of Vienna and HeartWare, Inc. *

10.19	Clinical Investigation Agreement, dated as of February 17, 2006, between Royal Perth Hospital and HeartWare, Inc. *

10.20	Clinical Investigation Agreement, dated as of October 23, 2006, between Royal Brompton & Harefiled NHS Trust and HeartWare, Inc. *

10.21	Clinical Investigation Agreement, dated as of May 17, 2006, between Hannover Medical School and HeartWare, Inc. *

10.22	Production Services Agreement, dated August 17, 2006, between Minnetronix, Inc. and HeartWare, Inc.**

10.23	Servicing Agreement, dated August 17, 2006, between Minnetronix, Inc. and HeartWare, Inc. *

10.24	Sustaining Services and Clinical Support Agreement, dated August 17, 2006, between Minnetronix, Inc. and HeartWare, Inc.*

10.25	Form of Deed of Indemnity, Access and Insurance Agreement for directors and executive officers * +

10.26	Letter of Appointment as a Director of the Company dated December 1, 2006 between HeartWare Limited and Robert Stockman * +

10.27	Letter of Appointment as a Director of the Company dated December 15, 2004 between HeartWare Limited and Robert Thomas * +

10.28	Letter of Appointment as a Director of the Company dated December 15, 2004 between HeartWare Limited and Christine Bennett * +

10.29	Letter of Appointment as a Director of the Company dated December 15, 2004 between HeartWare Limited and Denis Wade * +

Exhibit No.	Description
10.30	Clinical Trial Agreement, dated as of February 13, 2007 between HeartWare Limited and St. Vincent’s Hospital, Sydney Limited *

10.31	Employment Agreement, dated as of February, 2005 between HeartWare Limited and David McIntyre * +

10.32	HeartWare Limited Employee Share Option Plan Rules * +

10.33	HeartWare Limited Share Performance Rights Plan — Plan Rules *** +

10.34	Separation Agreement, dated September 12, 2007, between Jane Reedy, HeartWare, Inc. and, as to Sections 2, 6, 7, and 9 only, HeartWare Limited **** +

10.35	Incentive Option Agreement between HeartWare Limited and Dr Christine Bennett

10.36	Incentive Option Agreement between HeartWare Limited and Dr Denis Wade

10.37	Incentive Option Agreement between HeartWare Limited and Inteq Limited

10.38	Incentive Option Agreement between HeartWare Limited and Robert Thomas

10.39	Deed of Consent to Assignment of Sublease, between HeartWare Limited, ZCM Asia Holdings Pty Limited, Zurich Capital Markets Asia Pty Limited and Royal Bank of Canada, dated July 1, 2007

10.40	Business Lease, dated December 27, 2006, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC

21.1	List of Subsidiaries *

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer

*	Incorporated by reference to the respective exhibits filed with the Company’s Registration Statement on Form 10 (File No. 000-52595) filed with the Securities and Exchange Commission on April 30, 2007.

**	Incorporated by reference to Exhibit 10.22 filed with Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 000-52595) filed with the Securities and Exchange Commission on July 13, 2007.

***	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-147506) filed with the Securities and Exchange Commission on November 19, 2007.

****	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007

+	Management contract or compensatory plan or arrangement.