Form 10-Q
period 2008-03-31
HeartWare LTD
filed 2008-05-12
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
Yes ☐      No ☑
As of April 30, 2008, the registrant had 248,100,277 ordinary shares outstanding.

References
Unless the context requires otherwise, references in this Form 10-Q to:
•	“HeartWare,” “the Company,” “we,” “us” and “our” refer to HeartWare Limited and its consolidated subsidiary, HeartWare, Inc.

•	“HeartWare, Inc.” refers to HeartWare, Inc., a Delaware corporation incorporated on April 3, 2003. HeartWare, Inc. was acquired by HeartWare Limited on January 24, 2005.
Dollars
Unless indicated otherwise in this Form 10-Q, all references to $ or dollars refer to US dollars. References to AU$ mean the lawful currency of the Commonwealth of Australia.
Trademarks
HeartWare, the HeartWare LVAD System, MVAD, and IV VAD, are the trademarks of the Company, in the United States, Australia and other countries. All other trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
HEARTWARE LIMITED
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,879,503	$28,276,388
Prepaid expenses and other current assets	729,161	782,922

Total current assets	23,608,664	29,059,310

Property, plant and equipment, net	3,238,967	2,977,645
Other intangible assets, net	358,450	318,211

Total Assets	$27,206,081	$32,355,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$496,881	$509,487
Accrued expenses and other current liabilities	1,540,520	1,246,846
Convertible note	1,388,653	1,326,963

Total current liabilities	3,426,054	3,083,296
Commitments and contingencies
Shareholders’ equity:
Ordinary shares, no par value - 248,100,277 shares outstanding at March 31, 2008 and December 31, 2007	—	—
Additional paid-in capital	82,217,031	81,859,263
Deficit accumulated during the development stage	(60,039,277)	(53,199,166)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,602,273	611,773

Total Shareholders’ Equity	23,780,027	29,271,870

Total Liabilities and Shareholders’ Equity	$27,206,081	$32,355,166

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative Period
			from November 26,
			2004 (Inception)
	Three Months Ended March 31,		Through
	2008	2007	March 31, 2008

Revenues	$—	$—	$—

Operating expenses:
Selling, general and administrative expenses	2,187,625	1,769,967	19,826,783
Research and development expenses	4,252,715	3,147,158	41,271,499

Total operating expenses	6,440,340	4,917,125	61,098,282

Loss from operations	(6,440,340)	(4,917,125)	(61,098,282)

Foreign exchange loss	(723,302)	(107,702)	(1,664,316)
Interest income, net	325,771	190,072	2,838,089
Other, net	(2,240)	—	(114,768)

Loss before income taxes	(6,840,111)	(4,834,755)	(60,039,277)
Provision for income taxes	—	—	—

Net loss	(6,840,111)	$(4,834,755)	$(60,039,277)

Loss per ordinary share — basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding — basic and diluted	248,100,277	186,295,430

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

			Cumulative Period
			from November 26,
			2004 (Inception)
	For the Three Months Ended March 31,		Through March 31,
	2008	2007	2008

Net Loss	$(6,840,111)	$(4,834,755)	$(60,039,277)
Foreign Currency Translation	990,500	144,771	1,602,273

Comprehensive loss	$(5,849,611)	$(4,689,984)	$(58,437,004)

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

				Accumulated	Deficit
				Other	Accumulated
	Ordinary Shares		Additional	Comprehensive	During the
	Shares		Paid-In	Income	Development
	Issued	$	Capital	(Loss)	Stage	Total ($)

Balance December 31, 2007	248,100,277	$—	$81,859,263	$611,773	$(53,199,166)	$29,271,870

Share based compensation	—	—	357,768	—	—	357,768

Net loss	—	—	—	—	(6,840,111)	(6,840,111)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	990,500	—	990,500

Balance March 31, 2008	248,100,277	—	$82,217,031	$1,602,273	$(60,039,277)	$23,780,027

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative Period from
			November 26, 2004
	Three Months Ended March 31,		(Inception) Through
	2008	2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,840,111)	$(4,834,755)	$(60,039,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	138,772	131,644	1,275,865
Amortization	6,427	4,695	54,096
Share-based compensation expense	357,768	611,024	5,460,279
Loss on disposal of assets	2,240	—	116,208
Accrued interest on convertible note	6,901	5,728	74,508
Change in operating assets and liabilities, excluding the effect of acquisitions:			—
Prepaid expenses and other current assets	69,302	32,143	(336,314)
Note receivable, current	—	—	794
Accounts payable	(12,594)	(53,988)	(333,055)
Accrued expenses and other current liabilities	289,177	(153,411)	1,543,424

Net cash used in operating activities	(5,982,118)	(4,256,920)	(52,183,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(401,217)	(412,223)	(4,426,558)
Additions to patents	(46,666)	(56,263)	(412,546)
Net cash provided by acquisition	—	—	126,380
Proceeds from dispositions of assets	—	—	32,136

Net cash used in investing activities	(447,883)	(468,486)	(4,680,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	—	6,285	83,043,203
Payment of offering costs	—	—	(5,062,961)

Net cash provided by financing activities	—	6,285	77,980,242
Effect of exchange rate changes on cash	1,033,116	163,938	1,763,321

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,396,885)	(4,555,183)	22,879,503

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	28,276,388	16,697,769	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$22,879,503	$12,142,586	$22,879,503

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
Development Stage
We have operated as a development stage enterprise since our inception by devoting substantially all of our efforts to raising capital, research and development of our products, and developing markets for our products. Accordingly, our financial statements have been prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” issued by the Financial Accounting Standards Board (“FASB”).
Prior to marketing its products in the United States, the Company’s products must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process implemented by the United States Food and Drug Administration (“FDA”) and other regulatory authorities. There can be no assurance that the Company will not encounter problems in clinical trials that will cause us, the FDA or other regulatory authorities to delay or suspend clinical trials. The Company’s success will depend in part on its ability to successfully complete clinical trials, obtain and maintain necessary regulatory approvals, obtain patents and product license rights, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted there under will provide proprietary protection or competitive advantages to the Company. The Company will require further capital in order to meet its objectives. The Company currently has no committed sources of capital. The Company will need to seek substantial additional financing through public and/or private financing, and financing may not be available when the Company needs it or may not be available on acceptable terms.
Interim Financial Statements
The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. The consolidated statements of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period or for the full year.
In the opinion of management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented.
2. Liquidity
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception, and such losses have continued through March 31, 2008. As of March 31, 2008, the Company had a deficit accumulated during the development stage of approximately $60 million. We believe our cash on hand is sufficient to support our planned operations into early 2009. Our continuation as a going concern beyond that period is dependent on our ability to raise additional capital in order to continue to commercialize our technology, and as such, we are continually seeking to obtain additional capital and financing, though there is no assurance we will be successful in our efforts. Funds raised will be primarily applied for the purposes of meeting costs associated with expanding the Company’s human clinical trials, product development (including in relation to the Company’s implantable electronic devices and its next generation devices, the IV VAD and MVAD), regulatory and other compliance costs as well as for general working capital. The Company closely monitors its cash position.

HEARTWARE LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Significant Accounting Policies
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
Cash and Cash Equivalents
Cash and cash equivalents are recorded in the consolidated balance sheets at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of 3 months or less to be cash equivalents. The Company maintains the majority of its cash and cash equivalents in Australia, denominated in both Australian and United States dollars. As of March 31, 2008 and December 31, 2007 the Company had approximately $21.6 and $27.5 million, respectively, held in foreign banks as translated into US dollars at the spot rate at the end of the respective period.
Vendor Concentration
For the three months ended March 31, 2008 we purchased approximately 65% of our product supplies and components used in our research and development activities from two sources. In addition, one of the two vendors performs research and development consulting services for the Company. As of March 31, 2008, the amounts due to these vendors total approximately $174,000.
Net Loss Per Ordinary Share
Basic loss per ordinary share is computed by dividing net loss for the period by the weighted average number of ordinary shares outstanding during the period. Diluted loss per ordinary share is computed by dividing net loss for the period by the weighted average number of ordinary shares outstanding during the period, plus the dilutive effect of ordinary share equivalents, such as options. Due to the net loss for all periods presented, all ordinary share equivalents were excluded because their inclusion would have been anti-dilutive.

HEARTWARE LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, FSP FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on the Company’s condensed consolidated financial statements. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.
SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, was issued in February 2007. SFAS No. 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value through earnings. Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year SFAS No. 159 is adopted. SFAS No. 159 is effective as of the beginning of fiscal years starting after November 15, 2007. Currently, we have not elected to account for any of our eligible items using the fair value option under SFAS No. 159. As a result, our adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.
In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize non-refundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. The Company adopted EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus has not had a material impact on the consolidated financial position and results of operations.

HEARTWARE LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

		March 31,	December 31,
	Useful Lives	2008	2007
Property, Plant and Equipment
Machinery and equipment	5 to 7 years	3,717,151	3,327,331
Leasehold improvements	3 to 7 years	95,951	95,951
Office equipment, furniture and fixtures	5 to 7 years	287,811	279,536
Software	5 to 7 years	388,930	388,749

		4,489,843	4,091,567
Less: accumulated depreciation		(1,250,876)	(1,113,922)

		3,238,967	2,977,645

Depreciation expense was $138,772 and $131,644 for the three months ended March 31, 2008 and 2007, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2008	2007
Accrued expenses and other current liabilities
Accrued research and development expenses	$264,635	$837,881
Accrued payroll and other employee costs	680,901	181,172
Accrued professional fees	565,442	209,819
Other accrued expenses	29,542	17,974

	$1,540,520	$1,246,846

6. Equity Incentive Plans
The Company issued share-based payment awards to employees, non-executive directors and outside consultants through an Employee Share Option Plan, a Purchase Rights Plan and outside of any formal plan. The Company issues new shares upon exercise of stock awards. A detailed discussion of share-based payment awards granted and outstanding is below.
Employee Share Option Plan
On December 15, 2004, the Company adopted the HeartWare Limited Employee Share Option Plan (“ESOP”). The ESOP allows the Company to grant options for ordinary shares in the Company to employees and directors. The ESOP provides for the issuance of up to 11% of the then outstanding ordinary shares. At March 31, 2008, there were 6,260,166 shares reserved for future issuance under the ESOP.

HEARTWARE LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Each option issued under the ESOP allows the holder to subscribe for and be issued one ordinary share in the capital of the Company. In accordance with the ESOP Rules, all ESOP options issued after the Company became listed on the ASX must have an exercise price which is not less than the weighted average sale price of ordinary shares sold during the 5 preceding trading days (or such other period as the Board determines) prior to the grant of the ESOP option.
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
In 2007, the Company granted 2.9 million options with performance based vesting criteria. The performance based options will vest in four equal tranches contingent upon the achievement of pre-determined corporate milestones related primarily to the development of the Company’s products and the achievement of certain prescribed clinical and regulatory objectives. We currently estimate that the options will vest over a period of 18 to 54 months. Any options not vested after five years from the date of grant automatically expire.
As of March 31, 2008, the Company has determined that only the first tranche of options (725,000), issued with performance criteria, meet the definition of “probable” under SFAS No. 5, "Accounting for Contingencies". As such, share-based compensation expense has only been recorded for the first tranche of options. At the end of each reporting period, we review the likelihood that any of the remaining three tranches will vest, and if the vesting is deemed probable, we will begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.
Information in US$, as converted from AU$ at the spot rate, related to the ESOP, including all tranches of the performance options, at March 31, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2007	22,387,170	$0.65	7.04	$—
Granted	—	—
Exercised	—	—
Forfeited	(730,653)	0.58
Expired	(625,653)	0.50

Outstanding at March 31, 2008	21,030,864	$0.78	6.76	$—

Exercisable at March 31, 2008	8,407,175	$0.58	4.56	$—

The aggregate intrinsic value in the table above represents the quoted market value less the weighted average exercise price at period end multiplied by the number of options outstanding. As the weighted average exercise price was above the quoted market price on March 31, 2008 and 2007, there is no aggregate intrinsic value on these dates. There were no options exercised during the three months ended March 31, 2008.
The intrinsic value for options exercised during the three months ended March 31, 2007 was approximately $15,000. Cash received from share option exercises for the three months ended March 31, 2007 was $6,285.

HEARTWARE LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model using the assumptions in the following table. Compensation is recognized on an accelerated accrual method over the estimated vest period.
There were no options granted during the three months ended March 31, 2008. The weighted average grant date fair value per share of options granted during the three months ended March 31, 2007 was $1.10.
At March 31, 2008 the Company had approximately $2.6 million of unrecognized compensation cost related to non-vested share option awards, including performance based awards not yet deemed probable of vesting, which is expected to be recognized over a weighted average period of 1.25 years.
Weighted Average Black-Scholes Option Pricing Assumptions:

March 31,
2007
Dividend yield	0%
Estimated annual volatility	51.10%
Risk-free interest rate	5.85%
Estimated forfeiture rate	12.12%
Estimated holding period (years)	10
Performance Rights Plan
On November 13, 2007, the Company adopted the HeartWare Limited Performance Rights Plan (“PRP”). The PRP permits the Company to grant performance rights to employees that allow the employee to acquire ordinary shares of the Company at an exercise price of $0.00. The PRP allows for the issuance of performance rights to acquire up to 3.5 million of the Company’s ordinary shares. On November 19, 2007, the Company filed a Form S-8 Registration Statement with the United States Securities and Exchange Commission with respect to these ordinary shares. As of March 31, 2008, there were 1,450,000 shares reserved for future issuance under the PRP. On November 13, 2007, the Board of Directors approved, subject to shareholder approval to be voted on May 9, 2008, the issuance of 1.1 million of the remaining reserved shares under the PRP to the Company’s Chief Executive Officer. These performance rights will be granted upon receipt of shareholder approval and as such they are not considered outstanding and there has been no accounting recognition to date. Each performance right issued under the PRP allows the holder to subscribe for and be issued one ordinary share in the capital of the Company. The performance rights that ultimately vest expire 10 years from the date of grant.
The performance rights vest in four equal tranches contingent upon the achievement of pre-determined corporate milestones, consistent with the performance ESOP shares mentioned above. We currently estimate that the performance rights will vest over a period of 18 to 54 months. Any performance rights not vested after five years from the date of grant automatically expire.
As of March 31, 2008, the Company has determined that only the first tranche of awards under the PRP (512,500), issued with performance criteria, meet the definition of “probable” under SFAS No. 5, “Accounting for Contingencies”. As such, share-based compensation expense has only been recorded for the first tranche of awards. At the end of each reporting period, we will review the likelihood that the tranches will vest and if the vesting is deemed probable, we will begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.

HEARTWARE LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Information in US$, as converted from AU$ at the spot rate, related to the PRP at March 31, 2008 is as follows:

Weighted
Average
Remaining
Contractual
		Life	Aggregate
	Shares	(Years)	Intrinsic Value
Outstanding at December 31, 2007	2,050,000	9.88	$994,004
Granted	—
Exercised	—
Forfeited	—
Expired	—

Outstanding at March 31, 2008	2,050,000	9.64	$752,760

Exercisable at March 31, 2008	—	—	$—

The aggregate intrinsic value in the table above represents the quoted market value times the number of PRP awards outstanding.
The fair value of each PRP award is estimated on the date of grant using the Black-Scholes option pricing valuation model. Compensation is recognized on an accelerated accrual method over the estimated vest period.
There were no awards granted under the PRP during the three months ended March 31, 2008 and 2007.
At March 31, 2008, the Company had approximately $928,000 of unrecognized compensation cost related to non-vested share PRP awards, including awards not yet deemed probable of vesting that is expected to be recognized over a weighted average period of 2.88 years.
Non-Plan Options
The Company has also granted an aggregate of 2,395,600 options outside of any formal plan. Of these options, 1,000,000 were granted to 3 non-executive directors and 1,395,600 were granted to third parties for services rendered to the Company.
The options granted to the non-executive directors had three year vest plans and are fully vested. The options granted to third parties prior to 2007 had immediate vesting. The third party options granted in 2007 vest in three tranches; 40% on the first anniversary, 40% on the second anniversary and 20% on the third anniversary of the date of grant.

HEARTWARE LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Information, in US$ as converted from AU$ at the spot rate for non-plan options, at March 31, 2008 is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2007	2,395,600	$0.66	3.17	$—
Granted	—
Exercised	—
Forfeited	—
Expired	—

Outstanding at March 31, 2008	2,395,600	$0.68	2.92	$—

Exercisable at March 31, 2008	2,045,600	0.68	1.78	$—

The aggregate intrinsic value in the table above represents the quoted market value less the weighted average exercise price at the period end multiplied by the number of options outstanding. As the weighted average exercise price was above the quoted market price on March 31, 2008 and 2007 there was no aggregate intrinsic value on those dates.
The fair value of each non-plan option award is estimated on the date of grant using the Black-Scholes option pricing valuation model using the assumptions in the following table. Compensation is recognized on an accelerated accrual method over the vest period.
There were no non-plan options granted during the three months ended March 31, 2008 and 2007.
At March 31, 2008, the Company had approximately $113,000 of unrecognized compensation cost related to non-vested share non-plan option awards that is expected to be recognized over a weighted average period of 1.43 years.
All Plans
The following table summarizes information about all outstanding awards, including the ESOP, PRP and non-plan options, as of March 31, 2008:

		Awards Outstanding			Awards Exercisable
				Weighted			Weighted
			Weighted	Average		Weighted	Average
			Average	Remaining		Average	Remaining
		Shares	Exercise	Contractual	Shares	Exercise	Contractual
Low	High	Outstanding	Price	Life	Outstanding	Price	Life
$0.00	$0.00	2,050,000	—	9.64	—	—	—
$0.01	$0.68	6,300,110	$0.29	2.71	5,498,957	$0.27	2.33
$0.69	$1.29	15,444,252	$0.91	7.94	4,403,818	$0.91	6.03
$1.29	$1.38	1,682,102	$1.33	5.55	550,000	$1.34	4.62

		25,476,464	$0.71	6.63	10,452,775	$0.60	4.01

We generally recognize compensation expense for our share awards deemed probable of vesting using an accelerated accrual method over the substantive vesting period. The Company allocates expense to general and administrative expense and research and development expense based on the award holders’ employment function.

HEARTWARE LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We recognize share-based compensation for the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered award. We have applied an annual forfeiture rate of approximately 12.5% to all unvested share awards as of March 31, 2008, which represents the portion that we expect will be forfeited each year over the vesting period. We will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.
For the three months ended March 31, 2008 and 2007 the Company recorded share-based payment expenses as follows:

	March 31,
(in thousands)	2008	2007
General and administrative	$272,595	$347,759
Research and development	85,173	263,265

	$357,768	$611,024

9. Convertible Note — Related Party
The Company has a convertible note, denominated in Australian dollars, in the principal amount of AU$1,420,000 outstanding at March 31, 2008 and December 31, 2007. Accrued interest at March 31, 2008 and December 31, 2007 was approximately AU$93,000 and AU$85,000, respectively. At March 31, 2008, the note translated into approximately $1.3 million in principal plus accrued interest of approximately $85,000 that would convert into approximately 1.5 million shares in the Company. At December 31, 2007, the note translated into approximately $1.25 million in principal plus accrued interest of approximately $75,000 that would convert into approximately1.5 million shares in the Company.
The note accrues interest at a fixed rate of 2.0% per annum. The conversion price is AU$1.00 per ordinary share. The principal and capitalized interest on the convertible note is repayable on demand as of January 31, 2007, and is therefore included as a current liability, but, as of March 31, 2008, the note has not been converted and the holder of the note, Apple Tree Partners I, L.P., a significant shareholder of the Company, has given a written indication to the Company that it has no intention to convert the note or demand repayment at this time. Interest expense on this note was approximately $6,800 and $5,728 for the three months ended March 31, 2008 and $2007, respectively.
10. Fair Values of Financial Instruments
The Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2008, which did not have a material impact on the Company’s consolidated financial statements.
In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157, the Company has deferred application of SFAS No. 157 until December 29, 2008, the beginning of the next fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.

HEARTWARE LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

	March 31,	March 31,
Ordinary shares issuable upon:	2008	2007
Exercise of stock options	25,476,464	21,516,250
Conversion of convertible notes	1,512,694	1,482,684
12. Commitments and Contingencies
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
At March 31, 2008 we had purchase order commitments, subject to receipt of goods and or services, of approximately $1.6 million related to product costs and property, plant and equipment purchases.
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
13. Subsequent Events
On April 17, 2008, HeartWare, Inc. entered into a lease agreement with JDRP Associates No. 1, Ltd., for the lease of a manufacturing and operational facility in Miami Lakes, Florida. The facility is approximately 59,000 square feet and includes office space, laboratories, research and development space and three clean rooms which are ISO Class 100,000 compliant. The lease commences on April 28, 2008 and the term of the lease is for an initial period of three years with 2 five year extensions. The lease calls for annual first year rent of approximately $577,000 payable monthly. The terms of the lease require a security deposit of approximately $289,000. As such, in April 2008 the Company established a letter of credit and deposited funds on account as collateral. Those funds are restricted until the lease is terminated.

HEARTWARE LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In conjunction with the lease, we purchased certain fixed assets from the prior tenant for a total purchase price of $125,000. Furthermore, as the Company will be moving all of its existing Florida operations and manufacturing functions to the new facility we expect to realize a loss on disposal of assets related to certain leasehold improvements and other fixed assets to be abandoned at the time of the move. The Company estimates that the resultant loss from the abandonment of assets at its existing facility will be approximately $100,000 which will be recorded in the quarter ending June 30, 2008.
On May 1, 2008, the Company received conditional approval of an Investigational Device Exemption (“IDE”) from the United States Food and Drug Administration. The IDE enables the Company to commence a bridge-to-transplant clinical trial in the United States with up to 150 patients in a maximum of 28 clinical sites. The Company expects to commence this trial in the quarter ending June 30, 2008. We anticipate that this trial will generate revenue for the Company.

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
We are currently conducting a combined European and Australian human clinical trial for the HeartWare LVAD System. This international trial began in March 2006 and called for the implantation of 20 patients. The trial is presently being expanded to 50 patients to provide increased depth of clinical data. As noted , we received conditional approval of an Investigational Device Exemption from the US Food and Drug Administration (the “FDA”) and hope to begin a bridge-to-transplant clinical study in the US in the quarter ending June 30, 2008.
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
Translation of Non-US Currency
We translate all assets and liabilities of non-US entities at the period end exchange rate and translate revenue and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of shareholders’ equity. Foreign currency transaction gains and losses are included in other, net in the condensed consolidated statements of operations.
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

Three months ended March 31, 2008 and 2007
Revenue
We are a development stage company and have no revenues to date. We are currently conducting a combined European and Australian clinical trial with our first product, the HeartWare LVAD System, and will not generate revenue until we begin a US trial that qualifies for reimbursement or we receive regulatory approval and begin commercial sales of our product in Europe.
Cost of Goods Sold
There was no cost of goods sold recognized during the three months ended March 31, 2008 or 2007, as we had no revenue from sale of products in those periods.
General and Administrative
General and administrative expenses include office expenses associated with general corporate administration. These costs are primarily related to salaries and wages and related employee costs, depreciation of fixed assets, travel, external consultants and contractors, legal and accounting fees and general infrastructure costs and include all operating costs not associated with or otherwise classified as research and development costs
During 2007, we experienced significant growth as we continued enrollment in our first human clinical trial, became a US SEC reporting company subject to periodic filings in the US in addition to our continued Australian compliance requirement, raised additional capital and continued to expand research and development and manufacturing activities. As a result, we experienced expansion of our staff, including senior management, and a related expansion in infrastructure costs. We expect that growth to continue throughout 2008 as we expand our regulatory efforts and clinical trials towards an ultimate goal of commercialization of our first product, the HeartWare LVAD System.
For the three months ended March 31, 2008 general and administrative expenses were approximately $2.2 million, or 34%, of operating expenses, as compared to $1.8 million, or 36% of operating expenses for the three months ended March 31, 2007. The increase of approximately $418,000 was primarily a result of an increase in headcount and related employee costs and professional fees associated with increased regulatory requirements and marketing activities.
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
As discussed above, we experienced significant growth in 2007 and continuing into 2008. We achieved significant research and development milestones, including expanding our international human clinical trial to 32 patients as of March 31, 2008 and the commencement of animal studies for less invasive implantable techniques for our next generation heart pump, the MVAD. For the three months ended March 31, 2008 research and development expenses were $4.3 million, or 66%, of operating expenses as compared to $3.1 million, or 64% of operating expenses for the three months ended March 31, 2007. The increase of approximately $1.1 million was primarily driven by increased headcount and related employee costs as well as increased professional fees and other research and development expenses related to existing research projects and expenses associated with regulatory activities related to the Company’s Investigational Device Exemption (“IDE”), preparation for submission for CE Mark and ISO certification preparation.
Other Income
Other income consists primarily of interest income and foreign exchange income or loss.
Interest income is primarily derived from cash and short-term deposit accounts, denominated in both Australian and United States dollars, held in Australia. Interest income was approximately $326,000 for the three months ended March 31, 2008 as compared to $190,000 for the three months ended March 31, 2007. The increase was primarily due to higher average cash balances during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.
Foreign exchange loss was approximately $723,000 for the three months ended March 31, 2008 as compared to a loss of $108,000 for the three months ended March 31, 2007. The difference was due to fluctuations in the value of our Australian and US dollar-based cash holdings as a result of movements in the exchange rate between the Australian dollar and the US dollar and higher cash balances during the three months ended March 31, 2008.

Income Taxes
We are subject to taxation in the United States and Australia. We have incurred losses since inception in both jurisdictions. Changes in share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and as such a 100% valuation allowance has been recorded against our net deferred tax assets.
As of March 31, 2008, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely the question of whether to record a deferred tax asset as we progress toward the commercialization of our products.
Liquidity and Capital Resources
At March 31, 2008, our cash and cash equivalents were $22.9 million as compared to $28.3 million at December 31, 2007. The decrease is primarily due to cash used in operating activities.
Cash used in operating activities for the three months ended March 31, 2008 was approximately $6.0 million as compared to $4.3 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, this amount included a net loss of $6.8 million and non-cash adjustments to net income of approximately $858,000 which primarily consisted of approximately $145,000 of depreciation and amortization and $358,000 of share-based compensation.
For the three months ended March 31, 2007, cash used in operating activities included a net loss of $4.8 million, non-cash adjustments to net income of $578,000, primarily comprising approximately $136,000 of depreciation and amortization, and $611,000 of share-based payment expense, which was partially offset by a net decrease in cash attributable to a change in current assets.
Investing activities used cash of approximately $448,000 and $468,000 for the three months ended March 31, 2008 and 2007, respectively. These amounts were primarily to acquire property, plant and equipment and capitalized patent costs.
There was no cash provided by financing activities for three months ended March 31, 2008 and approximately $6,000 provided for the three months ended March 31, 2007 from the proceeds of an employee share option exercise.
We will require additional funds to support our operations. We believe that cash and cash equivalents on hand and expected cash flows from operations will be sufficient to fund our operations into early 2009. However, we will require additional capital in order to continue to move toward commercialization of our products.
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
Foreign Currency Rate Fluctuations
We conduct business in foreign countries. Our headquarters is located in Sydney, Australia and primarily comprises the executive functions of the Company. All of our trials are presently conducted outside of the United States, with trials within the United States expected to commence in the first half of 2008. Our manufacturing operations are located in Miramar, Florida.
For US reporting purposes, the Company translates all assets and liabilities of its non-US entities at the period end exchange rate and translates revenue and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of shareholders’ equity.
The Company’s Australian operations hold US dollar denominated cash accounts. Fluctuations in the exchange rate of the US dollar against the AU dollar can result in foreign currency exchange gains and losses. Theses foreign currency transaction gains and losses are included in other, net in the condensed consolidated statements of operations. The gains and losses are recorded in AU dollars, the functional currency of our parent company, and translated to US dollars, at an average exchange rate, for US reporting purposes.
We do not presently utilize foreign currency forward contracts and instead hold cash reserves in the currency in which those reserves are anticipated to be expended.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
There has been no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the information set forth in this report you should carefully consider the risk factors discussed in Item 1A — Risk Factors in the Company’s Annual Report on Form 10-K. There have been no material changes to the Company’s risk factors as discussed in that Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE LIMITED
Date: May 12, 2008	/s/ Douglas Godshall
Douglas Godshall
Chief Executive Officer

Date: May 12, 2008	/s/ David McIntyre
David McIntyre
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002