Form 10-Q
period 2008-06-30
HeartWare LTD
filed 2008-08-12
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
As of July 31, 2008, the registrant had 310,356,839 ordinary shares outstanding.

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
Trademarks
HeartWare, the HeartWare LVAD System, MVAD, and IV VAD are the trademarks of the Company in the United States, Australia and other countries. All other trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,468,961	$28,276,388
Prepaid expenses and other current assets	869,786	782,922

Total current assets	16,338,747	29,059,310

Property, plant and equipment, net	3,587,275	2,977,645
Other intangible assets, net	429,500	318,211
Other assets, net	288,429	—

Total assets	$20,643,951	$32,355,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$668,469	$509,487
Accrued expenses and other current liabilities	1,976,625	1,246,846
Convertible note	1,453,929	1,326,963

Total current liabilities	4,099,023	3,083,296

Commitments and contingencies (Note 12)

Shareholders’ equity:
Ordinary shares, no par value — 248,100,277 shares outstanding at June 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	82,229,217	81,859,263
Deficit accumulated during the development stage	(68,134,777)	(53,199,166)
Accumulated other comprehensive income:
Foreign currency translation adjustment	2,450,488	611,773

Total shareholders’ equity	16,544,928	29,271,870

Total liabilities and shareholders’ equity	$20,643,951	$32,355,166

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative Period
					from November 26,
					2004 (Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		Through June 30,
	2008	2007	2008	2007	2008

Revenues	$—	$—	$—	$—	$—

Operating expenses:

Selling, general and administrative expenses	2,625,098	1,952,936	4,812,723	3,722,903	22,451,881
Research and development expenses	5,070,212	3,865,363	9,322,927	7,012,521	46,341,711

Total operating expenses	7,695,310	5,818,299	14,135,650	10,735,424	68,793,592

Loss from operations	(7,695,310)	(5,818,299)	(14,135,650)	(10,735,424)	(68,793,592)

Foreign exchange loss	(547,321)	(441,669)	(1,270,623)	(549,371)	(2,211,637)
Interest income, net	237,003	132,990	562,774	323,062	3,075,092
Other, net	(89,872)	—	(92,112)	—	(204,640)

Loss before income taxes	(8,095,500)	(6,126,978)	(14,935,611)	(10,961,733)	(68,134,777)
Provision for income taxes	—	—	—	—	—

Net loss	$(8,095,500)	$(6,126,978)	$(14,935,611)	$(10,961,733)	$(68,134,777)

Loss per ordinary share — basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Weighted average shares outstanding — basic and diluted	248,100,277	186,302,597	248,100,277	186,299,282

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

					Cumulative Period
					from November 26,
					2004 (Inception)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Through June 30,
	2008	2007	2008	2007	2008

Net loss	$(8,095,500)	$(6,126,978)	$(14,935,611)	$(10,961,733)	$(68,134,777)
Foreign currency translation	848,215	438,610	1,838,715	583,381	2,450,488

Comprehensive loss	$(7,247,285)	$(5,688,368)	$(13,096,896)	$(10,378,352)	$(65,684,289)

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

				Deficit	Accumulated
				Accumulated	Other
	Ordinary Shares		Additional	Comprehensive	Comprehensive
	Shares		Paid-In	Development	Income
	Issued	Amount	Capital	Stage	(Loss)	Total

Balance December 31, 2007	248,100,277	$—	$81,859,263	$(53,199,166)	$611,773	$29,271,870

Share-based compensation	—	—	369,954	—	—	369,954

Net loss	—	—	—	(14,935,611)	—	(14,935,611)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	1,838,715	1,838,715

Balance June 30, 2008	248,100,277	—	$82,229,217	$(68,134,777)	$2,450,488	$16,544,928

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative Period
			from November 26,
			2004 (Inception)
	Six Months Ended June 30,		Through June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,935,611)	$(10,961,733)	$(68,134,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	293,768	268,832	1,430,861
Amortization	13,983	9,702	61,652
Share-based compensation expense	369,954	1,335,047	5,472,465
Loss on disposal of assets	92,112	—	206,080
Accrued interest on convertible note	5,047	11,941	72,654

Change in operating assets and liabilities:
Prepaid expenses and other current assets	(52,280)	32,930	(457,896)
Note receivable, current	—	—	794
Accounts payable	159,009	(140,930)	(161,452)
Accrued expenses and other current liabilities	719,771	25,729	1,974,018

Net cash used in operating activities	(13,334,247)	(9,418,482)	(59,535,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(992,939)	(552,131)	(5,018,280)
Additions to patents	(125,273)	(56,263)	(491,153)
Cash paid for security deposits	(288,429)	—	(288,429)
Net cash provided by acquisition	—	—	126,380
Proceeds from dispositions of assets	—	—	32,136

Net cash flows used in investing activities	(1,406,641)	(608,394)	(5,639,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net of deferred financing cost	—	18,112,953	—
Proceeds from issuance of share capital	—	6,285	83,043,203
Payment of offering costs	—	—	(5,062,961)

Net cash provided by financing activities	—	18,119,238	77,980,242
Effect of exchange rate on cash	1,933,461	653,279	2,663,666

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,807,427)	8,745,641	15,468,961

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	28,276,388	16,697,769	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$15,468,961	$25,443,410	$15,468,961

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
Development Stage
The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to raising capital, research and development of its products, and developing markets for its products. As such, the Company’s financial statements have been prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” issued by the Financial Accounting Standards Board (“FASB”).
Prior to marketing its products in the United States, the Company’s products must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process implemented by the United States Food and Drug Administration (“FDA”) and other regulatory authorities. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company, the FDA or other regulatory authorities to delay or suspend clinical trials. The Company’s success will depend in part on its ability to successfully complete clinical trials, obtain and maintain necessary regulatory approvals, obtain patents and product license rights, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted there under will provide proprietary protection or competitive advantages to the Company. The Company completed a capital raise in July 2008 (see Note 13), however, the Company will require further capital in order to meet its long-term objectives. The Company will need to seek substantial additional financing through public and/or private financing, and financing may not be available when the Company needs it or may not be available on acceptable terms.
Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. The consolidated statements of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period or for the full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented.
2. Liquidity
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception, and such losses have continued through June 30, 2008. As of June 30, 2008, the Company had a deficit accumulated during the development stage of approximately $68.1 million. The Company believes its cash on hand and cash received from its July 2008 private placement of equity securities (see Note 13) is sufficient to support the Company’s planned operations throughout 2009. The Company’s continuation as a going concern beyond that period is dependent on its ability to raise additional capital in order to continue to commercialize its technology, and as such, the Company is continually seeking to obtain additional capital and financing, though there is no assurance the Company will be successful in its efforts. Funds raised will be primarily applied for the purposes of meeting costs associated with expanding the Company’s human clinical trials, product development (including in relation to the Company’s implantable electronic devices and its next generation devices, the IV VAD and MVAD), regulatory and other compliance costs as well as for general working capital. The Company closely monitors its cash position.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Significant Accounting Policies
Principles of Consolidation
The unaudited interim consolidated financial statements include the accounts of HeartWare Limited and its subsidiary, HeartWare, Inc. All inter-company balances and transactions have been eliminated in consolidation.
Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents are recorded in the consolidated balance sheets at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of 3 months or less to be cash equivalents. The Company maintains the majority of its cash and cash equivalents in Australia, denominated in both Australian and United States dollars. As of June 30, 2008 and December 31, 2007, the Company had cash and cash equivalents held in foreign banks of approximately $14.8 and $27.5 million, respectively, as translated into United States (“US”) dollars at the spot rate at the end of the respective period. The remainder of its cash and cash equivalents is held in US banks.
Vendor Concentration
For the three and six months ended June 30, 2008, the Company purchased approximately 50% and 55%, respectively, of its product supplies and components used in the Company’s research and development activities from two sources. In addition, one of the two vendors performs research and development consulting services for the Company. As of June 30, 2008, the amounts due to these vendors totaled approximately $92,000.
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

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, FSP FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on the Company’s consolidated financial statements. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value through earnings. Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year SFAS No. 159 is adopted. SFAS No. 159 is effective as of the beginning of fiscal years starting after November 15, 2007. Currently, we have not elected to account for any of our eligible items using the fair value option under SFAS No. 159. As a result, the Company’s adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The guidance in EITF Issue 07-3 requires the Company to defer and capitalize non-refundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. The Company adopted EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus has not had a material impact on the Company’s consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS No. 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS No. 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS No. 141(R) before that date. The Company is evaluating the impact of adopting the provisions of SFAS No. 141(R) and SFAS No. 160 on its consolidated financial statements.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No.161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement is not expected to have an impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.
4. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

		June 30,	December 31,
	Useful Lives	2008	2007
Property, Plant and Equipment
Machinery and equipment	5 to 7 years	$4,079,748	$3,327,331
Leasehold improvements	3 to 7 years	106,145	95,951
Office equipment, furniture and fixtures	5 to 7 years	399,755	279,536
Software	5 to 7 years	390,237	388,749

		4,975,885	4,091,567
Less: accumulated depreciation		(1,388,610)	(1,113,922)

		$3,587,275	$2,977,645

Depreciation expense was $154,996 and $137,188 for the three months ended June 30, 2008 and 2007, respectively and $293,768 and $268,832 for the six months ended June 30, 2008 and 2007, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2008	2007
Accrued expenses and other current liabilities
Accrued research and development expenses	$403,089	$181,172
Accrued payroll and other employee costs	1,019,808	837,881
Accrued professional fees	481,520	209,819
Other accrued expenses	72,208	17,974

	$1,976,625	$1,246,846

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Equity Incentive Plans
The Company issued share-based payment awards to employees, non-executive directors and outside consultants through an Employee Share Option Plan, a Purchase Rights Plan and outside of any formal plan. Awards are issued with exercise prices denominated in Australian dollars. The Company issues new shares upon exercise of stock awards. A detailed discussion of share-based payment awards granted and outstanding is set out below.
Employee Share Option Plan
On December 15, 2004, the Company adopted the HeartWare Limited Employee Share Option Plan (“ESOP”). The ESOP allows the Company to grant options for ordinary shares in the Company to employees and directors. The ESOP provides for the issuance of up to 11% of the then outstanding ordinary shares. At June 30, 2008, there were 8,710,166 shares reserved for future issuance under the ESOP.
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
In November 2007, the Company granted 2.9 million options, 2.85 million of which are still outstanding, with performance based vesting criteria. The performance based options will vest in four equal tranches contingent upon the achievement of pre-determined corporate milestones related primarily to the development of the Company’s products and the achievement of certain prescribed clinical and regulatory objectives. The Company currently estimates that the options will vest over a period of 18 to 54 months. Any options not vested after five years from the date of grant automatically expire.
As of June 30, 2008, the Company has determined that only the first tranche of options (725,000), issued with performance criteria, meet the definition of “probable” under SFAS No. 5, Accounting for Contingencies. As such, share-based compensation expense has only been recorded for the first tranche of options. At the end of each reporting period, the Company will review the likelihood that any of the remaining three tranches will vest, and if the vesting is deemed probable, the Company will begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Information in US$, as converted from AU$ at the spot rate, related to the ESOP, including all tranches of the performance options, at June 30, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2007	22,387,170	$0.65	7.04	$—
Granted	—	—	—
Exercised	—	—
Forfeited	(2,280,653)	0.96
Expired	(1,525,653)	0.91

Outstanding at June 30, 2008	18,580,864	$0.77	6.29	$—

Exercisable at June 30, 2008	8,209,277	$0.57	4.04	$—

The aggregate intrinsic value in the table above represents the quoted market value less the weighted average exercise price at period end multiplied by the number of options outstanding. As the weighted average exercise price was above the quoted market price on June 30, 2008 and December 31, 2007, there is no aggregate intrinsic value on these dates.
There were no options exercised during the three and six months ended June 30, 2008. The intrinsic value for share option exercises for the six months ended June 30, 2007 was approximately $13,000.
Cash received from share option exercises for the six months ended June 30, 2007 was approximately $6,000.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model using the assumptions in the following table. Compensation is recognized on an accelerated accrual method over the estimated vest period.
There were no options granted during the three and six months ended June 30, 2008. During the six months ended June 30, 2007, there were 1.2 million options granted with a weighted average grant date fair value of $0.36 per share.
At June 30, 2008, the Company had approximately $2.6 million of unrecognized compensation cost related to non-vested share option awards, including performance based awards not yet deemed probable of vesting, which is expected to be recognized over a weighted average period of 1.56 years.
Performance Rights Plan
On November 13, 2007, the Company adopted the HeartWare Limited Performance Rights Plan (“PRP”). The PRP permits the Company to grant performance rights to employees that allow the employee to acquire ordinary shares of the Company at an exercise price of $0.00. The PRP allows for the issuance of performance rights to acquire up to 3.5 million of the Company’s ordinary shares. On November 19, 2007, the Company filed a Form S-8 Registration Statement with the United States Securities and Exchange Commission (“SEC”) with respect to these ordinary shares. On May 9, 2008, at the Company’s Annual General Meeting, shareholders approved the issuance of a performance right to Doug Godshall, the Company’s Chief Executive Officer, to acquire 1.1 million shares at an exercise price of $0.00. As of June 30, 2008, there were 350,000 shares reserved for future issuance under the PRP. Each performance right issued under the PRP allows the holder to subscribe for and be issued one ordinary share in the capital of the Company. The performance rights that ultimately vest expire 10 years from the date of grant.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The performance rights vest in four equal tranches contingent upon the achievement of pre-determined corporate milestones, consistent with the performance ESOP shares mentioned above. The Company currently estimates that the performance rights will vest over a period of 18 to 54 months. Any performance rights not vested after five years from the date of grant automatically expire.
As of June 30, 2008, the Company has determined that only the first tranche of awards under the PRP (687,500), issued with performance criteria, meet the definition of “probable” under SFAS No. 5. As such, share-based compensation expense has only been recorded for the first tranche of awards. At the end of each reporting period, the Company will review the likelihood that the tranches will vest and if the vesting is deemed probable, the Company will begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.
Information in US$, as converted from AU$ at the spot rate, related to the PRP at June 30, 2008 is as follows:

		Weighted
		Average
		Remaining
		Contractual
		Life	Aggregate
	Shares	(Years)	Intrinsic Value
Outstanding at December 31, 2007	2,050,000	9.88	$994,004
Granted	1,100,000	9.87
Exercised	—
Forfeited	(400,000)
Expired	—

Outstanding at June 30, 2008	2,750,000	9.58	$1,058,860

Exercisable at June 30, 2008	—	—	$—

The aggregate intrinsic value in the table above represents the quoted market value times the number of PRP awards outstanding.
The fair value of each PRP award is estimated on the date of grant using the Black-Scholes option pricing valuation model. Compensation is recognized on an accelerated accrual method over the estimated vest period.
There were 1.1 million awards granted under the PRP during the three and six months ended June 30, 2008 and no awards granted under the PRP during the three and six months ended June 30, 2007.
At June 30, 2008, the Company had approximately $1.1 million of unrecognized compensation cost related to non-vested share PRP awards, including awards not yet deemed probable of vesting that is expected to be recognized over a weighted average period of 2.63 years.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
There were no options granted under the PRP for the six months ended June 30, 2007. The underlying assumptions used in the Black-Scholes model were as follows for options granted during the six months ended June 30, 2008:

Six Months Ended
June 30,
2008
Dividend yield	—%
Estimated annual volatility	57.13%
Risk-free interest rate	6.99%
Estimated forfeiture rate	12.50%
Estimated holding period (in years)	10
Non-Plan Options
The Company has also granted an aggregate of 2.4 million options outside of any formal plan. Of these options, 1 million were granted to 3 non-executive directors and 1.4 million were granted to third parties for services rendered to the Company.
The options granted to the non-executive directors had three year vest plans and are fully vested. The options granted to third parties prior to 2007 had immediate vesting. The third party options granted in 2007 vest in three tranches; 40% on the first anniversary, 40% on the second anniversary and 20% on the third anniversary of the date of grant.
Information, in US$ as converted from AU$ at the period end spot rate for non-plan options, is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2007	2,395,600	$0.66	3.17	$—
Granted	—
Exercised	—
Forfeited	—
Expired	—

Outstanding at June 30, 2008	2,395,600	$0.72	2.67	$—

Exercisable at June 30, 2008	2,045,600	$0.71	1.53	$—

The aggregate intrinsic value in the table above represents the quoted market value less the weighted average exercise price at the period end multiplied by the number of options outstanding. As the weighted average exercise price was above the quoted market price on June 30, 2008 and December 31, 2007 there was no aggregate intrinsic value on those dates.
The fair value of each non-plan option award is estimated on the date of grant using the Black-Scholes option pricing valuation model using the assumptions in the following table. Compensation is recognized on an accelerated accrual method over the vest period.
There were no non-plan options granted during the three and six months ended June 30, 2008 and 2007.
At June 30, 2008, the Company had approximately $92,000 of unrecognized compensation cost related to non-vested share non-plan option awards that is expected to be recognized over a weighted average period of 1.18 years.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
All Plans
The following table summarizes information about all outstanding awards, including the ESOP, PRP and non-plan options, as of June 30, 2008:

		Awards Outstanding			Awards Exercisable
				Weighted			Weighted
			Weighted	Average		Weighted	Average
			Average	Remaining		Average	Remaining
		Shares	Exercise	Contractual	Shares	Exercise	Contractual
Low	High	Outstanding	Price	Life	Outstanding	Price	Life
$0.00	$0.00	2,750,000	—	9.58	—	—	—
$0.01	$0.71	6,200,110	$0.30	2.38	5,685,008	$0.29	2.22
$0.72	$1.35	14,094,252	$0.94	7.62	4,269,869	$0.95	5.40
$1.36	$1.44	682,102	$1.44	1.61	300,000	$1.44	1.50

		23,726,464	$0.68	6.31	10,254,877	$0.60	3.53

The Company generally recognizes compensation expense for its share awards deemed probable of vesting using an accelerated accrual method over the substantive vesting period. The Company allocates expense to general and administrative expense and research and development expense based on the award holders’ employment function.
The Company recognizes share-based compensation for the value of the portion of awards that are ultimately expected to vest. SFAS No. 123R, Share-Based Payment, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered award. The Company has applied an annual forfeiture rate of approximately 12.5% to all unvested share awards as of June 30, 2008, which represents the portion that the Company expects will be forfeited each year over the vesting period. The Company will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, the Company will only recognize expense for those shares that vest.
Total share-based compensation recognized in the Company’s consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

General and administrative	$392,219	$476,823	$664,814	$742,955
Research and development	(380,033)	397,659	(294,860)	592,092

Total share-based compensation expense	$12,186	$874,482	$369,954	$1,335,047

9. Convertible Note — Related Party
At June 30, 2008, the Company had outstanding a convertible note, denominated in Australian dollars, in the principal amount of AU$1.42 million outstanding at June 30, 2008 and December 31, 2007. The note was redeemed after the period end, (see Note 13), Subsequent Events.
Accrued interest at June 30, 2008 and December 31, 2007 was approximately AU$90,000 and AU$85,000, respectively. At June 30, 2008, the note translated into approximately $1.4 million in principal plus accrued interest of approximately $87,000 that would have converted into approximately 1.5 million shares in the Company. At December 31, 2007, the note translated into approximately $1.3 million in principal plus accrued interest of approximately $75,000 that would have converted into approximately 1.5 million shares in the Company.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The note accrued interest at a fixed rate of 2.0% per annum. The conversion price is AU$1.00 per ordinary share. The principal and capitalized interest on the convertible note was repayable on demand as of January 31, 2007, and is therefore included as a current liability as of June 30, 2008. Interest expense on this note was approximately $7,000 and $6,000 for the three months ended June 30, 2008 and 2007, respectively, and $14,000 and $12,000 for the six months ended June 30, 2008 and 2007, respectively.
10. Fair Values of Financial Instruments
The Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2008, which did not have a material impact on the Company’s consolidated financial statements.
In accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, the Company has deferred application of SFAS No. 157 until December 29, 2008, the beginning of the next fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.
11. Net Loss Per Ordinary Share
Basic net loss per ordinary share is computed by dividing net loss applicable to ordinary shares by the weighted-average of ordinary shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per ordinary share for the dilutive effects of convertible securities, options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. As discussed in Note 13 Subsequent Events, the Company issued an additional 62,256,562 ordinary shares through a private placement in July 2008.
The following securities have been excluded from the calculation of diluted loss per ordinary share, as their effect would be anti-dilutive due to the net losses during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Ordinary shares issuable upon:
Exercise of stock options	23,726,464	21,506,250	23,726,464	21,506,250
Conversion of convertible notes	1,510,418	1,490,171	1,510,418	1,490,171
As discussed in Note 13 Subsequent Events, the convertible note was redeemed after the period end.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. Commitments and Contingencies
The Company has the following contingent liabilities resulting from the acquisition by HeartWare, Inc. of a business that previously held the Company’s technology:
•	a milestone payment of $750,000 within 6 months of the date when the first circulatory assist device is approved for sale in Europe, provided that the Company has at least $15 million in cash on hand and, if the Company does not have $15 million at that time, then the payment is deferred until such time that the Company has $15 million in cash on hand;
•	a milestone payment of $1.25 million within 6 months of the date when the first circulatory assist device is approved for sale in the US, provided that the Company has at least $25 million in cash on hand and, if the Company does not have $25 million at that time, then the payment is deferred until such time that the Company has $25 million in cash on hand; and
•	a special payment of up to $500,000 upon a sale of HeartWare, Inc. if such sale generates proceeds in excess of the aggregate liquidation preferences of all of HeartWare, Inc.’s then outstanding preferred stock.
At June 30, 2008 the Company had purchase order commitments, subject to receipt of goods and or services, of approximately $2.2 million related to product costs and property, plant and equipment purchases.
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
13. Subsequent Events
On July 11, 2008, the Company completed an offering of its ordinary shares in a private placement to a group of institutional and sophisticated investors. The Company issued 62,256,562 ordinary shares for gross proceeds to the Company of approximately $29.9 million (approximately AU$31.1 million). The costs of the offerings are estimated to be approximately $850,000.
The Company’s issuance and sale of its ordinary shares in this private placement were exempt from SEC registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Act”) with respect to Australian investors, and pursuant to Regulation D under the Act with respect to United States investors.
On July 25, 2008, Apple Tree Partners I., L.P. (“Apple Tree”), the Company’s largest shareholder, redeemed a convertible note issued by the Company on December 15, 2004 to Apple Tree in the principal amount of AU$1.42 million (US$1.4 million) plus accrued interest of approximately AU$93,000 (US$89,000). Details of the convertible note are discussed in Note 9 Convertible Note — Related Party above.
On August 5, 2008, the Company announced that it entered into an Implementation Agreement with HeartWare International, Inc., a Delaware corporation, which is a wholly-owned subsidiary of HeartWare Limited, to facilitate the previously announced redomiciliation of the HeartWare Group from Australia to the United States. The Implementation Agreement sets out the terms and the parties’ respective obligations in connection with the implementation of the schemes of arrangement pursuant to which HeartWare International, Inc. will become the ultimate parent company of the HeartWare Group. The proposed transaction is subject to approval by the Australian Federal Court as well as approval of security holders of HeartWare Limited.
On August 5, 2008, the Board of Directors approved the increase of shares available under the Company’s Performance Rights Plan from 3.5 million to 5.5 million shares. On August 12, 2008, the Board of Directors approved the filing of a registration on Form S-8 under the Securities and Exchange Act of 1933, as amended, which is expected to be filed on August 13, 2008.

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
We are currently conducting a combined European and Australian human clinical trial for the HeartWare LVAD System. This international trial began in March 2006 and called for the implantation of 20 patients. The trial has been expanded to permit enrollment of 50 patients so as to provide increased depth of clinical data. We have received conditional approval of an Investigational Device Exemption from the United States (“US”) Food and Drug Administration (the “FDA”), and have begun enrolling centers for a US bridge-to-transplant clinical study, anticipated to begin during the quarter ending September 30, 2008.
We are headquartered in Sydney, Australia and have administrative offices in Framingham, Massachusetts and operations and manufacturing facilities in Florida.
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
We have financed our operations primarily through the issuance of ordinary shares. In January 2005, we issued ordinary shares through an initial public offering in Australia and a concurrent US private placement of ordinary shares which raised aggregate net proceeds of approximately $23.4 million. We also issued shares through private placements to both US and Australian investors, in May 2006, July 2007 and July 2008, which raised net proceeds of approximately $23.4 million, $30.9 million and $29.1 million, respectively.

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
Share-Based Compensation
We elected to early adopt SFAS 123R effective January 1, 2005. We use the Black-Scholes option value method. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. In 2007, we issued equity awards with performance criteria. For these awards, only those tranches that we have determined meet the definition of “probable” under SFAS No. 5, Accounting for Contingencies are expensed.
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

Three and six months ended June 30, 2008 and 2007
Revenue
We are a development stage company and have no revenues to date. We are currently conducting a combined European and Australian clinical trial with our first product, the HeartWare LVAD System, and will not generate revenue until we begin a US clinical trial that qualifies for reimbursement or we receive regulatory approval and begin commercial sales of our product in Europe.
Cost of Goods Sold
There was no cost of goods sold recognized during both the three and six months ended June 30, 2008 or 2007, as we had no revenue from sale of products in those periods.
General and Administrative
General and administrative expenses include office expenses associated with general corporate administration. These costs are primarily related to salaries and wages and related employee costs, depreciation of fixed assets, travel, external consultants and contractors, legal and accounting fees and general infrastructure costs and include all operating costs not associated with or otherwise classified as research and development costs
During 2008, we continue to experience significant growth as we continue enrollment in our international clinical trial, prepare for enrollment in our first human clinical trial in the US, manage dual reporting structures in the US and Australia, raised additional capital and expanded our research and development and manufacturing activities. As a result, we experienced expansion of our staff, including senior management, and a related expansion in infrastructure costs. We expect that growth to continue throughout 2008 as we expand our regulatory efforts and clinical trials towards an ultimate goal of commercialization of our first product, the HeartWare LVAD System.
For the three months ended June 30, 2008, general and administrative expenses were approximately $2.6 million, or 34%, of operating expenses, as compared to $2.0 million, or 34% of operating expenses for the three months ended June 30, 2007. The increase of approximately $600,000 was primarily a result of an increase in headcount and related employee costs, increased office costs and professional fees associated with regulatory requirements, a plan to re-domicile us to the US and marketing activities in preparation for commercial activities.
For the six months ended June 30, 2008, general and administrative expenses were approximately $4.8 million, or 34%, of operating expenses, as compared to $3.7 million, or 35% of operating expenses for the six months ended June 30, 2007. Similar to the three months ended June 20, 2008, the increase of approximately $1.1 million was primarily a result of an increase in headcount and related employee costs, increased office costs and professional fees associated with regulatory requirements, a plan to re-domicile to the US and marketing activities in preparation for commercial activities.
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
As discussed above, we experienced significant growth in 2008. We achieved significant research and development milestones, including expanding our international human clinical trial to 50 patients, with 38 patients enrolled as of June 30, 2008, and the commencement of animal studies for less invasive implantable techniques for our next generation heart pump, the MVAD.

For the three months ended June 30, 2008, research and development expenses were $5.1 million, or 66%, of operating expenses as compared to $3.9 million, or 66% of operating expenses for the three months ended June 30, 2007. The increase of approximately $1.2 million was primarily driven by:
•	increased headcount and related employee costs;
•	research and development expenses including animal studies and material costs;
•	professional fees related to regulatory activities related to obtaining our Investigational Device Exemption (“IDE”), preparation for submission for Conformité Européne (“CE”) Mark and International Organization for Standardization (“ISO”) certification; and
•	all partially offset by a reduction in share-based compensation expense.
For the six months ended June 30, 2008, research and development expenses were $9.3 million, or 66%, of operating expenses as compared to $7.0 million, or 65% of operating expenses for the six months ended June 30, 2007. The increase of approximately $2.3 million was primarily driven by increased headcount and related employee costs as well as increased professional fees and other research and development expenses related to existing research projects and expenses associated with regulatory activities associated with obtaining IDE, preparation for submission for CE Mark and ISO certification preparation partially offset by a reduction in share-based compensation expense.
Other Income
Other income consists primarily of interest income and foreign exchange income or loss.
Interest income is primarily derived from cash and short-term deposit accounts, denominated in both Australian and United States dollars, held in Australia. Interest income was approximately $237,000 for the three months ended June 30, 2008 as compared to $133,000 for the three months ended June 30, 2007. The increase was primarily due to higher average cash balances during the second quarter 2008 as compared to the second quarter of 2007.
Interest income was approximately $563,000 for the six months ended June 30, 2008 as compared to $323,000 for the six months ended June 30, 2007. The increase was primarily due to higher average cash balances during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.
Foreign exchange loss was approximately $547,000 for the three months ended June 30, 2008 as compared to a loss of $442,000 for the three months ended June 30, 2007. The difference was due to fluctuations in the value of our Australian and US dollar-based cash holdings as a result of movements in the exchange rate between the Australian dollar and the US dollar and higher cash balances during the three months ended June 30, 2008.
Foreign exchange loss was approximately $1.3 million for the six months ended June 30, 2008 as compared to a loss of $550,000 for the six months ended June 30, 2007. The difference was due to fluctuations in the value of our Australian and US dollar-based cash holdings as a result of movements in the exchange rate between the Australian dollar and the US dollar and higher cash balances during the period.
Income Taxes
We are subject to taxation in the United States and Australia. We have incurred losses since inception in both jurisdictions. Changes in share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and as such a 100% valuation allowance has been recorded against our net deferred tax assets.
As of June 30, 2008, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely the question of whether to record a deferred tax asset as we progress toward the commercialization of our products.

Loss Per Share
Basic loss per share is computed by dividing the net loss for the period applicable to ordinary shares by the weighted average number of ordinary shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the dilutive effects of convertible securities, options and other potentially dilutive instruments, only in periods which such effect is dilutive. The increase in the weighted average number of shares outstanding for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 is a result of shares issued in conjunction with a capital raise completed in July 2007.
Liquidity and Capital Resources
At June 30, 2008, our cash and cash equivalents were $15.5 million as compared to $28.3 million at December 31, 2007. The decrease is primarily due to cash used in operating activities.
Cash used in operating activities for the six months ended June 30, 2008 was approximately $13.3 million as compared to $9.4 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, this amount included a net loss of $14.9 million and non-cash adjustments to net income of approximately $775,000 which primarily consisted of approximately $308,000 of depreciation and amortization and $370,000 of share-based compensation.
For the six months ended June 30, 2007, this amount included a net loss of $11 million, non-cash adjustments to net income of approximately $1.6 million, primarily comprising approximately $279,000 of depreciation and amortization and $1.3 million of share-based payments partially offset by a decrease in operating assets and liabilities.
Investing activities used cash of approximately $1.4 million and $608,000 for the six months ended June 30, 2008 and 2007, respectively. These amounts were primarily to acquire property, plant and equipment and capitalized patent costs. The increase in costs is a result of continued growth as described above.
There was no cash provided by financing activities for the six months ended June 30, 2008 and was approximately $18.1 million for the six months ended June 30, 2007.
For the six months ended June 30, 2007 cash provided from financing activities primarily relates to cash received during the period related to the capital raise that closed on July 26, 2007. Funds were received in advance of the closing of the raise and were treated as a short-term borrowing until the time of the closing.
We will require additional funds to support our long-term operations as we move towards capitalization of our products. We expect to begin generating revenue in 2008 with the commencement of our US clinical trial. However, we expect to continue to incur increased spend due to regulatory and compliance requirements and our US clinical trial as well as additional operating expenses related to continued corporate growth and a larger operations facility. We believe that cash and cash equivalents on hand and expected cash flows from operations will be sufficient to fund our operations throughout 2009. As noted, Note 13 Subsequent Events of the financial statement notes, in July 2008 we completed a private placement that resulted in net proceeds to us of approximately $29.1 million.

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
Foreign Currency Rate Fluctuations
We conduct business in foreign countries. Our headquarters is located in Sydney, Australia and comprises some of our executive functions. All of our trials are presently conducted outside of the United States, with trials within the United States expected to commence during the quarter ending September 30, 2008. Our manufacturing operations are located in Florida.
For US reporting purposes, we translate all assets and liabilities of our non-US entities at the period end exchange rate and translate revenue and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of shareholders’ equity.
Our Australian operations hold US dollar denominated cash accounts. Fluctuations in the exchange rate of the US dollar against the AU dollar can result in foreign currency exchange gains and losses. Theses foreign currency transaction gains and losses are included in other, net in the consolidated statements of operations. The gains and losses are recorded in AU dollars, the functional currency of our parent company, and translated to US dollars, at an average exchange rate, for US reporting purposes.
We do not presently utilize foreign currency forward contracts and instead hold cash reserves in the currency in which those reserves are anticipated to be expended.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.
There has been no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the information set forth in this report you should carefully consider the risk factors discussed in Item 1A — Risk Factors in our Annual Report on Form 10-K. There have been no material changes to our risk factors as discussed in that Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE LIMITED
Date: August 12, 2008	/s/ Douglas Godshall
Douglas Godshall
Chief Executive Officer

Date: August 12, 2008	/s/ David McIntyre
David McIntyre
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002