Form 10-Q
period 2008-09-30
HeartWare LTD
filed 2008-11-12
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Yes ☐ No ☑
As of October 31, 2008, the registrant had 310,356,839 ordinary shares outstanding.

References
Unless the context requires otherwise, references in this Form 10-Q to:
•	“HeartWare,” “the Company,” “we,” “us” and “our” refer to HeartWare Limited and its consolidated subsidiaries, HeartWare, Inc. and HeartWare International, Inc.

•	“HeartWare, Inc.” refers to HeartWare, Inc., a Delaware corporation incorporated on April 3, 2003. HeartWare, Inc. was acquired by HeartWare Limited on January 24, 2005.

•	“HeartWare International, Inc.” refers to HeartWare International, Inc. a Delaware corporation incorporated on July 29, 2008.
Dollars
Unless indicated otherwise in this Form 10-Q, all references to $ or dollars refer to US dollars. References to AU$ mean the lawful currency of the Commonwealth of Australia.
Trademarks
HeartWare, the HeartWare Left Ventricular Assist System, LVAS, MVAD, and IV VAD are the trademarks of the Company in the United States, Australia and other countries. All other trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HEARTWARE LIMITED
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$31,402,679	$28,276,388
Accounts receivable	87,600	—
Inventories, net	600,834	—
Prepaid expenses and other current assets	839,029	782,922

Total current assets	32,930,142	29,059,310

Property, plant and equipment, net	3,733,261	2,977,645
Other intangible assets, net	546,951	318,211
Other assets, net	288,429	—

Total assets	$37,498,783	$32,355,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$741,072	$509,487
Accrued expenses and other current liabilities	2,081,546	1,246,846
Convertible notes, current	—	1,326,963

Total current liabilities	2,822,618	3,083,296

Commitments and contingencies

Shareholders’ equity:

Ordinary shares, no par value — 310,356,839 shares outstanding at September 30, 2008 and 248,100,277 shares outstanding at December 31, 2007	—	—
Additional paid-in capital	112,059,502	81,859,263
Deficit accumulated during the development stage	(73,037,058)	(53,199,166)
Accumulated other comprehensive income:
Cumulative translation adjustments	(4,346,279)	611,773

Total shareholders’ equity	34,676,165	29,271,870

Total liabilities and shareholders’ equity	$37,498,783	$32,355,166

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative Period from
					November 26, 2004
	Three Months Ended September 30,		Nine Months Ended September 30,		(Inception) Through
	2008	2007	2008	2007	September 30, 2008

Revenues	$87,600	$—	$87,600	$—	$87,600
Cost of revenues	—	—	—	—	—

Gross profit	87,600	—	87,600	—	87,600

Operating expenses:

Selling, general and administrative expenses	3,180,541	1,768,737	7,993,264	5,491,640	25,632,422
Research and development expenses	5,478,392	3,130,739	14,801,319	10,143,260	51,820,103

Total operating expenses	8,658,933	4,899,476	22,794,583	15,634,900	77,452,525

Loss from operations	(8,571,333)	(4,899,476)	(22,706,983)	(15,634,900)	(77,364,925)

Foreign exchange gain (loss)	3,196,201	(678,368)	1,925,578	(1,227,739)	984,564
Interest income, net	472,851	206,244	1,035,625	529,306	3,547,943

Other, net	—	(74,763)	(92,112)	(74,763)	(204,640)

Loss before income taxes	(4,902,281)	(5,446,363)	(19,837,892)	(16,408,096)	(73,037,058)
Provision for income taxes	—	—	—	—	—

Net loss	$(4,902,281)	$(5,446,363)	$(19,837,892)	$(16,408,096)	$(73,037,058)

Loss per ordinary share — basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.08)

Weighted average shares outstanding — basic and diluted	302,913,120	230,616,127	266,504,589	201,233,896

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

					Cumulative Period from
					November 26, 2004
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		(Inception) Through
	2008	2007	2008	2007	September 30, 2008

Net loss	$(4,902,281)	$(5,446,363)	$(19,837,892)	$(16,408,096)	$(73,037,058)
Foreign currency translation	(6,796,767)	(68,878)	(4,958,052)	514,501	(4,346,279)

Comprehensive loss	$(11,699,048)	$(5,515,241)	$(24,795,944)	$(15,893,595)	$(77,383,337)

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

				Deficit	Accumulated
				Accumulated	Other
	Ordinary Shares		Additional	During the	Comprehensive
	Shares		Paid-In	Development	Income
	Issued	Amount	Capital	Stage	(Loss)	Total

Balance December 31, 2007	248,100,277	$—	$81,859,263	$(53,199,166)	$611,773	$29,271,870

Issuance of ordinary shares pursuant to private placement, net of offering costs	62,256,562	—	29,398,626	—	—	29,398,626

Share-based compensation	—	—	801,613	—	—	801,613

Net loss	—	—	—	(19,837,892)	—	(19,837,892)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(4,958,052)	(4,958,052)

Balance September 30, 2008	310,356,839	—	$112,059,502	$(73,037,058)	$(4,346,279)	$34,676,165

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative Period from
			November 26, 2004
	Nine Months Ended September 30,		(Inception) Through
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,837,892)	$(16,408,096)	$(73,037,058)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	470,457	393,472	1,607,550
Amortization	23,781	15,002	71,450
Share-based compensation expense	781,421	1,987,987	5,883,932
Loss on disposal of assets	92,112	74,763	206,080
Accrued interest on convertible note	(81,632)	18,514	(14,025)

Change in operating assets and liabilities:
Accounts receivable	(87,600)	—	(87,600)
Inventories, net	(580,642)	—	(580,642)
Prepaid expenses and other current assets	(91,117)	65,889	(496,733)
Note receivable, current	—	—	794
Accounts payable	231,558	154,254	(88,903)
Accrued expenses and other current liabilities	844,831	(405,605)	2,099,078

Net cash used in operating activities	(18,234,723)	(14,103,820)	(64,436,077)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,320,789)	(624,186)	(5,346,130)
Additions to patents	(252,521)	(73,829)	(618,401)
Cash paid for security deposits	(288,429)	—	(288,429)
Net cash provided by acquisition	—	—	126,380
Proceeds from dispositions of assets	—	5,778	32,136

Net cash flows used in investing activities	(1,861,739)	(692,237)	(6,094,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note	(1,360,928)	—	(1,360,928)
Proceeds from issuance of share capital	30,239,246	32,762,777	113,282,449
Payment of offering costs	(840,620)	(1,837,885)	(5,903,581)

Net cash provided by financing activities	28,037,698	30,924,892	106,017,940
Effect of exchange rate changes on cash	(4,814,945)	631,990	(4,084,740)

INCREASE IN CASH AND CASH EQUIVALENTS	3,126,291	16,760,825	31,402,679

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	28,276,388	16,697,769	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$31,402,679	$33,458,594	$31,402,679

The accompanying notes are an integral part of these financial statements

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation
Development Stage
The Company has generated limited revenue from product sales and has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to raising capital, research and development of its products, and developing markets for its products. As such, the Company’s financial statements have been prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” issued by the Financial Accounting Standards Board (“FASB”).
Prior to marketing its products in the United States, the Company’s products must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process implemented by the United States Food and Drug Administration (“FDA”) and other regulatory authorities. There can be no assurance that the Company will not encounter problems with the manufacture or performance of its products that will cause the Company, the FDA or other regulatory authorities to delay or suspend clinical trials. The Company’s success will depend in part on its ability to efficiently manufacture its products, successfully complete clinical trials, obtain and maintain necessary regulatory approvals, obtain patents and product license rights, and maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted there under will provide proprietary protection or competitive advantages to the Company. The Company completed a capital raise in July 2008, however, the Company will require further capital in order to meet its long-term objectives. The Company will need to seek substantial additional financing through public and/or private sources which may not be available when the Company needs it or may not be available on acceptable terms.
Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. The consolidated statements of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any future period or for the full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented.
2.	Liquidity
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception, and such losses have continued through September 30, 2008. As of September 30, 2008, the Company had a deficit accumulated during the development stage of approximately $73 million. The Company believes its cash on hand and cash received from its July 2008 private placement of equity securities is sufficient to support the Company’s planned operations into the fourth quarter of 2009. The Company’s continuation as a going concern beyond that period is dependent on its ability to raise additional capital in order to continue to commercialize its technology, and as such, the Company is continually seeking to obtain additional capital and financing, though there is no assurance the Company will be successful in its efforts. Funds raised will be primarily applied for the purposes of meeting costs associated with expanding the Company’s human clinical trials, product development (including in relation to the Company’s implantable electronic devices and its next generation devices, the IV VAD and MVAD), regulatory and other compliance costs as well as for general working capital. The Company closely monitors its cash position.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3.	Significant Accounting Policies
Principles of Consolidation
The unaudited interim consolidated financial statements include the accounts of HeartWare Limited and its subsidiaries, HeartWare, Inc. and HeartWare International, Inc. All inter-company balances and transactions have been eliminated in consolidation.
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
Revenue Recognition
The Company recognizes revenue for product sales in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. The Company recognizes revenue for product sales when substantially all the risks and rewards of ownership have transferred to its customers (which generally occur on the date the product is implanted), the selling price is fixed and collection is reasonably assured. The Company recognized revenue during the quarter in connection with the commencement of its US clinical trial.
Inventory
The Company expenses costs relating to the production of inventories as research and development (“R&D”) expense in the period incurred until such time as it believes future commercialization is considered probable and the future economic benefit is expected to be recognized, which is generally contingent upon receipt of regulatory approval. The Company then begins to capitalize subsequent inventory costs relating to that product. In May 2008, the Company received a conditional Investigation Device Exemption (“IDE”) from the FDA and its first human implant in the United States occurred in August 2008. The IDE became unconditional in September 2008 thereby enabling broader use in the United States. Accordingly, effective September 1, 2008 the Company adopted a policy for capitalizing inventory and recognizing cost of sales.
Prior to September 1, 2008, all costs associated with manufacturing the LVAS and related surgical products were expensed as R&D costs. Until the Company sells the inventory for which a portion of the costs were previously expensed, the carrying value of its inventories and the Company’s cost of sales will reflect only incremental costs incurred subsequent to the commencement of capitalization of inventory on September 1, 2008. As such, as the Company sells that portion of its existing inventory there will be a period of time where it will recognize manufacturing revenue with little or no corresponding cost. Therefore the Company anticipates its gross margin on sales of its product will fluctuate and will not be comparative from quarter to quarter.
Inventories are stated at the lower of cost or market. Cost is determined on a standard cost method which approximates the first-in/first-out (“FIFO”) method. The Company reviews its inventory for excess or obsolete inventory and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company includes in inventory materials and finished goods that can be held for sale or used in research and development clinical trials. Products consumed in non-revenue clinical trials are expensed as part of research and development costs when consumed.
Cash and Cash Equivalents
Cash and cash equivalents are recorded in the consolidated balance sheets at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of 3 months or less to be cash equivalents. The Company maintains the majority of its cash and cash equivalents in Australia, denominated in both Australian and United States dollars. As a result, the Company’s cash balances are subject to exchange rate variances and may fluctuate from quarter to quarter. As of September 30, 2008 and December 31, 2007, the Company had cash and cash equivalents held in foreign banks of approximately $31.4 million and $27.5 million, respectively, as translated into United States (“US”) dollars at the spot rate at the end of the respective period.
Vendor Concentration
For the three and nine months ended September 30, 2008, the Company purchased approximately 58% and 66%, respectively, of its product supplies and components from four sources. In addition, one of the four vendors performs research and development consulting services for the Company. As of September 30, 2008, the amounts due to these vendors totaled approximately $55,000.
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

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value through earnings. Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year SFAS No. 159 is adopted. SFAS No. 159 is effective as of the beginning of fiscal years starting after November 15, 2007. Currently, the Company has not elected to account for any of its eligible items using the fair value option under SFAS No. 159. As a result, the Company’s adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4.	Inventories, net
Inventories, net consists of the following:

	September 30,	December 31,
	2008	2007
Inventories, net
Raw material	$274,115	$—
Work-in-process	152,004	—
Finished goods	174,715	—

	$600,834	$—

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost method which approximates the FIFO method.
Prior to September 1, 2008, the Company included all costs associated with manufacturing as part of R&D expense. Effective September 1, 2008, the Company began to capitalize in inventory the costs of manufacturing the LVAS and related surgical products. Until the Company consumes the inventory for which a portion of the costs were previously expensed, the carrying value of the Company’s inventories and its cost of sales will reflect only incremental costs incurred subsequent to capitalization of inventory on September 1, 2008. The Company could be required to expense capitalized costs of the LVAS and related surgical products in the event of a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors.
5.	Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

		September 30,	December 31,
	Useful Lives	2008	2007
Property, Plant and Equipment
Machinery and equipment	5 to 7 years	$4,304,571	$3,327,331
Leasehold improvements	3 to 7 years	181,813	95,951
Office equipment, furniture and fixtures	5 to 7 years	410,568	279,536
Software	5 to 7 years	394,724	388,749

		5,291,676	4,091,567
Less: accumulated depreciation		(1,558,415)	(1,113,922)

		$3,733,261	$2,977,645

Depreciation expense was $176,689 and $124,640 for the three months ended September 30, 2008 and 2007, respectively and $470,457 and $393,472 for the nine months ended September 30, 2008 and 2007, respectively.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2008	2007
Accrued expenses and other current liabilities
Accrued R&D materials	$1,011,981	$181,172
Accrued payroll and other employee costs	835,612	837,881
Accrued professional fees	233,953	227,793

	$2,081,546	$1,246,846

7.	Equity Incentive Plans
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
Employee Share Option Plan
On December 15, 2004, the Company adopted the HeartWare Limited Employee Share Option Plan (“ESOP”). The ESOP allows the Company to grant options for ordinary shares in the Company to employees and directors. The ESOP provides for the issuance of up to 11% of the then outstanding ordinary shares. At September 30, 2008, there were 11,988,388 shares reserved for future issuance under the ESOP.
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
In November 2007, the Company granted 2.9 million options, 2.8 million of which are still outstanding, with performance based vesting criteria. The performance based options will vest in four equal tranches contingent upon the achievement of pre-determined corporate milestones related primarily to the development of the Company’s products and the achievement of certain prescribed clinical and regulatory objectives. The Company currently estimates that the options will vest over a period of 18 to 54 months commencing on the grant date. Any options not vested after five years from the date of grant automatically expire.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In July 2008, the Company granted 200,000 options with an equal four year vesting period to a recently elected board member which was voted and approved by shareholders during an extraordinary shareholder meeting that took place during July 2008.
In August 2008, the Company granted 3.4 million options with equal four year vesting periods to new and existing employees under its annual equity award grant.
As of September 30, 2008, the Company has determined that only the first tranche of options (700,000) of the grants, issued with performance criteria, meet the definition of “probable” under SFAS No. 5, Accounting for Contingencies. As such, share-based compensation expense has only been recorded for the first tranche of options for grants awarded in November 2007. At the end of each reporting period, the Company reviews the likelihood that any of the remaining three tranches will vest, and if the vesting is deemed probable, the Company will begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.
Information in US$, as converted from AU$ at the spot rate, related to the ESOP, including all tranches of the performance options, at September 30, 2008 is as follows:

			Weighted Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2007	22,387,170	$0.65	7.04	$—
Granted	3,635,000
Exercised	—	—
Forfeited	(2,341,903)
Expired	(1,529,403)

Outstanding at September 30, 2008	22,150,864	$0.61	6.66	$—

Exercisable at September 30, 2008	10,230,738	$0.55	4.60	$—

The aggregate intrinsic value in the table above represents the quoted market value less the weighted average exercise price at period end multiplied by the number of options outstanding. As the weighted average exercise price was above the quoted market price on September 30, 2008 and December 31, 2007, there is no aggregate intrinsic value on these dates.
There were no options exercised during the three and nine months ended September 30, 2008. The intrinsic value for share option exercises for the nine months ended September 30, 2007 was approximately $13,000.
Cash received from share option exercises for the nine months ended September 30, 2007 was approximately $6,000.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model using the assumptions in the following table. Compensation is recognized on an accelerated accrual method over the estimated vest period.
There were 3.6 million options granted with a weighted average grant date value of $0.30 per share during the three and nine months ended September 30, 2008. During the nine months ended September 30, 2007, there were 1.2 million options granted with a weighted average grant date fair value of $0.36 per share.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At September 30, 2008, the Company had approximately $2.8 million of unrecognized compensation cost related to non-vested share option awards, including performance based awards not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.86 years.
There were no options granted under the ESOP for the nine months ended September 30, 2007. The underlying weighted average assumptions used in the Black-Scholes model were as follows for options granted during the nine months ended September 30, 2008:

Nine Months
Ended
September 30,
2008
Dividend yield	—%
Estimated annual volatility	58.78%
Risk-free interest rate	5.88%
Estimated forfeiture rate	12.50%
Estimated holding period (in years)	6.25
Performance Rights Plan
On November 13, 2007, the Company adopted the HeartWare Limited Performance Rights Plan (“PRP”). The PRP permits the Company to grant performance rights to employees that allow the employee to acquire ordinary shares of the Company at an exercise price of $0.00. The PRP allows for the issuance of performance rights to acquire up to 5.5 million of the Company’s ordinary shares. Each performance right issued under the PRP allows the holder to subscribe for and be issued one ordinary share in the capital of the Company. The performance rights that ultimately vest expire 10 years from the date of grant.
The performance rights granted from November 2007 to May 2008 vest in four equal tranches contingent upon the achievement of pre-determined corporate milestones, consistent with the performance ESOP shares mentioned above. The Company currently estimates that the performance rights will vest over a period of 18 to 54 months commencing on the grant date. Any performance rights not vested after five years from the date of grant automatically expire.
On August 13, 2008, the Company also approved the issuance of 3.2 million performance rights under its annual equity award grant. The performance rights granted in August 2008 vest in three tranches, the first being 50% and the remaining two equal and are contingent upon the achievement of pre-determined corporate milestones. The Company currently estimates that the performance rights will vest over a period of 22 to 43 months commencing on the grant date. Any performance rights not vested after five years from the date of grant automatically expire.
As of September 30, 2008, the Company has determined that only the first tranche of awards issued under the PRP (687,500) related to the original issuances from November 2007 through May 2008, issued with performance criteria, meet the definition of “probable” under SFAS No. 5. As such, share-based compensation expense has only been recorded for the first tranche of awards. At the end of each reporting period, the Company will review the likelihood that the tranches will vest and if the vesting is deemed probable, the Company will begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Information in US$, as converted from AU$ at the spot rate, related to the PRP at September 30, 2008 is as follows:

		Weighted
		Average
		Remaining
		Contractual
		Life	Aggregate
	Shares	(Years)	Intrinsic Value
Outstanding at December 31, 2007	2,050,000	9.88	$994,004
Granted	3,350,000
Exercised	—
Forfeited	(400,000)
Expired	—

Outstanding at September 30, 2008	5,000,000	9.57	$2,478,760

Exercisable at September 30, 2008	—	—	$—

As of September 30, 2008, there were 500,000 shares reserved for future issuance under the PRP.
The aggregate intrinsic value in the table above represents the quoted market value times the number of PRP awards outstanding.
The fair value of each PRP award is estimated on the date of grant using the Black-Scholes option pricing valuation model. Compensation is recognized on an accelerated accrual method over the estimated vest period.
There were 2.25 million awards granted under the PRP during the three months ended September 30, 2008 and 3.35 million awards granted under the PRP during the nine months ended September 30, 2008 and no awards granted under the PRP during the three and nine months ended September 30, 2007.
At September 30, 2008, the Company had approximately $2.1 million of unrecognized compensation cost related to non-vested share PRP awards, including awards not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 2.38 years.
Non-Plan Options
The Company has also granted an aggregate of approximately 2.4 million options outside of any formal plan. Of these options, 1 million were granted to 3 non-executive directors and 1.4 million were granted to third parties for services rendered to the Company.
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

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Information, in US$ as converted from AU$ at the period end spot rate for non-plan options, is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2007	2,395,600	$0.66	3.17	$—
Granted	—
Exercised	—
Forfeited	—
Expired	—

Outstanding at September 30, 2008	2,395,600	$0.59	2.42	$—

Exercisable at September 30, 2008	2,045,600	$0.59	1.27	$—

The aggregate intrinsic value in the table above represents the quoted market value less the weighted average exercise price at the period end multiplied by the number of options outstanding. As the weighted average exercise price was above the quoted market price on September 30, 2008 and December 31, 2007 there was no aggregate intrinsic value on those dates.
The fair value of each non-plan option award is estimated on the date of grant using the Black-Scholes option pricing valuation model using the assumptions in the following table. Compensation is recognized on an accelerated accrual method over the vest period.
There were no non-plan options granted during the three and nine months ended September 30, 2008 and 2007.
At September 30, 2008, the Company had approximately $55,000 of unrecognized compensation cost related to non-vested share non-plan option awards. The expense is expected to be recognized over a weighted average period of 0.93 years.
All Plans
The following table summarizes information about all outstanding awards, including the ESOP, PRP and non-plan options, as of September 30, 2008:

		Awards Outstanding			Awards Exercisable
				Weighted			Weighted
			Weighted	Average		Weighted	Average
			Average	Remaining		Average	Remaining
		Shares	Exercise	Contractual	Shares	Exercise	Contractual
Low	High	Outstanding	Price	Life	Outstanding	Price	Life
$ 0.00	$0.00	5,000,000	—	9.57	—	—	—
$ 0.01	$0.71	9,835,110	$0.32	4.99	5,685,008	$0.24	1.99
$ 0.72	$1.35	14,029,252	$0.78	7.36	6,291,330	$0.81	6.04
$ 1.36	$1.44	682,102	$1.20	1.36	300,000	$1.20	1.25

		29,546,464	$0.51	6.81	12,276,338	$0.56	4.05

The Company generally recognizes compensation expense for its share awards deemed probable of vesting using an accelerated accrual method over the substantive vesting period. The Company allocates expense based on the award holders’ employment function.
The Company recognizes share-based compensation for the value of the portion of awards that are ultimately expected to vest. SFAS No. 123R, Share-Based Payment, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered award. The Company has applied an annual forfeiture rate of approximately 12.5% to all unvested share awards as of September 30, 2008, which represents the portion that the Company expects will be forfeited each year over the vesting period. The Company will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, the Company will only recognize expense for those shares that vest.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Total share-based compensation recognized in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

General and administrative	$238,768	$403,701	$903,582	$1,146,656
Research and development	172,699	249,239	(122,161)	841,331

Total share-based compensation expense	$411,467	$652,940	$781,421	$1,987,987

During the nine months ended September 30, 2008, the Company capitalized share-based compensation costs of approximately $20,000 under SFAS 123(R) in inventory. These costs will be recognized in cost of product sales in the period the related inventories are sold.
8.	Fair Values of Financial Instruments
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
9.	Net Loss Per Ordinary Share
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

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following securities have been excluded from the calculation of diluted loss per ordinary share, as their effect would be anti-dilutive due to the net losses during the periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ordinary shares issuable upon:
Exercise of share-based awards	29,546,464	21,706,250	29,546,464	21,706,250
Conversion of convertible notes	—	1,497,941	—	1,497,941
10.	Commitments and Contingencies
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
At September 30, 2008 the Company had purchase order commitments, subject to receipt of goods and or services, of approximately $3.4 million related to product costs and property, plant and equipment purchases.
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
11.	Subsequent Events
On October 22, 2008 each of the resolutions put to security holders, in regards to the Company’s plan to re-domicile to the US and as previously announced in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 22, 2008, at the Court Ordered Scheme Meeting of Shareholders, Optionholders and Performance Rights holders and the Extraordinary General Meeting held on October 22, 2008 was approved.

HEARTWARE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The resolutions put to the respective meetings are as follows:
•	Court Ordered Scheme Meeting of Shareholders — Approval of Share Scheme

•	Court Ordered Scheme Meeting of Optionholders — Approval of Option Scheme

•	Court Ordered Scheme Meeting of Performance Rights Holders — Approval of Performance Rights Scheme

•	Extraordinary General Meeting — Approval of 2008 Stock Incentive Plan
Federal Court approval of the Schemes was received on October 30, 2008 and completion of the redomiciliation to the United States is expected to be completed on or before November 17, 2008. The Company does not expect the redomiciliation to the United States to have a significant impact on the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
HeartWare Limited, referred to in these notes collectively with its subsidiaries, HeartWare, Inc. and HeartWare International, Inc., as “we,” “our,” “HeartWare” or the “Company”, is a medical device company focused on developing and commercializing a family of blood pumps that are surgically implanted to help augment blood circulation in patients suffering from chronic and end-stage heart failure, which is one of the leading causes of death in the developed world.
We believe that our first product line, the HeartWare Left Ventricular Assist System (“LVAS”), is the smallest full-output left ventricle assist device, or LVAD, that is currently in clinical trials or in the marketplace and is the only centrifugal LVAD designed to be implanted above the diaphragm in all patients.
Beyond the LVAS, we are also evaluating our next generation device, the Miniaturized Ventricular Assist Device, or MVAD. The MVAD is based on the same technology platform as the LVAS but adopts an axial flow, rather than a centrifugal flow, configuration. The MVAD, which is currently at the prototype stage and undergoing animal studies focused on minimally invasive implantation techniques, is approximately one-third the size of the LVAS. We believe that the MVAD will be implantable by surgical techniques that are even less invasive than those required to implant the LVAS.
In parallel with our development of the MVAD, we have commenced exploratory design work on our third generation blood pump, which we currently call the IV VAD. The IV VAD will rely on the same underlying technology platform and will be a smaller version of the MVAD. Unlike the LVAS or the MVAD, the IV VAD is intended to be positioned within the body’s vasculature network and implanted by minimally invasive catheter-based techniques. Once the IV VAD is fully developed, we expect the IV VAD to be about one-tenth the size of the LVAS.
We successfully completed a combined European and Australian human clinical trial for the LVAS in August 2007. This international trial began in March 2006 and called for the implantation of 20 patients. The trial has been expanded to permit enrollment of 50 patients so as to provide increased depth of clinical data. Enrollment of this trial is nearing completion. Accordingly, in September 2008, we filed for approval to CE Mark the LVAS. In May 2008 we received an Investigational Device Exemption from the United States Food and Drug Administration (“FDA”), and began enrolling centers for a US bridge-to-transplant clinical study. On August 21, 2008 we announced that our first patient in the United States received the LVAS at Washington Hospital Center in Washington, DC. This marked the start of our US bridge-to-transplant clinical trial, under which 150 patients awaiting heart transplantation will be enrolled at up to 28 participating centers.
We are headquartered in Sydney, Australia and have administrative offices in Framingham, Massachusetts and operations and manufacturing facilities in Florida.
We are a development stage company with a limited operating history. To date, we have generated limited revenue from our product sales and we have incurred net losses in each year since our inception. We also generate limited income from interest. We expect our losses to continue and to increase as we expand our clinical trial activities, seek regulatory approvals and initiate commercialization activities.
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

Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to make estimates and judgments in preparing the financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our most critical accounting policies and estimates include: revenue recognition, inventory capitalization, translation of foreign currency, accounting for research and development costs and accounting for share-based payments. We also have other key accounting policies that are less subjective and, therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.
Revenue recognition
We recognize revenue for product sales in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. We ship product on a consignment basis to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers (which generally occur on the date the product is implanted), the selling price is fixed and collection is reasonably assured.
Inventory Capitalization
We expense costs relating to the production of inventories as research and development (“R&D”) expense in the period incurred until such time as we believe future commercialization is considered probable and the future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. We then begin to capitalize subsequent inventory costs relating to that product. In May 2008, we received a conditional Investigational Device Exemption and a full Investigational Device Exemption in September 2008 from the FDA for the LVAS product line and subsequently began selling our product. Therefore, effective September 1, 2008 we adopted a policy for capitalizing inventory and recognizing cost of sales.
Prior to September 1, 2008, all costs associated with manufacturing the LVAS and related surgical products were expensed as R&D costs. Until we sell the inventory for which costs were previously expensed, the carrying value of our inventories and our cost of sales will reflect only incremental costs incurred subsequent to the commencement of capitalization of inventory on September 1, 2008. As such, as we sell that portion of our existing inventory there will be a period of time where will recognize manufacturing revenue with little or no corresponding cost. Therefore we anticipate our gross margin on sales of our product will fluctuate and will not be comparative from quarter to quarter.
Inventories are stated at the lower of cost or market. Cost is determined on a standard cost method which approximates the FIFO method. We review our inventory for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value.
We include in inventory materials and finished goods that can be can be held for sale or used in non-revenue clinical trials. Products consumed in non-revenue clinical trials are expensed as part of research and development costs when consumed.
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
Three and nine months ended September 30, 2008 and 2007
Revenue
We are a development stage company and have $87,600 of revenues to date from product sales through our US clinical trial. We have completed a combined European and Australian clinical trial for the LVAS and have submitted for CE Mark. We expect to generate commercial revenue from this product outside of the US once regulatory approval is received. However, even if we receive the necessary regulatory approvals, future product sales are dependent on market acceptance among physicians, patients, health care payers or the medical community as well as our capacity to supply customers by manufacturing sufficient quantities of our products.
Cost of Goods Sold
There were no cost of goods sold recognized during both the three and nine months ended September 30, 2008. Our first product revenues were generated in the three months ended September 30, 2008. However, as we had inventory on hand that had previously been expensed as R&D costs (see Critical Accounting Policies — Inventory), there was no cost of goods sold related to the product sales during the period. As a result of previous inventory being written-off to research and development costs prior to August 2008, we believe that our gross margins will be distorted for comparative purposes through at least the end of 2009 and potentially into 2010 depending on market demand for our products. In addition, as we use a standard costing method for determining costs of inventory and have limited experience setting standards and manufacturing our products actual results may differ from standards which could result in inconsistent gross margins from quarter to quarter.

Selling, General and Administrative
Selling, general and administrative expenses include office expenses associated with general corporate administration. These costs are primarily related to salaries and wages and related employee costs, depreciation of fixed assets, travel, external consultants and contractors, legal and accounting fees and general infrastructure costs and include all operating costs not associated with or otherwise classified as research and development costs or cost of revenues.
During 2008, we continue to experience significant growth as we completed enrollment in our international clinical trial, and initiated enrollment in our first human clinical trial in the US, continue to manage dual reporting structures in the US and Australia, raised additional capital and expanded our research and development and manufacturing activities. As a result, we experienced expansion of our staff, including senior management, and a related expansion in infrastructure costs. We expect that growth to continue throughout 2008 as we expand our regulatory efforts and clinical trials towards an ultimate goal of commercialization of our first product line, the HeartWare LVAS.
For the three months ended September 30, 2008, selling, general and administrative expenses were approximately $3.2 million, or 37%, of operating expenses, as compared to $1.8 million, or 36% of operating expenses for the three months ended September 30, 2007. The increase of approximately $1.4 million was primarily a result of an increase in headcount and related employee costs, increased office costs and significant professional fees associated with our plan to re-domicile to the US and marketing activities in preparation for commercial activities.
For the nine months ended September 30, 2008, selling, general and administrative expenses were approximately $8.0 million, or 35%, of operating expenses, as compared to $5.5 million, or 35% of operating expenses for the nine months ended September 30, 2007. Similar to the three months ended September 30, 2008, the increase of approximately $2.5 million was primarily a result of an increase in headcount and related employee costs, increased office costs and professional fees associated with our plan to re-domicile to the US and marketing activities in preparation for commercial activities.
Research and Development
Research and development expenses are the direct and indirect costs associated with developing our products prior to commercialization. These expenses consist primarily of salaries and wages and related employee costs, external research and development costs, materials and expenses associated with clinical trials associated with our US clinical trial. Additional costs include travel, facilities and overhead allocations.
Even as we approach commercialization of the LVAS product line, we expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future. In addition to developing new products, we expect increased clinical costs that will be expensed to research and development relating to the LVAS for US clinical trials.
As discussed above, we experienced significant growth in 2008. We achieved significant research and development milestones, including expanding our international human clinical trial to 50 patients, with 43 patients enrolled as of September 30, 2008, and the commencement of animal studies for less invasive implantable techniques for our next generation heart pump, the MVAD.
For the three months ended September 30, 2008, research and development expenses were $5.5 million, or 63%, of operating expenses as compared to $3.1 million, or 64% of operating expenses for the three months ended September 30, 2007. The increase of approximately $2.4 million was primarily driven by:
•	increased headcount and related employee costs;

•	research and development expenses including external consultants and contractors, material costs and animal studies;

•	professional fees related to regulatory activities related to obtaining our Investigational Device Exemption (“IDE”), preparation for submission for Conformité Européne (“CE”) Mark and International Organization for Standardization (“ISO”) certification; and

•	an increase in share-based compensation expense.

For the nine months ended September 30, 2008, research and development expenses were $14.8 million, or 65%, of operating expenses as compared to $10.1 million, or 65% of operating expenses for the nine months ended September 30, 2007. The increase of approximately $4.7 million was primarily driven by increased headcount and related employee costs as well as increased professional fees and other research and development expenses related to existing research projects and expenses associated with regulatory activities associated with obtaining IDE, preparation for submission for CE Mark and ISO certification preparation and an increase in share-based compensation expense.
Other Income
Other income consists primarily of interest income and foreign exchange income or loss.
Interest income is primarily derived from cash and short-term deposit accounts, denominated in both Australian and United States dollars, held in Australia. Interest income was approximately $473,000 for the three months ended September 30, 2008 as compared to $206,000 for the three months ended September 30, 2007. The increase was primarily due to higher average cash balances during the third quarter 2008 as compared to the third quarter of 2007.
Interest income was approximately $1.0 million for the nine months ended September 30, 2008 as compared to $529,000 for the nine months ended September 30, 2007. The increase was primarily due to higher average cash balances during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.
Foreign exchange gain was approximately $3.2 million for the three months ended September 30, 2008 as compared to a loss of $678,000 for the three months ended September 30, 2007. The difference was due to fluctuations in the value of our Australian and US dollar-based cash holdings as a result of movements in the exchange rate between the Australian dollar and the US dollar and higher cash balances during the three months ended September 30, 2008.
Foreign exchange gain was approximately $1.9 million for the nine months ended September 30, 2008 as compared to a loss of $1.2 million for the nine months ended September 30, 2007. The difference was due to fluctuations in the value of our Australian and US dollar-based cash holdings as a result of movements in the exchange rate between the Australian dollar and the US dollar and higher cash balances during the period.
Income Taxes
We are subject to taxation in the United States and Australia. We have incurred losses since inception in both jurisdictions. Changes in share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and as such a 100% valuation allowance has been recorded against our net deferred tax assets.
As of September 30, 2008, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely the question of whether to record a deferred tax asset as we progress toward the commercialization of our products.
Loss Per Share
Basic loss per share is computed by dividing the net loss for the period applicable to ordinary shares by the weighted average number of ordinary shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the dilutive effects of convertible securities, options and other potentially dilutive instruments, only in periods which such effect is dilutive. The increase in the weighted average number of shares outstanding for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 is a result of shares issued in conjunction with a capital raise completed in July 2008.

Liquidity and Capital Resources
At September 30, 2008, our cash and cash equivalents were $31.4 million as compared to $28.3 million at December 31, 2007. The decrease is primarily due to cash used in operating activities.
Cash used in operating activities for the nine months ended September 30, 2008 was approximately $18.2 million as compared to $14.1 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, this amount included a net loss of $19.8 million and non-cash adjustments to net income of approximately $1.3 million which primarily consisted of approximately $494,000 of depreciation and amortization and $781,000 of share-based compensation. Included in cash used in operating activities is approximately $581,000 for the purchase of inventories. As noted above, we began capitalizing inventory in September 2008. We expect inventory purchases to significantly increase throughout 2009 in support of our US clinical trial.
For the nine months ended September 30, 2007, this amount included a net loss of $16.4 million, non-cash adjustments to net income of approximately $2.5 million, primarily comprising approximately $408,000 of depreciation and amortization and $2.0 million of share-based compensation.
Investing activities used cash of approximately $1.9 million and $692,000 for the nine months ended September 30, 2008 and 2007, respectively. These amounts were primarily to acquire property, plant and equipment and capitalized patent costs. The increase in costs is a result of continued growth as described above.
Financing activities provided cash of approximately $28.0 million and $30.9 million for the nine months ended September 30, 2008 and 2007, respectively. These amounts were the result of capital raises during both periods and partially offset by the repayment of a convertible note during the three months ended September 30, 2008.
For the nine months ended September 30, 2007, cash provided from financing activities primarily relates to cash received during the period related to the capital raise that closed on July 26, 2007. Funds were received in advance of the closing of the raise and were treated as a short-term borrowing until the time of the closing.
We will require additional funds to support our long-term operations as we move towards commercialization of our products. We began generating revenue in August 2008 with the commencement of our US clinical trial. Continued revenue is contingent upon market acceptance of our products among physicians, patients, health care payers or the medical community as well as our capacity to successfully and efficiently manufacture our products. We expect to continue to incur increased spend due to increased selling and marketing costs, on-going regulatory and compliance requirements, increased clinical trial costs associated with our US clinical trial and additional operating expenses related to continued corporate growth and a larger operations facility. We believe that cash and cash equivalents on hand and expected cash flows from operations will be sufficient to fund our operations into the fourth quarter of 2009.
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

Foreign Currency Rate Fluctuations
We conduct business in foreign countries and have historically raised capital in Australian dollars. Our headquarters is located in Sydney, Australia and comprises some of our executive functions. All of our trials are presently conducted inside and outside of the United States, with trials within the United States commencing during the quarter ended September 30, 2008. Our manufacturing operations are located in Florida.
For US reporting purposes, we translate all assets and liabilities of our non-US entities at the period end exchange rate and translate revenue and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of shareholders’ equity.
Our Australian operations hold US and Australian dollar denominated cash accounts. Fluctuations in the exchange rate of the US dollar against the AU dollar can result in foreign currency exchange gains and losses that impact our financial results and our overall cash position. Theses foreign currency transaction gains and losses are included in other, net in the consolidated statements of operations. The gains and losses are recorded in AU dollars, the functional currency of our parent company, and translated to US dollars, at an average exchange rate, for US reporting purposes. Continued fluctuation of the exchange rate could result in financial results that are not comparable from quarter to quarter.
We do not presently utilize foreign currency forward contracts and instead hold cash reserves in the currency in which those reserves are anticipated to be expended.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.
There has been no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the information set forth in this report you should carefully consider the risk factors discussed in Item 1A — Risk Factors in our Annual Report on Form 10-K.
As mentioned above, we generated revenue during the quarter and began capitalizing inventory. We also recorded a significant foreign exchange income due to fluctuations in the exchange rate of Australian to US dollars. As such we update the following risk factors associated with our business:
Our products may never achieve market acceptance even if we obtain regulatory approvals.
Even if we obtain regulatory approvals to commercialize the LVAS or any other product that we may develop, our products may not gain market acceptance among physicians, patients, health care payers or the medical community.

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
If the LVAS, or any other product that we may develop, is approved but does not achieve an adequate level of acceptance by physicians, patients, health care payers and the medical community, we may not generate product revenue and we may not become profitable or be able to sustain profitability.
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
We currently manufacture our LVAS at our facilities in Miami Lakes, Florida. If there were a disruption to our existing manufacturing facility, for example, due to a hurricane, we would have no other means of manufacturing our LVAS until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities.
If we were unable to produce sufficient quantities of our LVAS for use in our current and planned clinical trials, or if our manufacturing process yields substandard LVAS, our development and commercialization efforts would be delayed.
We currently have limited resources, facilities and experience to commercially manufacture our products. In order to produce our products in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase substantially the production process over the current level of production. There are technical challenges to increasing manufacturing capacity, and developing commercial-scale manufacturing facilities would require the investment of substantial additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase in a timely or economically viable manner or at all. If we are unable to do so, we may not be able to produce our LVAS in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, if at all.
If we are unable to manufacture a sufficient supply of our LVAS, or if we cannot do so efficiently, our revenues, business and financial prospects would be adversely affected.

Fluctuations in foreign currency exchange rates could adversely affect our financial results.
Changes in foreign currency exchange rates can affect the value of our assets, liabilities, costs and revenues. To date, all of our capital raising activities has been undertaken in Australian dollars while most of our expenditures are incurred in US dollars. We try to mitigate our exposure to currency exchange risks by holding some funds in US dollars. We may suffer losses as a result of exchange rate fluctuations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE LIMITED
Date: November 12, 2008	/s/ Douglas Godshall
Douglas Godshall
Chief Executive Officer

Date: November 12, 2008	/s/ David McIntyre
David McIntyre
Chief Financial Officer and Chief Business Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002