Form 10-K/A
period 2008-12-31
HeartWare International, Inc.
filed 2009-04-29
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note
HeartWare International, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 26, 2009, solely for the purposes of amending and restating Items 10, 11, 12, 13 and 14 of Part III to provide certain information required by such items, and amending and restating Item 15 to provide updated certifications from our Chief Executive Officer and Chief Financial Officer contained in Exhibits 31.1, 31.2, 32.1 and 32.2 and to provide certain additional exhibits.
Except as discussed above, we have not modified or updated disclosures presented in the original Annual Report on Form 10-K. Accordingly, unless otherwise expressly stated, this Amendment No. 1 to Annual Report on Form 10-K does not reflect events that occurred after the filing of the original Annual Report on Form 10-K or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 to Annual Report on Form 10-K should be read in conjunction with the original Annual Report on Form 10-K and periodic and current reports made with the SEC subsequent to the date of the filing of the original Annual Report on Form 10-K, including any amendments to those filings.

Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective ages are as follows:

Name	Age	Position
DIRECTORS:
Robert Thomas	64	Chairman and Director
Seth Harrison	48	Deputy Chairman and Director
Douglas Godshall	44	Executive Director, President and Chief Executive Officer
Christine Bennett	53	Director
Denis Wade	71	Director
Robert Stockman	55	Director
Timothy Barberich	61	Director
C. Raymond Larkin, Jr.	60	Director
EXECUTIVE OFFICERS:
Douglas Godshall	44	Director, President and Chief Executive Officer
David McIntyre	38	Chief Financial Officer and Chief Operating Officer, Company Secretary
Jeffrey LaRose	47	Chief Scientific Officer
David Hathaway	61	Chief Medical Officer
Lauren Farrell	41	Vice President, Finance
Ramon Paz	51	Vice President, Quality Assurance
James Schuermann	41	Vice President, Sales and Marketing
Barry Yomtov	53	Vice President, Product Development
Biographical Summaries
Robert Thomas. Mr. Thomas has been our director and non-executive chairman since November 2004. He is currently a director of a number of Australian public companies, including Virgin Blue Holdings Limited and Tower Australia Limited. Between October 2004 and September 2008, Mr. Thomas was a consultant to Citigroup Corporate and Investment Bank and was Chairman of Global Corporate and Investment Bank, Australia and New Zealand of Citigroup Global Markets Australia Pty Limited between March 2003 and September 2004. Prior thereto, Mr. Thomas was CEO of Citigroup’s (formerly known as Salomon Smith Barney) Corporate and Investment Bank, Australia and New Zealand from October 1999 until February 2003. Mr. Thomas holds a Bachelor of Economics from Monash University, Australia. He is currently Chairman of the Securities Derivatives Industry Association of Australia and is a Master Stockbroker and has also been a member of the Securities Institute of Australia for almost four decades and a Fellow for a decade.
Seth Harrison. Dr. Harrison has been our director and deputy chairman and non-executive director since November 2004 and was Chief Executive Officer of HeartWare, Inc. from July 2003 through November 2004. Since September 1999, Dr. Harrison has been Managing General Partner of Apple Tree Partners I, L.P., an early stage life sciences venture capital firm, which is our major shareholder. Prior to September 1999, he held senior executive positions with Oak Investment Partners, Sevin Rosen Funds and Nazem & Company. Dr. Harrison received a Bachelor of Arts from Princeton University. He received his medical degree and a Masters of Business Administration from Columbia University and completed a surgery internship at Columbia Presbyterian Hospital in New York. He serves on the board of and chairs the Finance Committee of the International Partnership for Microbicides, a Rockefeller Foundation/Gates Foundation-sponsored public-private partnership engaged in the development of anti-HIV microbicides. Dr. Harrison is also Vice Chairman of the Board of Trustees of the New York Studio School for Drawing, Painting and Sculpture.
Douglas Godshall. Mr. Godshall has been our Chief Executive Officer since September 2006 and became a director in October 2006. Prior to joining HeartWare, Mr. Godshall served in various executive and managerial positions at Boston Scientific Corporation, where he had been employed since 1990, including as a member of Boston Scientific’s Operating Committee and since January 2005, as President, Vascular Surgery. Prior thereto, Mr. Godshall spent 5 years as Vice President, Business Development, at Boston Scientific, where he was focused on acquisition strategies for the cardiology, electrophysiology, neuroradiology and vascular surgery divisions. Mr. Godshall has a Bachelor of Arts in Business from Lafayette College and Masters of Business Administration from Northeastern University in Boston, Massachusetts.

Christine Bennett. Dr. Bennett has been a director since December 2004. In June 2008 Dr. Bennett was appointed to her current position as Chief Medical Offcier, Bupa Australia Limited, Australia’s largest privately operated health insurer and a business of the Bupa Group a global health and care company. Dr. Bennett also holds the position of Chair of the National Health and Hospitals Reform Commission appointed by the Prime Minister of Australia in February 2008 to prepare a longterm reform plan for the Australian health system by June 2009. Previously Dr. Bennett was Group Executive, Health and Financial Solutions and Chief Medical Officer of MBF Australia Limited. Prior thereto, Dr. Bennett held the position of Chief Executive Officer and Managing Director of Research Australia, a national body of Australian organizations and companies that are committed to making health and medical research a higher national priority in Australia and globally, from September 2002 to May 2006. Dr. Bennett has also been the Chief Executive Officer and Managing Director of Total Healthcare Enterprises Limited from September 2001 to August 2002, a partner of KPMG Australia in the health and life sciences area from May 2000 to September 2001 and Chief Executive Officer of Westmead Hospital and Health Service in Sydney from May 1997 to May 2000. Dr. Bennett has over thirty years experience in the Australian health sector in senior executive, strategic and clinical roles. Specifically, Dr. Bennett brings substantial experience as a specialist clinician, strategist and planner and chief executive in both the public and private sectors. Dr. Bennett holds a Bachelor of Medicine and Surgery (from the University of Sydney, Australia), Master of Paediatrics (from the University of New South Wales, Australia) and is a Fellow of the Royal Australasian College of Physicians.
Denis Wade. Dr. Wade has been our director since December 2004. From 1998 until his retirement in 2003, Dr. Wade was Managing Director of Johnson & Johnson Research Pty Ltd, a research arm of Johnson & Johnson. Dr. Wade is the former Foundation Professor of Clinical Pharmacology at the University of New South Wales in Australia. Dr. Wade also serves on industry bodies in Australia, is a former President of the Australian Society of Clinical and Experimental Pharmacology and has held senior positions in the International Union of Pharmacology, serving as Chairman of the Clinical Pharmacology Section. Dr. Wade holds a Bachelor degree in Medicine and Surgery from the University of New South Wales (Australia) and a Doctorate in Philosophy from Oxford (in the United Kingdom). He was awarded an Honorary Doctorate in Science from the University of New South Wales. He is a Fellow of the Royal Australasian College of Physicians, the Australian Institute of Company Directors and the Australian Academy of Technological Sciences and Engineering.
Denis Wade. Dr. Wade has been a director since December 2004. From 1998 until his retirement in 2003, Dr. Wade was Managing Director of Johnson & Johnson Research Pty Ltd, a research arm of Johnson & Johnson. Dr. Wade is the former Foundation Professor of Clinical Pharmacology at the University of New South Wales in Australia. He has served on a number of industry and Government bodies in Australia, is a former President of the Australian Society of Clinical and Experimental Pharmacology and Toxicology and has held senior positions in the International Union of Pharmacology, serving as Chairman of the Clinical Pharmacology Section. Dr. Wade holds a Bachelor degree in Medicine and Surgery from the University of Sydney (Australia) and a Doctorate in Philosophy from Oxford (in the United Kingdom). He was awarded an Honorary Doctorate in Science from the University of New South Wales. He is a Fellow of the Royal Australasian College of Physicians and the Australian Academy of Technological Sciences and Engineering. He was appointed a member of the Order of Australia in 1999.
Robert Stockman. Mr. Stockman has been our director since December 2006. Since 1999, Mr. Stockman has been the President and Chief Executive Officer of Group Outcome LLC, a U.S.-based merchant banking firm which deploys its capital and that of its financial partners in private equity and venture capital investments in medical technology companies. He is also the co-founder and Chairman of REVA Medical, Inc, an interventional coronary medical device company. Prior to establishing Group Outcome LLC, Mr. Stockman spent eighteen years with Johnston Associates and Narragansett Capital Corporation, where he focused on venture capital investments in healthcare. Mr. Stockman holds a Bachelors Degree from Harvard College and a Master in Business Administration from The Tuck School at Dartmouth College.

Timothy Barberich. Mr. Barberich has been our director since April 2008. He is the founder and former president, chief executive officer and chairman of Marlborough, Massachusetts-based Sepracor Inc., a publicly traded pharmaceutical company. He founded Sepracor in 1984 and was president and chief executive officer through 1999 when he also became chairman. He retired in May 2007 but remains Sepracor’s chairman. He also serves on the boards of BioSphere Medical, Gemin X Biotechnologies, Resolyx Pharmaceuticals and serves on the Board of Trustees of Boston Medical Center. Prior to founding Sepracor, Mr. Barberich spent 10 years as a senior executive at Bedford, Massachusetts-based Millipore Corporation, a company that provides separations products to the life science research, pharmaceutical, biotechnology and electronic markets. Mr. Barberich is a graduate of Kings College. He holds a Bachelors of Science degree in Chemistry.
C. Raymond Larkin, Jr. Mr. Larkin has been our director since October 2008. He is chairman of Align Technology, Inc. (Nasdaq:ALGN) and Novasys Medical, Inc. Align Technology is engaged in the design, manufacture and marketing of novel orthodontic products. Novasys Medical is a privately held company focused on the development of innovative therapies in women’s health. He is also a director of Neuropace, a privately held company developing implantable devices for treating neurological disorders, and TherOx, a company focused on treating oxygen-deprived tissue in heart-attack victims. He is also a Venture Partner at Cutlass Capital, a healthcare venture capital firm, and an Executive Committee Member at Synecor, an incubator of innovative early stage medical technologies. Mr. Larkin spent some 15 years with critical care device company Nellcor, which he joined in 1983 as Vice President Sales and Marketing. He was appointed President and Chief Executive Officer of Nellcor in 1989. Larkin subsequently served as Chairman and Chief Executive Officer of Eunoe, Inc., a company focused on neurological disorders, until it was acquired by Integra LifeSciences Holdings Corporation in 2005.
David McIntyre. Mr. McIntyre has been our Chief Financial Officer and Company Secretary since February 2005, and our Chief Operating Officer since August 2008. From November 2003 to February 2005, Mr. McIntyre was Chief Financial Officer and General Counsel with Unilife Medical Solutions Limited. Mr. McIntyre was also in private practice as a senior attorney with KPMG Legal from May 2003 to October 2003 and Legal and Business Affairs Manager with Bulldogs League Club Limited from November 2001 to April 2003. Prior thereto, he was a senior attorney in private practice specializing in corporate, mergers and acquisitions and capital markets with Baker & McKenzie. Mr. McIntyre has also held senior financial reporting roles in multinational companies, among them Coal & Allied Limited, an ASX-listed subsidiary of the Rio Tinto group of companies. Mr. McIntyre holds a Bachelor of Economics (in Accounting) from the University of Sydney (in Australia) as well as a Bachelor of Law from the University of Technology, Sydney (in Australia). He is a Certified Practising Accountant (CPA), is admitted as a Legal Practitioner of the Supreme Court of New South Wales (in Australia) and is a member of the Law Society of New South Wales.
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
David Hathaway. Dr. Hathaway is our Chief Medical Officer responsible for all medical and clinical affairs, including the design and execution of HeartWare’s clinical trial program. Prior to joining HeartWare, Dr. Hathaway served as a private consultant in the biotechnology and medical device industry from October 2006 to June 2008. From June 2003 to September 2006, Dr. Hathaway was the Chief Medical Officer of Arginox Pharmaceuticals. Prior to joining Arginox, Dr. Hathaway was Vice President, Clinical Development at Restoragen from May 2001 to February 2003. Dr. Hathaway was previously Vice President of Medical Affairs with Knoll Pharmaceutical Company until it was acquired by Abbott Laboratories. He oversaw the Medical Affairs Department and was responsible for clinical research, regulatory affairs, medical information and drug advocacy. Prior to joining Knoll, Dr. Hathaway was Vice President, Cardiovascular Drug Discovery at Bristol-Myers Squibb, where he managed a team of 90 scientists. Before transitioning to a corporate career, he was Division Chief and Director of the Krannert Institute of Cardiology at the Indiana University School of Medicine, where he practiced for more than 14 years. He also served as a Clinical Associate and Cardiology Fellow at the National Institutes of Health in Bethesda, Md. Dr. Hathaway has been section editor (Cardiovascular Diseases) of Kelley’s Textbook of Medicine and a member of the editorial boards of the Journal of Clinical Investigation, the Journal of the American College of Cardiology and Circulation. He has authored over 80 scientific and medical publications and is an inventor on 13 U.S. patents and 8 pending U.S. patent applications. He is a member of the Association of American Physicians, the American College of Physicians and the American Society for Clinical Investigation and is a fellow in the American College of Cardiology. He earned his medical degree from the Indiana University School of Medicine.

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
James Schuermann. Mr. Schuermann joined HeartWare in September 2007 as Vice President, Sales and Marketing. He has overall responsibility for HeartWare’s sales and marketing activities across all markets. Mr. Schuermann has over 15 years sales and marketing experience in the medical device arena. Prior to joining HeartWare, he spent nine years in sales and marketing at Boston Scientific Corporation. Over this time he progressed from sales through product management until being appointed Director of Marketing in 2005. Before joining Boston Scientific, he spent 5 years in medical sales and sales management at Sherwood Davis & Geck. Mr. Schuermann received his undergraduate degree in marketing from Kelley School of Business, Indiana University, Bloomington, and his MBA from Ageno School of Business, Golden Gate University, San Francisco.
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
Based solely upon information furnished to us and contained in reports filed with the SEC, as well as any written representations that no other reports were required, we believe that all SEC filings of our directors, executive officers and beneficial owners of greater than ten percent complied with Section 16 of the Exchange Act, except that Apple Tree Partners I, L.P. and Dr. Seth Harrison filed a Form 4 one day late.

Board and Board Committees
Prior to our redomiciliation from Australia to Delaware in November 2008, the Board of Directors of our predecessor, HeartWare Limited, was not classified and comprised eight members: Rob Thomas, Denis Wade, Christine Bennett, Robert Stockman, Seth Harrison, Douglas Godshall, Timothy Barberich and C. Raymond Larkin, Jr. Since the redomiciliation in November 2008, our Board of Directors has comprised the same eight individuals but is divided into three classes: Denis Wade and Christine Bennett serving as Class I Directors, Douglas Godshall, Seth Harrison and Robert Stockman serving as Class II Directors, and Robert Thomas, Timothy Barberich and C. Raymond Larkin, Jr. serving as Class III Directors. Class I Directors, Class II Directors and Class III Directors are serving an initial term expiring at our annual meeting of stockholders to be held in 2009, 2010 and 2011, respectively.
Prior to our redomiciliation from Australia to Delaware in November 2008, the Board of Directors of our predecessor, HeartWare Limited, had an Audit & Compliance Committee (consisting of Christine Bennett (Chairman), Robert Thomas and Denis Wade) and a Nomination & Remuneration Committee (consisting of Robert Thomas (Chairman), Seth Harrison, Denis Wade and Christine Bennett). Following the redomiciliation, our Board of Directors has appointed three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.
Audit Committee
The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements. The Audit Committee also reviews the qualifications, independence and performance, and approve the terms of engagement of the Company’s independent auditor. The Audit Committee is governed by a written charter approved by our Board of Directors, a copy of which is available from the corporate governance section of our website at www.heartware.com.
The Audit Committee currently consists of Robert Stockman (Chairman), Christine Bennett, Robert Thomas and Denis Wade, all of whom are “independent” as defined by applicable SEC rules and the NASDAQ listing standards. The Board of Directors has determined that Mr. Stockman qualifies as an “audit committee financial expert” as defined under the SEC rules.
Compensation Committee
The Compensation Committee supervises and reviews the affairs of the Company as they relate to the compensation and benefits of executive officers of the Company. In carrying out these responsibilities, the Compensation Committee reviews all components of executive compensation for consistency with the Company’s compensation philosophy and with the interests of the Company’s stockholders. The Compensation Committee is governed by a written charter approved by our Board of Directors, a copy of which is available from the corporate governance section of our website at www.heartware.com.
The Compensation Committee currently consists of Timothy Barberich (Chairman), Denis Wade, Robert Thomas and Christine Bennett, all of whom are “independent” as defined by the NASDAQ listing standards.
Nominating and Governance Committee
The Nominating and Governance Committee oversees the director nomination and corporate governance matters of the Company. Its primary responsibilities are to: (i) identify individuals qualified to become board members; (ii) select, or recommend to the Board of Directors, director nominees for each election of directors; (iii) develop and recommend to the Board of Directors criteria for selecting qualified director candidates; (iv) consider committee member qualifications, appointment and removal; (v) recommend corporate governance principles, codes of conduct and compliance mechanisms applicable to the Company, and (vi) provide oversight in the evaluation of the Board of Directors and each committee. The Nominating and Governance Committee is governed by a written charter approved by our Board of Directors, a copy of which is available from the corporate governance section of our website at www.heartware.com.

The Nominating and Governance Committee currently consists of C. Raymond Larkin, Jr. (Chairman), Robert Thomas and Timothy Barberich, all of whom are “independent” as defined by the NASDAQ listing standards.
Following our redomiciliation from Australia to Delaware in November 2008, our stockholders who desire to nominate a director, must comply with, among others, the advance notice procedures set forth in the Company’s Bylaws adopted by our Board of Director pursuant to Delaware General Corporation Law. Generally, in order to nominate directors at an annual meeting of stockholders, a stockholder must provide the Company’s secretary with a written notice containing certain required information at least 120 calendar days in advance of the first anniversary of the date that the Company’s proxy statement was released to stockholders in connection with the previous year’s annual meeting of stockholders. In order to nominate directors at a special meeting of stockholders for the election of directors, the stockholder notice must be delivered to our secretary not earlier than the 90th day prior to such special meeting and not later than the close of business on the later of the 70th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the board of directors to be elected at such meeting.
Code of Business Conduct and Ethics
Our Board of Directors has adopted a Code of Business Conduct and Ethics which meets the definition of “code of ethics” under the SEC rules. The Code of Business Conduct and Ethics applies to our principal executive officer, principal financial officer, principal accounting officer and other officers, employees and directors of the Company. A copy of the Code of Business Conduct and Ethics is available from the corporate governance section of the Company’s website at www.heartware.com.
Item 11. EXECUTIVE COMPENSATION
As a “smaller reporting company” we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to Part III, Item 11 — Executive Compensation. Under the scaled disclosure requirements we are not required to provide a Compensation Discussion and Analysis or certain other tabular and narrative disclosures relating to executive compensation.
Compensation of Named Executive Officers
The following summary compensation table sets forth compensation information for our last two fiscal years ending December 31 2007 and 2008 with regard to (i) our Chief Executive Officer, and (ii) our other two most highly compensated executive officers during fiscal 2008, to whom we refer collectively as the “named executive officers.”
SUMMARY COMPENSATION TABLE
For the Years Ended December 31, 2008 and 2007

							Non-Equity
						Option	Incentive Plan
					Stock Awards	Awards	Compensation		All Other
Name and Principal		Salary	Bonus		(1)	(2)	(3)		Compensation		Total
Position	Year	($)	($)		($)	($)	($)		($)		($)
Douglas Godshall	2008	350,000	—		107,503	668,375	85,000	(4)	—		1,210,878
Chief Executive Officer	2007	350,000	—		—	1,274,759	71,250		—		1,696,009

David McIntyre	2008	225,000	55,000	(5)	54,790	31,648	—		108,000	(7)	474,438
Chief Financial Officer and	2007	225,000	45,000	(6)	6,737	76,202	—		108,000	(7)	460,939
Chief Operating Officer

Jeffrey La Rose	2008	225,000	55,000	(5)	41,093	42,819	—		—		363,912
Chief Scientific Officer	2007	225,000	45,000	(6)	5,052	84,783	—		—		359,835

(1)	Represents compensation expense recognized by us in 2008 and 2007 for financial accounting purposes in accordance with SFAS 123R related to restricted stock unit awards. It does not reflect compensation actually received by the named executive officer. All restricted stock units, or stock awards, are issued with an exercise price of nil. The assumptions made in the valuation of such awards are set forth under Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009. All 2007 amounts were converted into US dollars using the average exchange rate for the fiscal year 2007 of AU$1.00 = US$0.8384. All 2008 amounts were converted into US dollars using the average exchange rate for the fiscal year 2008 of AU$1.00 = US$0.8530.

(2)	Represents compensation expense recognized by us in 2008 and 2007 for financial accounting purposes in accordance with SFAS 123R related to employee stock option awards. It does not reflect compensation actually received by the named executive officer. The assumptions made in the valuation of such awards are set forth under Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009. Option awards were granted with exercise prices in Australian dollars. All 2007 amounts were converted into US dollars using the average exchange rate for the fiscal year 2007 of AU$1.00 = US$0.8384. All 2008 amounts were converted into US dollars using the average exchange rate for the fiscal year 2008 of AU$1.00 = US$0.8530.

(3)	Amounts reported represent a cash incentive compensation award paid in conjunction with the terms of Mr. Godshall’s employment agreement as described below.

(4)	On August 14, 2008, the Company announced that it proposed to seek stockholder approval to grant our Chief Executive Officer, Mr. Godshall, 1.2 million performance rights under the HeartWare Limited Performance Rights Plan. Following redomiciliation, this grant is equivalent to the Company issuing Mr. Godshall with 34,285 restricted stock units (applying a 35:1 ratio). The Board of Directors proposes to seek such stockholder approval, as required by the listing rules of the Australian Securities Exchange, at its stockholder meeting to be held during mid-2009.

(5)	Represents cash bonus paid on January 2, 2009 as part of Company-wide discretionary bonus program in recognition of the achievement of corporate milestones.

(6)	Represents cash bonus paid on October 31, 2007 as part of Company-wide discretionary bonus program in recognition of the achievement of corporate milestones.

(7)	Includes twelve monthly after-tax payments of approximately US$6,000 (gross cost US$9,000) for the purposes of assisting Mr. McIntyre with the provision of comparative housing, financing of motor vehicles, rental shortfall on his Australian residence and other incremental recurring costs associated with his relocation to the United States.
Employment Agreements and Severance Arrangements
All of our executive officers have employment agreements, including the Chief Executive Officer and the other named executive officers. These contracts do not have a fixed term, and the executives serve on an “at will” basis.
Employment agreements with our named executive officers generally include certain restrictive covenants, including non-competition, non-solicitation, and non-disparagement clauses for the term of their employment and for a period of time after termination of employment. Each named executive officer also has entered into a Proprietary Information, Confidentiality and Inventions Assignment Agreement whereby the named executive officer, amongst other things, assigns all rights, including all intellectual property rights, to us without further compensation.
Below is a summary of each named executive officer’s employment agreement.
Doug Godshall, President, Chief Executive Officer and Executive Director
As Chief Executive Officer, Mr. Godshall is responsible for our day-to-day management, as well as for planning and directing all of our policies, objectives and initiatives.

Key elements of Mr. Godshall’s employment agreement include:
•	Annual salary of $350,000.
•	An annual incentive compensation target award of $75,000 subject to satisfaction of performance criteria agreed upon between Mr. Godshall and the Board of Directors on an annual basis.
•	Full participation in our employee benefits program, including life and disability insurance (short and long term), health and group dental.
•	Mr. Godshall is entitled to a period of notice on termination in various circumstances, including where we terminate Mr. Godshall’s employment “without cause”. If Mr. Godshall’s employment is terminated by us without “cause” or by Mr. Godshall for “good reason”, as those terms are defined in his employment agreement, the Company will pay Mr. Godshall’s base salary for a period of 12 months and provide continuation of health benefits for up to 12 months.
•	If Mr. Godshall’s employment is terminated without “cause” or by Mr. Godshall with “good reason”, within 18 months after a “change in control”, as those terms are defined in his employment agreement, the Company shall pay Mr. Godshall a lump-sum payment of two times the sum of his base salary plus his most recent incentive compensation award and provide continuation of health benefits for up to 24 months.
Mr. Godshall’s employment agreement does not include a fixed term. Mr. Godshall does not receive any additional compensation, except as provided above, for his role as an executive director of the Company.
Mr. Godshall’s annual incentive compensation award, targeted at $75,000 for the year ending December 31, 2008, was determined based on whether and to the extent the following criteria have been satisfied:

Criteria	% of Bonus

• Successful completion of initial phase of USE IDE clinical trial.	25%

• Receipt of CE Marking in Europe.	15%

• Advancement of MVAD to next development milestone.	10%

• Implementation of branding and product differentiation strategy.	5%

• Training and stocking of 20 sites in the United States.	10%

• Development of corporate financing opportunities.	25%

• Development of global marketing strategy.	10%
The above objectives for Mr. Godshall were discussed, negotiated and agreed by Mr. Godshall and Mr. Robert Thomas, Chairman of the Company in early 2008. Mr. Thomas provided his initial suggestions on the objectives to Mr. Godshall and then the appropriateness of these objectives, and their respective weightings, were agreed by Mr. Thomas and Mr. Godshall following a series of discussions and communications. The objectives and their respective weightings were then approved by the Board of Directors.
The actual incentive compensation award paid of $85,000, 113% of target, was determined by the Board of Directors in recognition of the Company’s extraordinary progress during 2008, including securing state-of-the art Class 100,000 clean room facilities to drive expansion of the Company’s manufacturing capabilities, the receipt of ISO 13485 certification for those premises, securing $30 million in capital, the receipt of an Investigational Device Exemption from the US Food and Drug Administration, the commencement of the Company’s first US implants, redomiciliation to the United States, first revenues and the imminent commercialization of the Company’s first products in Europe and Australia.

In addition, on December 29, 2008, the Board of Directors determined to pay Mr. Godshall a one-time bonus of $200,000 in recognition of efforts relating to the Company’s future capital raising opportunities, developments in relation to the Thoratec transaction (discussed below) and the Company’s eligibility for a NASDAQ listing. The payment of this additional amount was conditional on the Company listing on the NASDAQ stock market and the securing of additional debt or equity-based financing. These conditions were subsequently met, and the bonus payment was made, in late February 2009.
Also, in February 2009, in connection with (i) the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 12, 2009, entered into by HeartWare International, Inc., a Delaware corporation, with Thoratec Corporation, a California corporation (“Thoratec”), Thomas Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Thoratec, and Thomas Merger Sub II, Inc., a Delaware corporation and a direct wholly owned subsidiary of Thoratec, (ii) a retrospective compensation review, (iii) negotiations with Thoratec and (iv) a view to fostering continued employment, HeartWare, Inc., a Delaware corporation and subsidiary of HeartWare, entered into a retention bonus agreement with Mr. Godshall, (a “Retention Bonus Agreement”).
Mr. Godshall’s Retention Bonus Agreement provides for the payment of $3,300,000 upon the close of the merger (the “Closing”), subject to his continued employment through the Closing and his entering into a consulting agreement with Thoratec that has a term of at least three months. In the event that, prior to the Closing, Mr. Godshall’s employment is terminated by us without “cause” or he resigns for “good reason”, as those terms are defined in his employment agreement, the retention bonus, whether vested or unvested, will be paid in full, provided that Mr. Godshall enters into a general release of claims.
David McIntyre, Chief Financial Officer, Chief Operating Officer and Company Secretary
As Chief Financial Officer, Chief Operating Officer and Company Secretary, Mr. McIntyre is responsible for directing our manufacturing, operational, financial, taxation, compliance (non-clinical), legal and company secretarial functions. Mr. McIntyre’s employment agreement does not include a fixed term and may be terminated by either party at will.
Key elements of Mr. McIntrye’s employment agreement include:
•	Annual salary of $225,000 plus a relocation allowance of $108,000 per annum.
•	An annual performance bonus as determined by the Board of Directors in its discretion.
•	Full participation in our employee benefits program, including life and disability insurance (short and long term), health and group dental. Mr. McIntyre is also entitled to reimbursement for travel by him and his family to Australia once per year and in the event of a death in their immediate family.
•	Mr. McIntyre is entitled to a period of notice on termination in various circumstances, including where we terminate Mr. McIntyre’s employment without “cause”. If Mr. McIntyre’s employment is terminated by us without “cause” or by Mr. McIntyre for “good reason”, as those terms are defined in his employment agreement, the Company will pay Mr. McIntyre’s base salary for a period of 12 months and provide continuation of health benefits for up to 12 months.
•	If Mr. McIntyre’s employment is terminated by us without “cause” or by Mr. McIntyre for “good reason” within 18 months after a “change in control”, as those terms are defined in his employment agreement, the Company will pay Mr. McIntyre the aggregate of two times his plus the amount of his most recent annual bonus and provide continuation of health benefits for up to 24 months.
•	Upon termination of employment, for any reason, the Company shall reimburse Mr. McIntyre for relocation costs associated with his relocation to Australia including one home-finding trip, actual cost of relocation, up to 60 days of temporary accommodation and living and certain costs related to the purchase of a new home as well as a cash payment equal to one month’s base salary to cover miscellaneous out-of-pocket expenses.

On December 29, 2008 the Board of Directors determined to pay Mr. McIntyre a one-time bonus of $150,000 in recognition of his contributions to the Company’s progress (as described above in relation to Mr. Godshall’s bonus). The payment of this additional amount was conditional on the Company listing on the NASDAQ stock market and the securing of additional debt or equity-based financing. These conditions were subsequently met, and the bonus payment was made, in late February 2009.
Also, in February 2009, in connection with (i) the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 12, 2009, entered into by HeartWare International, Inc., a Delaware corporation, with Thoratec Corporation, a California corporation (“Thoratec”), Thomas Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Thoratec, and Thomas Merger Sub II, Inc., a Delaware corporation and a direct wholly owned subsidiary of Thoratec, (ii) a retrospective compensation review, (iii) negotiations with Thoratec and (iv) a view to fostering continued employment, HeartWare, Inc., a Delaware corporation and subsidiary of HeartWare, entered into a retention bonus agreement with Mr. McIntyre, (a “Retention Bonus Agreement”).
Mr. McIntyre’s Retention Bonus Agreement provides for payments totaling $2,100,000 that vest and are paid in two equal installments (subject to accelerated vesting that may occur pursuant to termination, resignation, death, or disability). Mr. McIntyre receives his first installment if he remains employed through the close of the merger (the “Closing”) and the second installment on the first anniversary of the Closing, on the condition that he remain employed through that date. In the event that, prior to the Closing, Mr. McIntyre employment is terminated by us without “cause” (as defined by the executive’s employment agreement), he resigns for “good reason” (as defined by the executive’s employment agreement), or he resigns for any reason after six consecutive months of service with Thoratec following the Closing (and provides three months notice from the resignation date), the retention bonus, whether vested or unvested, will be paid in full, provided that Mr. McIntyre enters into a general release of claims.
Jeffrey LaRose, Chief Scientific Officer
As Chief Scientific Officer, Mr. LaRose is responsible for directing and managing the Company’s research and development activities.
Key elements of Mr. LaRose’s employment agreement include:
•	Annual salary of $225,000.
•	An annual bonus award as determined by the Board of Directors in its discretion.
•	Full participation in our employee benefits program, including life and disability insurance (short and long term), health and group dental.
•	Mr. LaRose is entitled to a period of notice on termination in various circumstances, including where we terminate Mr. LaRose’s employment “without cause.” If Mr. LaRose’s employment is terminated by us without “cause” or by Mr. LaRose for “good reason,” as those terms are defined in his employment agreement, the Company will pay Mr. LaRose’s base salary for a period of 12 months and provide continuation health benefits for up to 12 months.
•	If Mr. LaRose’s employment is terminated without “cause” or by Mr. LaRose with “good reason,” within 18 months after a “change in control”, as those terms are defined in his employment agreement, the Company will pay Mr. LaRose a lump-sum payment of two times the aggregate of his base salary plus the amount of his most recent incentive compensation award and provide continuation health benefits for up to 24 months.
Also, in February 2009, in connection with (i) the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 12, 2009, entered into by HeartWare International, Inc., a Delaware corporation, with Thoratec Corporation, a California corporation (“Thoratec”), Thomas Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Thoratec, and Thomas Merger Sub II, Inc., a Delaware corporation and a direct wholly owned subsidiary of Thoratec, (ii) a retrospective compensation review, (iii) negotiations with Thoratec and (iv) a view to fostering continued employment, HeartWare, Inc., a Delaware corporation and subsidiary of HeartWare, entered into a retention bonus agreement with Mr. LaRose (a “Retention Bonus Agreement”).

Mr. LaRose’s Retention Bonus Agreement provides for payments totaling $1,700,000 that vest and are paid in two equal installments (subject to accelerated vesting that may occur pursuant to termination, resignation, death, or disability). Mr. LaRose receives his first installment if he remains employed through the close of the merger (the “Closing”) and the second installment on the first anniversary of the Closing, on the condition that he remain employed through that date. In the event that, prior to the Closing, Mr. LaRose’s employment is terminated by us without “cause” (as defined by the executive’s employment agreement), he resigns for “good reason” (as defined by the executive’s employment agreement), or he resigns for any reason after six consecutive months of service with Thoratec following the Closing (and provides three months notice from the resignation date), the retention bonus, whether vested or unvested, will be paid in full, provided that Mr. LaRose enters into a general release of claims.
Equity Awards
The following table summarizes all outstanding equity awards for the named executive officers as of December 31, 2008:
OUTSTANDING EQUITY AWARDS
AT DECEMBER 31, 2008

	Option Awards						Stock Awards
							Equity
				Equity			Incentive
				Incentive			Plan Awards:		Equity Incentive
				Plan Awards:			Number of		Plan Awards:
				Number of			Unearned		Market or Payout
	Number of	Number of		Securities			Shares, Units		Value of Unearned
	Securities	Securities		Underlying	Option		or other		Shares, Units or
	Underlying	Underlying		Unexercised	Exercise		Rights That		Other Rights That
	Unexercised	Unexercised		Unearned	Price	Option	Have Not		Have Not Vested
	Options	Options		Options	(1)	Expiration	Vested		(2)
	(# Exercisable)	(# Unexercisable)		(#)	($)	Date	(#)		(#)
Douglas Godshall (3)	79,732	79,732	(4)		26.67	09/04/16	31,428	(5)	457,240
Chief Executive Officer

David McIntyre	5,458		(6)		14.55	01/31/10	11,428	(7)	166,264
Chief Operating Officer &	5,458		(6)		18.19	01/31/10	11,428	(8)	166,264
Chief Financial Officer	5,458		(6)		24.25	01/31/10
		5,458	(6)		36.37	01/31/10
	21,834		(9)		18.19	11/30/12
	2,856	2,858	(10)		26.67	10/28/16

Jeffrey LaRose	44,000		(6)		4.85	01/31/10
Chief Scientific Officer	16,374	5,460	(6)		12.12	04/27/15
	2,856	2,858	(10)		26.67	10/28/16
							8,571	(7)	124,698
							9,285	(8)	135,086

(1)	The exercise price per the option agreement as converted into US dollars using the exchange rate at December 31, 2008 of AU$1.00 = US$0.6928).

(2)	Represents the number of shares multiplied by the closing market price of the Company’s shares on December 31, 2008 as published by the Australian Securities Exchange (and converted into US$ using the exchange rate at December 31, 2008 of AU$1.00 = US$0.6928).

(3)	The Board of Directors has determined to grant 34,285 restricted stock units to Mr. Godshall with an exercise price of nil. However, the ASX Listing Rules require that all equity grants to Mr. Godshall be first approved by the Company’s stockholders and this approval has not yet been obtained. The Company plans to seek stockholder approval to grant these restricted stock units to Mr. Godshall in mid-2009. As such, the grant is not reflected in the table above.

(4)	Employee stock option award granted on September 27, 2006. The award vests in four equal installments on each anniversary of the date of grant.

(5)	Restricted stock awards granted in May 2008 with an exercise price of nil. The award vests in four equal tranches subject to the achievement of performance criteria related to the Company’s goals and objectives. The tranches are estimated to vest between 16 to 54 months. Any restricted stock units not vested 5 years from the date of grant automatically expire.

(6)	Employee stock option award granted on January 31, 2005. The award vests in four equal installments on each anniversary of the date of grant.

(7)	Restricted stock awards granted in November 2007. The awards vest in four equal tranches subject to the achievement of performance criteria related to the Company’s goals and objectives. The tranches are estimated to vest between 16 to 54 months. Any restricted stock units not vested 5 years from the date of grant automatically expire.

(8)	Restricted stock awards granted in August 2008. The awards vest in three tranches, the first tranche representing 50% of the total and the two subsequent tranches representing 25% of the total. The tranches vest on the achievement of performance criteria related to the Company’s goals and objectives. The tranches are estimated to vest between 22 to 43 months. Any restricted stock units not vested 5 years from the date of grant automatically expire.

(9)	Employee stock option award granted on November 30, 2005. The award vests in two equal installments on each anniversary of the date of grant.

(10)	Employee stock option award granted on October 28, 2006. The award vests in four equal installments on each anniversary of the date of grant.
DIRECTOR COMPENSATION
The following table sets out total compensation for the year ended December 31, 2008 to our non-executive directors. Executive directors do not receive compensation for their service as directors.
DIRECTOR COMPENSATION

						Change in Pension
						Value and
						Nonqualified
	Fees					Deferred
	Earned or				Non-Equity	Compensation
	Paid in	Stock	Option		Incentive Plan	Earnings	All Other
	Cash	Awards	Awards		Compensation	(3)	Compensation	Total
Name and Position	($)	($)	($) (2)		($)	($)	($)	($)
Robert Thomas (1) Chairman	102,360	—	19,699		—	9,212	—	111,572
Seth Harrison, M.D. Deputy Chairman	85,300	—	—		—	7,677	—	92,977
Dr. Christine Bennett (1) Non-executive director	51,180	—	166		—	4,606	—	55,786
Dr. Denis Wade (1) Non-executive director	—	—	166		—	55,786	—	55,786
Robert Stockman Non-executive director	61,184	—	33,333		—	—	—	61,184
Timothy J. Barberich Non-executive director	42,359	—	6,212		—	—	—	42,359
C. Raymond Larkin, Jr. Non-executive director	18,884	—	—	(4)	—	—	—	18,884

(1)	Amounts paid to directors are denominated in AU$ and are converted into US dollars using the average exchange rate for fiscal 2008 of AU$1.00 = US$0.8530.

(2)	Represents compensation expense recognized by us in 2008 and 2007 for financial accounting purposes in accordance with SFAS 123R related to stock option awards. It does not reflect compensation actually received by the Director. The assumptions made in the valuation of such awards are set forth under Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009. Option awards were granted with exercise prices in Australian dollars. All 2007 amounts were converted into US dollars using the average exchange rate for the fiscal year 2007 of AU$1.00 = US$0.8384. All 2008 amounts were converted into US dollars using the average exchange rate for the fiscal year 2008 of AU$1.00 = US$0.8530.

(3)	Statutory contributions of 9% of fees to a superannuation fund (i.e., pension) for Australian directors only. These amounts are paid in AU$ and are converted into US dollars using the average exchange rate for fiscal 2008 of AU$1.00 = US$0.8530.

(4)	On October 2, 2008 and in connection with Mr. Larkin’s appointment as a director, the Company announced that it proposed to seek stockholder approval to grant Mr. Larkin 200,000 options under the HeartWare Limited Employee Share Option Plan. Following redomiciliation, this grant is equivalent to the Company issuing Mr. Larkin with 5,714 restricted stock units (applying a 35:1 ratio). The Board of Directors proposes to seek such stockholder approval, as required by the listing rules of the Australian Securities Exchange, at its stockholder meeting to be held in mid-2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of March 31, 2009, information regarding beneficial ownership of shares of our common stock by the following:
•	each person, or group of affiliated persons, who is known by us to beneficially own 5% or more of any class of our voting securities;
•	each of our directors;
•	each of our named executive officers; and
•	all current directors and executive officers as a group.
Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership generally includes voting or investment power of a security and includes shares underlying options that are currently exercisable or exercisable within 60 days after the measurement date. This table is based on information supplied by our officers, directors and principal stockholders. Except as otherwise indicated, we believe that the beneficial owners of the shares of common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares.
Unless otherwise indicated, we deem shares of common stock subject to options that are exercisable within 60 days of March 31, 2009 to be outstanding and beneficially owned by the person holding the options for the purpose of computing percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

As of March 31, 2009, there were 8,868,102 shares of common stock outstanding.

	Number of
	Shares		Percent of
	Beneficially		Shares
Name and Address of Beneficial Owner	Owned		Outstanding
5% Shareholders Apple Tree Partners I, L.P.	2,673,965	(1)	30.2%
501 Kings Highway East, E-1 Fairfield, Connecticut 08625

Muneer A. Satter	1,371,428	(2)	15.5%
71 S. Wacker Drive, Suite 500 Chicago, IL 60606

FMR LLC	862,942	(3)	9.7%
82 Devonshire Street Boston, MA 02109

Directors and Named Executive Officers
Robert Thomas	133,486	(4)	1.5%

Dr. Seth Harrison	2,673,965	(5)	30.2%
Dr. Denis Wade	48,608	(6)	*
Dr. Christine Bennett	9,999	(7)	*
Robert Stockman	15,713	(8)	*
Timothy Barberich	2,857		*
C. Raymond Larkin	—		*
Douglas Godshall	90,454	(9)	1.0%
David McIntyre	50,179	(10)	*
Jeffrey LaRose	75,474	(11)	*
All directors and executive officers as a group (15 persons)	3,126,691	(12)	35.3%

*	Indicates less than 1%

(1)	Information based on Schedule 13G/A filed with the SEC on February 10, 2009 by Apple Tree Partners I, L.P. (the “Fund”), Apple Tree Ventures I, LLC, which is the sole general partner of the Fund (the “GP”), and Seth L. Harrison (“Harrison”), the sole managing member of the GP. As the sole general partner of the Fund, the GP may be deemed to own beneficially the reported shares. As the sole managing member of the GP, Harrison may also be deemed to beneficially own these shares.

(2)	Information based on Schedule 13G/A filed with the SEC by Muneer A. Satter on February 17, 2009. Represents shares owned by the following entities of which Muneer A. Satter or a member of his immediate family is the trustee or investment advisor: (i) Muneer A. Satter Revocable Trust, (ii) Satter Children’s Trust, (iii) Satter Family Trust, (iv) Kristen Hayler Hertel Revocable Trust, (v) Gordon and Barbara Anne Hertel Insurance Trust (vi) Albus Satter Insurance Trust (vii) Anne-Carole Wtiort Insurance Trust (vi) Albus Satter Insurance Trust (vii) Anne-Carole Witort Insurance Trust, (viii) Rose Shereen Fuqua Insurance Trust, (ix) Rabi H. Satter Insurance Trust and (x) The Satter Foundation. Mr. Satter expressly disclaims beneficial ownership of all such shares other than as attributed to him as a result of his sole voting and dispositive power of each trust.

(3)	Information based on Schedule 13G filed with the SEC by FMR LLC and Edward C. Johnson 3d on February 17, 2009. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC, is the beneficial owner of the reported shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the reported shares. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.

(4)	Includes 36,117 shares subject to options exercisable within 60 days of March 31, 2009, 61,427 shares held in trust and 17,142 shares held by Mr. Thomas’ spouse. Mr. Thomas disclaims beneficial ownership of shares held by his spouse.

(5)	Represents shares held by Apple Tree Partners I, L.P., the Company’s largest shareholder. Dr. Harrison is Managing General Partner in Apple Tree Partners I, L.P. Dr. Harrison disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(6)	Represents 41,466 shares held by a family trust and 7,142 shares subject to options exercisable within 60 days of March 31, 2009.

(7)	Includes 7,142 shares subject to options exercisable within 60 days of March 31, 2009.

(8)	Includes 1,428 shares subject to options exercisable within 60 days of March 31, 2009.

(9)	Includes 87,589 shares subject to options exercisable within 60 days of March 31, 2009.

(10)	Represents 49,379 shares subject to options exercisable within 60 days of March 31, 2009 and 800 shares held by Mr. McIntyre’s spouse.

(11)	Represents shares subject to options exercisable within 60 days of March 31, 2009.

(12)	Includes 289,799 shares subject to options exercisable within 60 days of March 31, 2009.

As described in our original Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 26, 2009, we entered into an Agreement and Plan of Merger with Thoratec Corporation and two of its subsidiaries on February 12, 2009. If the merger contemplated by such agreement is consummated, a change in control of the Company will result.
For equity compensation plan information, please refer to the “Equity Compensation Plans” section in Item 5 of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
In July 2008, Apple Tree Partners I, L.P. (“Apple Tree”), our largest stockholder, redeemed a convertible note issued by the Company in December 2004 to Apple Tree in the principal amount of AU$1.42 million (US$1.4 million) plus accrued interest of approximately AU$93,000 (US$89,000).
As disclosed in Item 12 above, Apple Tree Partners I, L.P. beneficially owns 2,673,965 shares of our common stock, representing 30.2% of our outstanding common stock, and may be deemed our parent.
Director Independence
We were not listed on any US national securities exchange or inter-dealer quotation system during the fiscal year ended December 31, 2008 but chose the NASDAQ listing standards to determine whether our directors are independent. Under such standards, our Board of Directors has determined that six of our directors (Robert Thomas, Denis Wade, Christine Bennett, Robert Stockman, Timothy Barberich and C. Raymond Larkin, Jr.) are, and the other two directors (Seth Harrison and Douglas Godshall) are not, independent directors.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to HeartWare International, Inc. or our predecessor, HeartWare Limited, for the fiscal years ended December 31, 2008 and 2007 by our independent auditors Grant Thornton LLP.

	2008	2007
Audit Fees [1]	$218,002	$220,885
Audit-related Fees [2]	59,254	24,164
Tax Fees [3]	10,181	16,402

	$287,437	$261,451

[1]	Audit fees are fees on an accrual basis for professional services rendered in connection with our annual audit, interim reviews, statutory filings and registration statements. Fees billed in 2007 include fees to Grant Thornton LLP in the US and Grant Thornton NSW in Australia.

[2]	Audit-Related fees include services related to assistance with compliance with regulatory requirements and other services, including redomiciliation to the United States.

[3]	Tax fees are fees for tax services related to tax compliance, tax planning and tax advice.

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

HeartWare Limited
Date: April 29, 2009	By:	/s/ Douglas Godshall
		Name:	Douglas Godshall
		Title:	Chief Executive Officer

Exhibit Index

Exhibit
No.	Description
2.1	Implementation Agreement, dated as of August 5, 2008, between HeartWare International, Inc. and HeartWare Limited. (14)

2.2	Agreement and Plan of Merger, dated as of February 12, 2009, among HeartWare International, Inc., Thoratec Corporation, Thomas Merger Sub I, Inc. and Thomas Merger Sub II, Inc. (15)

3.1	Certificate of Incorporation of HeartWare International, Inc.(4)

3.2	Bylaws of HeartWare International, Inc. (4)

10.01	Convertible Note between HeartWare Limited and Apple Tree Partners I, L.P. dated December 15, 2004 (1)

10.02	Securities Exchange Agreement between Apple Tree Partners I, L.P., Anthony Low-Beer, Edward Nerssissian, Garrett and Carol Thunen, HeartWare, Inc. and HeartWare Limited dated December 13, 2004 (1)

10.03	Lease Agreement, dated as of April 17, 2008, between JDRP Associates No. 1, Ltd. and HeartWare, Inc. (11)

10.04	Lease extension, dated as of February 23, 2004, between Sunbeam Properties, Inc. and HeartWare, Inc. (1)

10.05	Second lease extension, dated as of February 20, 2005, between Sunbeam Properties, Inc. and HeartWare, Inc. (1)

10.06	Sublease Agreement, dated June 1, 2006, between Starkey Laboratories, Inc. and HeartWare, Inc. (1)

10.07	Addendum to Sublease Agreement, dated as of June 1, 2006, between Starkey Laboratories, Inc. and HeartWare, Inc. (1)

10.08	Employment Agreement, dated as of December 5, 2008, between HeartWare International, Inc. and Douglas Godshall (6) +

10.09	Employment Agreement, dated as of December 5, 2008, between HeartWare International, Inc and David McIntyre (6) +

10.10	Employment Agreement, dated as of December 5, 2008, between HeartWare International, Inc. and Jeffrey LaRose (6) +

10.11	Employment Agreement, dated as of December 5, 2008, between HeartWare International, Inc. and James Schuermann (6) +

10.12	Employment Agreement, dated as of December 5, 2008, between HeartWare International, Inc. and Ramon Paz (6) +

10.13	Employment Agreement, dated as of April 21, 2008 between HeartWare Inc. and David R. Hathaway, M.D. (5) +

10.14	Separation Agreement between HeartWare, Inc. and Dozier Rowe dated May 13, 2008 (12) +

10.15	Clinical Investigation Agreement, dated as of March 21, 2006 between Medical University of Vienna and HeartWare, Inc. (1)

10.16	Clinical Investigation Agreement, dated as of February 17, 2006, between Royal Perth Hospital and HeartWare, Inc. (1)

10.17	Clinical Investigation Agreement, dated as of October 23, 2006, between Royal Brompton & Harefiled NHS Trust and HeartWare, Inc. (1)

10.18	Clinical Investigation Agreement, dated as of May 17, 2006, between Hannover Medical School and HeartWare, Inc. (1)

10.19	Production Services Agreement, dated August 17, 2006, between Minnetronix, Inc. and HeartWare, Inc. (2)

10.20	Servicing Agreement, dated August 17, 2006, between Minnetronix, Inc. and HeartWare, Inc. (1)

10.21	Sustaining Services and Clinical Support Agreement, dated August 17, 2006, between Minnetronix, Inc. and HeartWare, Inc. (1)

10.22	Form of Deed of Indemnity, Access and Insurance Agreement for directors and executive officers (1) +

10.23	Letter of Appointment as a Director of the Company dated December 1, 2006 between HeartWare Limited and Robert Stockman (1) +

10.24	Letter of Appointment as a Director of the Company dated December 15, 2004 between HeartWare Limited and Robert Thomas (1) +

10.25	Letter of Appointment as a Director of the Company dated December 15, 2004 between HeartWare Limited and Christine Bennett (1) +

10.25	Letter of Appointment as a Director of the Company dated December 15, 2004 between HeartWare Limited and Denis Wade (1) +

10.27	Letter of Appointment as a Director of the Company dated October 3, 2008 between HeartWare International, Inc. and Ray Larkin (13) +

Exhibit
No.	Description
10.28	Letter of Appointment as a Director of the Company dated April 29, 2008 between HeartWare International, Inc. and Timothy J. Barberich (13) +

10.29	HeartWare Limited Employee Share Option Plan Rules (1) +

10.30	HeartWare Limited Share Performance Rights Plan — Plan Rules (3) +

10.31	Incentive Option Agreement between HeartWare Limited and Dr Christine Bennett (13)

10.32	Incentive Option Agreement between HeartWare Limited and Dr Denis Wade (13)

10.33	Incentive Option Agreement between HeartWare Limited and Inteq Limited (13)

10.34	Incentive Option Agreement between HeartWare Limited and Robert Thomas (13)

10.35	HeartWare International, Inc. 2008 Stock Incentive Plan (7)

10.36	HeartWare International, Inc. Employee Stock Option Plan (8)

10.37	HeartWare International, Inc. Restricted Stock Unit Plan (9)

10.38	Form of HeartWare International, Inc. Incentive Option Terms (10)

10.39	Business Lease, dated December 27, 2006, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC (13)

10.40	Loan Agreement, dated as of February 12, 2009, among HeartWare International, Inc., the Guarantors thereto and Thoratec Corporation (15)

10.41	Investor’s Rights Agreement, dated as of February 12, 2009, between HeartWare International, Inc. and Thoratec Corporation (15)

10.42	Retention Bonus Agreement, dated as of February 12, 2009 by and among HeartWare, Inc. and Douglas Godshall. (16) +

10.43	Retention Bonus Agreement, dated as of February 12, 2009 by and among HeartWare, Inc. and David McIntyre. (17) +

10.44	Retention Bonus Agreement, dated as of February 12, 2009 by and among HeartWare, Inc. and Jeffrey LaRose. (18) +

21.1	List of Subsidiaries (19)

23.1	Consent of Independent Registered Public Accounting Firm (20)

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Chief Executive Officer *

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Chief Financial Officer *

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer *

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer *

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Registration Statement on Form 10 (File No. 000-52595) filed with the Securities and Exchange Commission on April 30, 2007.

(2)	Incorporated by reference to Exhibit 10.22 filed with Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 000-52595) filed with the Securities and Exchange Commission on July 13, 2007.

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-147506) filed with the Securities and Exchange Commission on November 19, 2007.

(4)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008.

(6)	Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2008.

(7)	Incorporated by reference to Appendix 12 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.

(8)	Incorporated by reference to Appendix 9 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.

(9)	Incorporated by reference to Appendix 10 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.

(10)	Incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-155359) filed with the Securities and Exchange Commission on November 13, 2008.

(11)	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008.

(12)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

(14)	Incorporated by reference to Appendix 1 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.

(15)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009.

(19)	Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.

(20)	Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.

*	Filed herewith

+	Management contract or compensatory plan or arrangement.