Form 10-Q
period 2009-03-31
HeartWare International, Inc.
filed 2009-05-08
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 001-34256
HEARTWARE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-3636023
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2009, the registrant had 8,868,102 ordinary shares outstanding.

References
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to:
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
Dollars
Unless indicated otherwise in this Form 10-Q, all references to “$” or “dollars” refer to United States dollars, the lawful currency of the United States of America. References to “AU$” refer to Australian dollars, the lawful currency of the Commonwealth of Australia.
Trademarks
HeartWare, the HeartWare® Ventricular Assist System, and MVADTM are the trademarks of HeartWare, Inc., in the United States, Australia and other countries. All other trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEARTWARE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,591,718	$20,803,656
Accounts receivable	1,179,179	244,198
Inventories, net	6,684,631	3,508,065
Prepaid expenses and other current assets	926,510	1,061,737

Total current assets	21,382,038	25,617,656

Property, plant and equipment, net	3,464,572	3,608,626
Other intangible assets, net	1,009,694	823,495
Restricted cash	288,429	288,429

Total Assets	$26,144,733	$30,338,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,674,071	$699,064
Accrued expenses and other current liabilities	4,219,664	2,883,587

Total current liabilities	5,893,735	3,582,651

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock — $.001 par value; 25,000,000 shares authorized; 8,868,102 and 8,866,702 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	8,868	8,867
Additional paid-in capital	112,715,327	112,400,642
Deficit accumulated during the development stage	(83,195,470)	(76,962,787)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	(9,277,727)	(8,691,167)

Total Shareholders’ Equity	20,250,998	26,755,555

Total Liabilities and Shareholders’ Equity	$26,144,733	$30,338,206

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative Period
			from November 26,
			2004 (Inception)
	Three Months Ended March 31,		Through March 31,
	2009	2008	2009
Revenues	$1,477,796	$—	$1,809,595
Cost of revenues	718,308	—	795,940

Gross profit	759,488	—	1,013,655

Operating expenses:

Selling, general and administrative expenses	4,199,663	2,187,625	32,819,952
Research and development expenses	3,489,780	4,252,715	59,152,121

Total operating expenses	7,689,443	6,440,340	91,972,073

Loss from operations	(6,929,955)	(6,440,340)	(90,958,418)

Foreign exchange gain (loss)	692,548	(723,302)	4,301,727
Interest income, net	6,756	325,771	3,764,214
Other, net	(2,032)	(2,240)	(302,993)

Loss before income taxes	(6,232,683)	(6,840,111)	(83,195,470)
Provision for income taxes	—	—	—

Net loss	$(6,232,683)	$(6,840,111)	$(83,195,470)

Loss per common share — basic and diluted	$(0.70)	$(0.96)

Weighted average shares outstanding — basic and diluted	8,866,889	7,088,579
The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

			Cumulative Period
			from November 26,
			2004 (Inception)
	For the Three Months Ended March 31,		Through March 31,
	2009	2008	2009

Net loss	$(6,232,683)	$(6,840,111)	$(83,195,470)
Foreign currency translation	(586,560)	990,500	(9,277,727)

Comprehensive loss	$(6,819,243)	$(5,849,611)	$(92,473,197)

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

				Deficit	Accumulated
				Accumulated	Other
	Common Shares		Additional	During the	Comprehensive
	Shares		Paid-In	Development	Income
	Issued	Amount	Capital	Stage	(Loss)	Total

Balance December 31, 2008	8,866,702	$8,867	$112,400,642	$(76,962,787)	$(8,691,167)	$26,755,555

Issuance of common shares pursuant to stock option exercise	1,400	1	20,206	—	—	20,207

Share-based compensation	—	—	294,479	—	—	294,479

Net loss	—	—	—	(6,232,683)	—	(6,232,683)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(586,560)	(586,560)

Balance March 31, 2009	8,868,102	$8,868	$112,715,327	$(83,195,470)	$(9,277,727)	$20,250,998

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative Period
			from November 26,
			2004 (Inception)
	Three Months Ended March 31,		Through March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,232,683)	$(6,840,111)	$(83,195,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	206,263	138,772	2,007,173
Amortization	16,385	6,427	105,240
Share-based compensation expense	294,479	357,768	6,548,609
Loss on disposal of assets	2,032	2,240	305,380
Accrued interest on convertible note	—	6,901	(14,026)
Change in operating assets and liabilities:
Accounts receivable	(934,981)	—	(1,179,179)
Inventories, net	(3,176,566)	—	(6,684,631)
Prepaid expenses and other current assets	3,271	69,302	(632,162)
Note receivable, current	—	—	794
Accounts payable	1,105,260	(12,594)	844,060
Accrued expenses and other current liabilities	1,336,586	289,177	4,251,072

Net cash used in operating activities	(7,379,954)	(5,982,118)	(77,643,140)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(64,346)	(401,217)	(5,579,928)
Additions to patents	(202,583)	(46,666)	(1,114,934)
Cash paid for security deposits	—	—	(288,429)
Net cash provided by acquisition	—	—	126,380
Proceeds from dispositions of assets	—	—	32,136

Net cash used in investing activities	(266,929)	(447,883)	(6,824,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note	—	—	(1,360,929)
Proceeds from sale of common stock	20,207	—	113,302,657
Payment of offering costs	—	—	(5,903,581)

Net cash provided by financing activities	20,207	—	106,038,147
Effect of exchange rate changes on cash	(585,262)	1,033,116	(8,978,514)

INCREASE IN CASH AND CASH EQUIVALENTS	(8,211,938)	(5,396,885)	12,591,718

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	20,803,656	28,276,388	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$12,591,718	$22,879,503	$12,591,718

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
Development Stage
The Company is a development stage company with a limited operating history. To date, it has generated limited revenue from the Company’s product sales, and it has incurred net losses in each year since the Company’s inception. The Company also generates limited income from interest. The Company expects its losses to continue and to increase as the Company expands its clinical trial activities, seeks regulatory approvals and expands commercialization activities.
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
Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The consolidated statement of operations for the three months ended March 31, 2009 is not necessarily indicative of the results to be expected for any future period or for the full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented.
Proposed Acquisition by Thoratec Corporation
On February 12, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) and Loan Agreement with Thoratec Corporation (“Thoratec”) pursuant to which the Company has agreed to merge with a wholly-owned subsidiary of Thoratec (the “Merger”). Also, in connection with the Merger Agreement, Apple Tree Partners I, L.P., a beneficial owner of approximately 30.2% of the Company’s common stock, and all of the directors and certain executive officers of the Company, entered into support agreements with Thoratec (each, a “Support Agreement”) pursuant to which such stockholders have agreed to vote the shares of the Company’s common stock held by them to adopt the Merger Agreement and, subject to certain exceptions, not to dispose of their shares prior to the date of the Company’s stockholder vote. The Support Agreements terminate upon termination of the Merger Agreement.

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
The terms of the Merger Agreement, Loan Agreement and Support Agreements are disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2009.
In connection with the Merger the Company entered into a retention bonus agreement with each of its President & Chief Executive Officer, its Chief Financial Officer & Chief Operating Officer, and its Chief Scientific Officer. The Company also determined to provide retention bonuses to a number of its senior management. The retention bonuses pertain solely to the Merger and are not valid in connection with, and have no application for, any other form of current or future corporate transaction, and all such agreements are contingent upon the closing of the Merger. The retention agreements and bonuses are disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2009.
Consummation of the Merger is subject to customary conditions, including adoption of the Merger Agreement by the Company’s stockholders, the absence of legal impediments to consummation of the Merger and the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Approval by Thoratec’s shareholders is not required.
The financial statements as of March 31, 2009 do not reflect any adjustments related to these agreements but do however reflect all costs incurred by the Company in connection with the Merger through that date.
2. Liquidity
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception, and such losses have continued through March 31, 2009. At March 31, 2009, the Company had a deficit accumulated during the development stage of approximately $83 million. On February 12, 2009, the Company entered into an Agreement and Plan of Merger with Thoratec and concurrently entered into a Loan Agreement to fund the Company’s operations through consummation of the Merger. The loan amount is not to exceed $28.0 million (see Note 1 — Basis of Presentation for further information). In the remainder of 2009, cash on hand and the loan proceeds (the first $12.0 million of which became available to the Company on May 1, 2009) will primarily be applied for the purposes of meeting expected costs associated with establishing a European sales infrastructure, expanding the Company’s human clinical trials, product development, regulatory and other compliance costs as well as for general working capital. The Company believes its cash on hand and cash available under the Loan Agreement are sufficient to support its planned operations throughout 2009 and into 2010.

3. Significant Accounting Policies
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
Cash and Cash Equivalents
Cash and cash equivalents are recorded in the consolidated balance sheets at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash and cash equivalents in Australia, denominated in both Australian and United States dollars. As of March 31, 2009 and December 31, 2008, the Company had approximately $11.9 million and $17.9 million, respectively, maintained in banks in Australia, as translated into US dollars at the spot rate at the end of the respective period.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the FIFO method. Work-in-process and finished goods includes direct and indirect labor and manufacturing overhead. Provision is made to reduce excess and obsolete inventories to net realizable value.
Prior to September 1, 2008, the Company included all costs associated with manufacturing as part of R&D expense. Effective September 1, 2008, the Company began to capitalize in inventory the costs of manufacturing the HeartWare System. Until we sell the inventory for which costs were previously expensed, the carrying value of our inventories and our cost of sales does not include the cost of pre-launch inventory. The Company could be required to expense capitalized costs of the HeartWare System in the event of a denial or delay of approval by US regulatory bodies, a delay in commercialization, or other potential factors.
The Company includes all costs associated with manufacturing products other than the HeartWare System as part of R&D expense.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. As of March 31, 2009, no indicators of impairment existed.
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
The exchange rate between the US and Australian dollar has fluctuated substantially in the past. This fluctuation has resulted in significant changes in the cumulative translation adjustments and foreign exchange gains and losses during the three months ended March 31, 2009 and for the cumulative period from November 26, 2004 (Inception) through March 31, 2009.
Research and Development
Research and development costs, including new product development programs, regulatory compliance and clinical research, are expensed as incurred.
Vendor Concentration
For the three months ended March 31, 2009, we purchased approximately 58% of our inventory components and supplies from three vendors. In addition, one of the three vendors supplies consulting services and material used in research and development activities. As of March 31, 2009, the amounts due to these vendors total approximately $300,000.
Marketing and Advertising Costs
Marketing, advertising and promotional costs are expensed when incurred.
Net Loss Per Common Share
Basic loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, with the number of shares outstanding for the 2008 period adjusted to reflect the reverse split consummated in November 2008. Diluted loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common share equivalents, such as options. Due to the net loss for all periods presented, all common share equivalents were excluded because their inclusion would have been anti-dilutive.
New Accounting Standards
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and non-controlling interests in a subsidiary. SFAS No. 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS No. 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS No. 141(R) and SFAS No. 160 apply prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS No. 141(R) or SFAS No. 160 before that date. The Company adopted these statements on January 1, 2009, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP-FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FAS 141(R)-1”). This FSP amends and clarifies SFAS 141R and applies to assets acquired and liabilities assumed that arise from contingencies in a business combination. FAS 141(R)-1 must also be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted.
In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, FSP FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 on January 1, 2009, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In April 2008, the FASB issued FSP-FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

4. Inventories, Net
Components of Inventories, net are as follows:

	March 31,	December 31,
	2009	2008

Raw material	$1,737,403	$813,276
Work-in-process	1,781,324	1,690,852
Finished goods	3,165,904	1,003,937

	$6,684,631	$3,508,065

5. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

		March 31,	December 31,
Property, Plant and Equipment	Useful Lives	2009	2008
Machinery and equipment	5 to 7 years	$4,438,402	$4,428,452
Leasehold improvements	3 to 7 years	219,301	212,891
Office equipment, furniture and fixtures	5 to 7 years	285,278	271,275
Software	5 to 7 years	438,336	406,983

		5,381,317	5,319,601
Less: accumulated depreciation		(1,916,745)	(1,710,975)

		$3,464,572	$3,608,626

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
Accrued expenses and other current liabilities	2009	2008
Accrued payroll and other employee costs	$854,395	$1,721,506
Accrued material purchases	106,214	417,344
Accrued research and development materials	501,263	494,997
Accrued milestone payment	750,000	—
Accrued professional fees	1,852,287	149,146
Other accrued expenses	155,505	100,594

	$4,219,664	$2,883,587

7. Other Intangible Assets
The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization are as follows:

		March 31, 2009		December 31, 2008
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortizable Intangible Assets	(Years)	Amount	Amortization	Amount	Amortization
Patents	15	$1,114,935	$(105,241)	$912,351	$(88,856)
Estimated amortization expense for the succeeding five fiscal years based upon the Company’s intangible asset portfolio at March 31, 2009 is as follows:

Remainder of 2009	$57,945
2010	74,329
2011	74,329
2012	74,329
2013	74,329
2014	74,329
8. Equity Incentive Plans
The Company has issued share-based payment awards to employees, non-executive directors and outside consultants through various approved plans and outside of any formal plan. The Company issues new shares upon exercise of stock awards.
On November 13, 2008, the Company completed an Australian court approved redomiciliation, whereby the ultimate parent company of the HeartWare Group became a US Company, HeartWare International, Inc. As part of redomiciliation all share-based plans of HeartWare Limited were cancelled and new plans were formed under HeartWare International, Inc. All awards outstanding at the time of the redomiciliation were cancelled and reissued by HeartWare International, Inc. The awards were issued on the same terms and conditions with the only exception being the number of shares and exercise prices were adjusted to reflect a reverse split in the ratio of 35 to 1 and any fractional shares were rounded down. The reverse split had no impact on the valuation of the grants and therefore did not result in any additional compensation. The exercise price of all grants to date is denominated in AU dollars; the amounts below have been translated to US dollars.
On February 24, 2009, the Company began trading on the NASDAQ stock market. No modifications have been made to our stock awards pursuant to this listing.
A detailed discussion of share-based payment awards granted and outstanding is below. For all periods presented the current and former plans have been combined. Original issuance dates have been retained but the number of shares issued and exercise prices have been adjusted to give retroactive effect to the redomiciliation and reverse split for all periods presented.
HeartWare International, Inc. Employee Share Option Plan (“ESOP”) (formerly HeartWare Limited Employee Share Option Plan)
On August 5, 2008, the Company adopted the HeartWare International, Inc. Employee Share Option Plan. All plan issuances were made in accordance with previous grants under the HeartWare Limited Employee Share Option Plan with the exception of adjustments for the reverse split and rounding.

The ESOP allows the Company to grant options for common stock in the Company to employees and directors. The ESOP provides for the issuance of up to 11% of the then outstanding shares of common stock. At March 31, 2009, there were 347,697 shares reserved for future issuance under the ESOP.
Each option issued under the ESOP allows the holder to subscribe for and be issued one share of common stock of the Company. Options may generally be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date of grant of the option.
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
At March 31, 2009, the Company has determined that vesting of only the first tranche of options (19,633) of the grants, issued with performance criteria, meet the definition of “probable” under SFAS No. 5, Accounting for Contingencies. As such, share-based compensation expense has only been recorded for the first tranche of options. At each period, we will review the likelihood that any of the remaining three tranches will vest, and if the vesting is deemed probable, we will begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.
Information in US$, as converted from AU$ at the then period-end spot rate, related to the ESOP, including all tranches of the performance options, at March 31 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2008	629,936	$18.62	6.39	$—
Granted	—	—
Exercised	—	—
Forfeited	(2142)	13.71
Expired	—	—

Outstanding at March 31, 2009	627,794	$18.49	6.14	$3,043,830

Exercisable at March 31, 2009	310,308	$16.82	4.02	$2,020,138

The aggregate intrinsic value in the table above represents the quoted market value of the Company’s Chess Depositary Interests (“CDI’s”), as listed on the Australian Securities Exchange (multiplied by 35 to reflect that each CDI is equivalent to 1/35th of a share of common stock), less the weighted average exercise price at period end times the number of options outstanding. As the weighted average exercise price was above the quoted market price on December 31, 2008, there is no aggregate intrinsic value on that date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model using the assumptions established by the Company at that time. Compensation is recognized on an accelerated accrual method over the estimated vest period.
At March 31, 2009, the Company had approximately $1.5 million of unrecognized compensation cost related to non-vested share option awards, including performance based awards not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.33 years.
HeartWare International, Inc. Restricted Stock Unit Plan (formerly HeartWare Limited Performance Rights Plan)
On August 5, 2008, the Company adopted the HeartWare International, Inc. Restricted Stock Unit Plan (“RSUP”). The plan replaces the HeartWare Limited Performance Rights Plan. All plan issuances were made in accordance with previous grants under the HeartWare Limited Performance Rights Plan, with the exception of adjustments for the reverse split and rounding). The RSUP permits the Company to grant restricted stock units (“RSU’s”) to employees to acquire common shares of the Company at an exercise price of $0.00. The RSUP allows for the issuance of RSU’s to acquire up to approximately 149,000 shares of the Company’s common stock. Each RSU issued under the RSUP allows the holder to subscribe for and be issued one share of common stock of the Company. The RSU’s that ultimately vest expire 10 years from the date of grant. At March 31, 2009, there were 6,154 shares reserved for future issuance under the RSUP.
The RSU’s granted with original Performance Rights Plan issuance dates from November 2007 and May 2008 vest in four equal tranches contingent upon the achievement of pre-determined corporate milestones. The RSU’s granted in November 2007 have performance conditions consistent with the performance ESOP shares mentioned above. The Company currently estimates that the RSU’s will vest over a period of 16 to 54 months commencing on the grant date. Any RSU’s not vested after five years from the date of grant automatically expire.
On August 13, 2008, the Company also approved the issuance of approximately 96,000 RSU’s under its annual equity award grant. These RSU’s vest in three tranches, the first being 50% and the remaining two tranches being equal, and all are contingent upon the achievement of pre-determined corporate milestones. The Company currently estimates that the performance rights will vest over a period of 22 to 43 months commencing on the grant date. Any performance rights not vested after five years from the date of grant automatically expire.
At March 31, 2009, the Company has determined that only the first tranche of awards issued under the RSUP (19,639) related to the original issuances from November 2007 and May 2008, issued with performance criteria, meet the definition of “probable” under SFAS No. 5. As such, share-based compensation expense has only been recorded for the first tranche of awards. At the end of each reporting period, the Company will review the likelihood that the tranches will vest and if the vesting is deemed probable, the Company will begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.

Information in US$, as converted from AU$ at the then period-end spot rate, related to the RSU at March 31 is as follows:

Weighted
Average
Remaining
Contractual
		Life	Aggregate
	Shares	(Years)	Intrinsic Value
Outstanding at December 31, 2008	142,846	9.32	$2,078,238
Granted	—
Exercised	—
Forfeited	—
Expired	—

Outstanding at March 31, 2009	142,846	9.07	$3,333,145

Exercisable at March 31, 2009	—	—	$—

The aggregate intrinsic value in the table above represents the quoted market value of the Company’s Chess Depositary Interests (“CDI’s”), as listed on the Australian Securities Exchange (multiplied by 35 to reflect that each CDI is equivalent to 1/35th of a share of common stock) times the number of RSU awards outstanding.
The fair value of each RSU award equals the quoted market value of the Company’s common stock on the date of grant. Compensation is recognized on an accelerated accrual method over the estimated vest period.
At March 31, 2009, the Company had approximately $1.7 million of unrecognized compensation cost related to non-vested RSU awards, including awards not yet deemed probable of vesting that is expected to be recognized over a weighted average period of 1.87 years.
Non-Plan Options
The Company also has an aggregate of 67,038 options outstanding that were granted outside of any formal plan. Of these options, 28,569 were granted to 3 non-executive directors and 38,469 were granted to third parties for services rendered to the Company.
The options granted to the non-executive directors had three-year vest plans and were fully vested as of January 31, 2008. The options granted to third parties prior to 2007 had immediate vesting. The third party options granted in 2007 vest in three tranches; 40% on the first anniversary, 40% on the second anniversary and 20% on the third anniversary of the date of grant.
Information, in US$ as converted from AU$ at the then period-end spot rate for non-plan options is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2008	68,438	$18.03	2.17	$—
Granted	—
Exercised	(1,400)	14.43
Forfeited	—
Expired	—

Outstanding at March 31, 2009	67,038	$17.96	1.95	$360,170

Exercisable at March 31, 2009	61,038	$17.95	1.29	$328,396

The aggregate intrinsic value in the table above represents the quoted market value less the weighted average exercise price at period end times the number of options outstanding. As the weighted average exercise price was above the quoted market price of the Company’s CDI’s on December 31, 2008, there was no aggregate intrinsic value on that date.

The fair value of each non-plan option award was estimated on the date of grant using the Black-Scholes option pricing valuation model using the assumptions established by the Company at that time. Compensation is recognized on an accelerated accrual method over the vest period.
The intrinsic value for options exercised during the three months ended March 31, 2009 was approximately $13,500. Cash received from share option exercises for the three months ended March 31, 2009 was approximately $20,000.
At March 31, 2009, the Company had approximately $26,000 of unrecognized compensation cost related to non-vested share non-plan option awards that is expected to be recognized over a weighted average period of 0.96 years.
HeartWare International, Inc. 2008 Stock Incentive Plan
On August 5, 2008, the Company adopted the HeartWare International, Inc. 2008 Stock Incentive Plan. The 2008 Stock Incentive Plan allows for the issuance of awards representing up to 469,140 shares of the Company’s common stock. Through March 31, 2009, there have been no awards granted under this plan.
Summary
The following table summarizes information about all outstanding awards, including the ESOP, RSU and non-plan options, as of March 31, 2009:

	Awards Outstanding			Awards Exercisable
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
Range of	Shares	Average	Contractual	Shares	Average	Contractual
Exercise Prices	Outstanding	Exercise Price	Life (years)	Outstanding	Exercise Price	Life (years)
$0.00 – $0.00	142,846	$—	9.07	—	$—	—
$0.24 – $17.80	275,982	9.69	4.46	168,967	7.19	1.47
$18.19 – $33.68	399,365	23.61	6.86	188,352	24.40	5.66
$33.92 – $36.08	19,485	36.08	0.87	14,027	36.08	0.79

	837,678	$15.29	6.30	371,346	$17.01	3.57

We generally recognize compensation expense for our share awards deemed probable of vesting using an accelerated accrual method over the substantive vesting period. The Company allocates expense to general and administrative expense, the cost of manufacturing and research and development expense based on the award holders’ employment function.
We recognize share-based compensation for the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered award. We have applied an annual forfeiture rate of approximately 12.5% to all unvested share awards as of March 31, 2009, which represents the portion that we expect will be forfeited each year over the vesting period. We will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.
If the proposed acquisition by Thoratec is consummated, all of the Company’s outstanding unvested options as of the consummation date will vest in full in accordance with the terms of the Merger Agreement.

For the three months ended March 31, 2009 and 2008, the Company recorded share-based payment expenses as follows:

(in thousands)	2009	2008
General and administrative	$140	$273
Cost of goods sold	16	—
Research and development	138	85

	$294	$358

9. Net Loss Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common shares by the weighted-average number of common shares outstanding during the period. The number of common shares outstanding during the three months ended March 31, 2008 has been adjusted to reflect the reverse split consummated in November 2008. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the dilutive effects of convertible securities, options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.

	Three Months Ended March 31,
	2009	2008
Common shares issuable upon:
Exercise of share-based payment awards	837,678	727,899
Conversion of convertible note	—	43,220
10. Commitments and Contingencies
The Company has the following contingent liabilities and commitments resulting from the acquisition by HeartWare, Inc. of a business that previously held the Company’s technology:
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
At March 31, 2009, we had purchase order commitments of approximately $2.3 million related to product costs and property, plant and equipment purchases.
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

11. Business Segment, Geographic Areas and Major Customers
The Company, which designs, manufactures and markets medical devices for the treatment of advanced heart failure, operates as one business segment for financial reporting purposes. Products are sold in the US through a clinical trial and as commercial products to customers in Europe and under special access in Australia.
Product sales by geographic location are as follows:

(in thousands)	2009	2008
Domestic	$1,125	$—
International	353	—
	$1,478	$—
Four customers individually exceeded 10% of product sales and approximately 65% of product sales in the aggregate for the three months ended March 31, 2009. The concentration of customers is a result of the early stage of our US clinical trial and International commercial launches. Our US clinical trial has a phased site and patient enrollment. Also, a limited number of customers represent International product sales as the Company received CE Marking in late January 2009. As additional customers are acquired outside of the US and additional sites are enrolled in the US clinical trial, the concentration of customers is likely to be diluted.

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
The HeartWare System received CE Marking, which allows us to sell the device in Europe, in January 2009 and is the subject of clinical trials under a Food & Drug Administration (“FDA”) Investigational Device Exemption (“IDE”) clinical trial in the United States for a bridge-to-transplant indication.
In 2008, we successfully completed enrollment of a combined European and Australian human clinical trial for the HeartWare System. This international trial began in March 2006 and called for the implantation of 20 patients. The trial had been expanded to permit enrollment of 50 patients so as to provide increased depth of clinical data. Enrollment in this trial was the basis for application for and subsequent receipt of CE Marking for the HeartWare System.
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

As described under the heading of “Proposed Acquisition by Thoratec” of Note 1 of Notes to the Condensed Financial Statements, on February 12, 2009, we entered into the Merger Agreement, pursuant to which Merger Subsidiary will merge with and into HeartWare, with HeartWare continuing as the surviving corporation (the “Merger”) and, if the stock value of the consideration is at least 41% of the aggregate merger consideration at closing, immediately following the Merger, HeartWare, as the surviving corporation in the Merger, will merge with and into Merger Subsidiary Two, with Merger Subsidiary Two continuing as the surviving corporation and a wholly owned subsidiary of Thoratec.
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
Revenue recognition
We recognize revenue for product sales in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. We ship product on a consignment basis to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers (which generally occurs on the date the product is implanted), the selling price is fixed and collection is reasonably assured. Revenue recognized to date is from sales of devices in connection with our US clinical trial and commercial sales in Europe and under special access in Australia.
Inventory Capitalization
We expense costs relating to the production of inventories as research and development (“R&D”) expense in the period incurred until such time as we believe future commercialization is considered probable and future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. We then begin to capitalize subsequent inventory costs relating to that product. We received a full Investigational Device Exemption in September 2008 from the FDA for the HeartWare System product line and subsequently began selling our product through our US clinical trial, and subsequently outside of the United States upon receipt of CE Marking. Therefore, effective September 1, 2008, we adopted a policy for capitalizing inventory and recognizing cost of sales.
Prior to September 1, 2008, all costs associated with manufacturing the HeartWare System and related surgical and peripheral products were expensed as R&D costs. Until we sell the inventory for which costs were previously expensed, the carrying value of our inventories and our cost of sales does not include the cost of pre-launch inventory. As such, as we sell that portion of our existing inventory there will be a period of time where we will recognize manufacturing revenue with little or no corresponding cost. Therefore we anticipate our gross margin on sales of our product will fluctuate and will not be comparable from quarter to quarter.
Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the FIFO method. We review our inventory for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value.
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

Translation of Foreign Currency
The Company translates all assets and liabilities of non-US entities at the period-end exchange rate and translates expenses at the average exchange rates in effect during the year. Equity transactions are translated at the spot rates on the dates of the original transactions. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of shareholders’ equity, titled “Accumulated Other Comprehensive Income (Loss).” Items in Accumulated Other Comprehensive Income (Loss) are not tax affected as the Company has incurred a net loss in each period since inception.
The exchange rates between the US and Australian dollars have fluctuated significantly since inception and the exchange rate was 0.6873 AU dollars for each US dollar at March 31, 2009, resulting in a significant change in the cumulative translation adjustment for the period then ended.
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
Three months ended March 31, 2009 and 2008
Revenue
We are a development stage company and have generated revenue of approximately $1.5 million in the three months ended March 31, 2009 from product sales through our US clinical trial as well as commercial sales in Europe and Australia. We completed enrollment of our combined European and Australian clinical trial for the HeartWare System in December 2008 and received CE Marking approval in January 2009. We had no revenue from product sales prior to August 2008. We expect to continue to generate revenue from our US clinical trial and commercial revenue from product sales outside of the United States. However, even if we receive the necessary regulatory approvals in the United States, future product sales are dependent on many factors, including market acceptance among physicians, patients, health care payers or the medical community as well as our capacity to supply customers by manufacturing sufficient quantities of our products.
Cost of Goods Sold
Cost of goods sold totaled $0.7 million during the three months ended March 31, 2009. There was no cost of goods sold recognized during the same period in the prior year. We began capitalizing inventory on September 1, 2008. Prior to that time, product costs were expensed as R&D costs (see Critical Accounting Policies and Estimates — Inventory Capitalization). However, at September 1, 2008 we had product on hand that was previously expensed as R&D costs but is being utilized in the production and sale of finished goods. Therefore, cost of goods sold does not include the cost of pre-launch inventory. In addition, as we have limited manufacturing experience and our processes are in their infancy and we use a standard costing method for determining costs of inventory our actual results may differ from standards which could result in inconsistent gross margins from quarter to quarter.

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
Selling, general and administrative expenses were approximately $4.2 million, or 55%, of operating expenses for the three months ended March 31, 2009, as compared to $2.2 million, or 34% of operating expenses for the same period in the prior year. The increase was primarily a result of approximately $1.7 million of direct expenses related to the Thoratec transaction. In addition, increased headcount resulted in higher salaries and wages and related employee costs for the three months ended March 31, 2009 as compared to the same period in the prior year.
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
Even as we attain commercialization of the HeartWare System product line outside of the US, we expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future related to new and existing product development. In addition, we expect increased clinical costs that will be expensed to research and development relating to the HeartWare System for US clinical trials.
Research and development expenses were $3.5 million, or 45%, of operating expenses for the three months ended March 31, 2009, as compared to $4.3 million, or 66% of operating expenses for the same period in the prior year. The decrease of approximately $0.7 million was primarily related to manufacturing activities capitalized as inventory related to the manufacturing of the HeartWare system for sale for the three months ended March 31, 2009 as opposed to being expensed as research and development expenses for the same period in the prior year. Research and development activities, including those related to the MVAD, continue to be expensed as incurred.
Other Income
Other income consists primarily of interest income and foreign exchange income or loss.
Interest income is primarily derived from cash and short-term deposits accounts, denominated in both Australian and United States dollars, held in Australia. Interest income was approximately $7,000 in the three months ended March 31, 2009 as compared to $0.3 million for the same period in the prior year. The decrease was primarily due to lower average cash balances and lower interest rates in 2009.
Foreign exchange gain was approximately $0.7 million in the three months ended March 31, 2009, as compared to a loss of approximately $0.7 million for the same period in the prior year. The difference was due to fluctuations in the value of our US dollar-based cash holdings held by our Australian subsidiary as a result of movements in the exchange rate between the Australian dollar and the US dollar.

Income Taxes
We are subject to taxation in the United States and Australia. We have incurred losses since inception in both jurisdictions. Changes in share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and as such a 100% valuation allowance has been recorded against our net deferred tax assets.
As of March 31, 2009, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to closely consider whether to record a deferred tax asset as we further expand the commercialization of our products.
Liquidity and Capital Resources
As of March 31, 2009, our cash and cash equivalents were $12.6 million as compared to $20.8 million at December 31, 2008. The decrease is primarily a result of cash used in operating activities.
Cash used in operating activities for the three months ended March 31, 2009 was approximately $7.4 million as compared to $6.0 million for the same period in the prior year. For the three months ended March 31, 2009, this amount included a net loss of $6.2 million and non-cash adjustments to net income of approximately $0.5 million which primarily consisted of approximately $0.2 million of depreciation and amortization and $0.3 million of share-based compensation. Included in cash used in operating activities in 2009 is approximately $3.2 million for the purchase of inventories. As noted above, we began capitalizing inventory in September 2008. We expect inventory purchases to significantly increase throughout 2009 in support of our US clinical trial and commercial sales in Europe.
For the three months ended March 31, 2008, cash used in operating activities included a net loss of $6.8 million and non-cash adjustments to net income of approximately $0.5 million which primarily consisted of approximately $0.1 million of depreciation and amortization and $0.4 million of share-based compensation.
Investing activities used cash of approximately $0.3 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively. These amounts were primarily to acquire property, plant and equipment and capitalized patent costs.
Cash provided by financing activities for the three months ended March 31, 2009 was approximately $20,000 as a result of an option exercise during the period. There were no financing cash activities during the three months ended March 31, 2008.
We will require additional funds to support our long-term operations, expand our sales and marketing infrastructure to support commercial distribution of our products and continue research and development. We began generating revenue in August 2008 with the commencement of our US clinical trial. Continued revenue is contingent upon, among other things, market acceptance of our products among physicians, patients, health care payers or the medical community as well as our capacity to successfully and efficiently manufacture our products. We expect to continue to incur significant spending due to increased selling and marketing costs, on-going regulatory and compliance requirements, increased clinical trial costs associated with our US clinical trial and additional operating expenses related to continued corporate growth.
On February 12, 2009, concurrent with the execution and delivery of the Merger Agreement, we entered into a Loan Agreement in order to fund our ongoing operations until the closing of the Merger. Thoratec has deposited $20.0 million into an escrow account pursuant to the Loan Agreement. Beginning on May 1, 2009, HeartWare may borrow up to an aggregate of $12.0 million and beginning on July 31, 2009, HeartWare may borrow up to an aggregate of $20.0 million. In the event that all of the conditions to closing the Merger other than the receipt of regulatory approvals have been satisfied and Thoratec exercises an option under the Merger Agreement to extend the outside date for the completion of the Merger until January 31, 2010, HeartWare may borrow up to an additional $8.0 million, which Thoratec must deposit into the escrow account at the time it exercises its extension option. The maximum aggregate amount that HeartWare may borrow under the Loan Agreement will not exceed $28.0 million.

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
Foreign Currency Rate Fluctuations
We conduct business in foreign countries. For US reporting purposes, the Company translates all assets and liabilities of its non-US entities at the period-end exchange rate and translates revenue and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of shareholders’ equity.
Our Australian subsidiary holds US and Australian dollar denominated cash accounts. Fluctuations in the exchange rate of the US dollar against the AU dollar can result in foreign currency exchange gains and losses that impact our financial results and our overall cash position. These foreign currency transaction gains and losses are included in other, net in the consolidated statements of operations. The gains and losses are recorded in AU dollars, the functional currency of the Australian entity, and translated to US dollars, at an average exchange rate, for US reporting purposes. Continued fluctuation of the exchange rate could result in financial results that are not comparable from quarter to quarter.
We do not presently utilize foreign currency forward contracts and instead hold cash reserves in the currency in which those reserves are anticipated to be expended.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the information set forth in this report you should carefully consider the risk factors discussed in Item 1A — Risk Factors in our Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 6. EXHIBITS

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

HEARTWARE INTERNATIONAL, INC.
Date: May 8, 2009	/s/ Douglas Godshall
Douglas Godshall
Chief Executive Officer

Date: May 8, 2009	/s/ David McIntyre
David McIntyre
Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002