Form 10-Q
period 2009-09-30
HeartWare International, Inc.
filed 2009-11-05
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 31, 2009

Common Stock, $0.001 Par Value Per Share	11,713,284

References
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to:
•	“HeartWare,” “the Company,” “HeartWare Group,” “we,” “us” and “our” refer to HeartWare International, Inc. and its consolidated subsidiaries, HeartWare Pty. Limited and HeartWare, Inc.
•	“HeartWare International, Inc.” refers to HeartWare International, Inc., a Delaware corporation incorporated on July 29, 2008.
•	“HeartWare Pty. Limited” refers to HeartWare Pty. Limited, an Australian proprietary corporation.
•	“HeartWare, Inc.” refers to HeartWare, Inc., a Delaware corporation incorporated on April 3, 2003. HeartWare, Inc. was acquired by HeartWare Pty. Limited on January 24, 2005.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$31,420,873	$20,803,656
Accounts receivable	6,138,128	244,198
Inventories, net	8,008,406	3,508,065
Prepaid expenses and other current assets	1,140,007	1,061,737

Total current assets	46,707,414	25,617,656

Property, plant and equipment, net	3,913,828	3,608,626
Other intangible assets, net	1,117,559	823,495
Deferred financing costs, net	3,602,879	—
Restricted cash	288,429	288,429

Total assets	$55,630,109	$30,338,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,404,164	$699,064
Accrued expenses and other current liabilities	2,495,804	2,883,587

Total current liabilities	5,899,968	3,582,651

Long-term convertible debt	4,000,000	—
Derivative instrument	6,114,868	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock — $.001 par value; 25,000,000 shares authorized; 10,316,809 and 8,866,702 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	10,317	8,867
Additional paid-in capital	143,446,590	112,400,642
Accumulated deficit	(95,960,662)	(76,962,787)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(7,880,972)	(8,691,167)

Total stockholders’ equity	39,615,273	26,755,555

Total liabilities and stockholders’ equity	$55,630,109	$30,338,206

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues, net	$7,506,209	$87,600	$11,952,452	$87,600
Cost of revenues	4,103,700	—	6,401,429	—

Gross profit	3,402,509	87,600	5,551,023	87,600

Operating expenses:

Selling, general and administrative	3,148,897	3,180,541	11,720,760	7,993,264
Research and development	3,645,980	5,478,392	9,994,274	14,801,319

Total operating expenses	6,794,877	8,658,933	21,715,034	22,794,583

Loss from operations	(3,392,368)	(8,571,333)	(16,164,011)	(22,706,983)

Other income (expense):

Foreign exchange gain (loss)	107,609	3,196,201	(260,049)	1,925,578
Interest expense	(350,696)	(2,470)	(350,696)	(17,230)
Interest income	7,278	475,321	25,827	1,052,855
Change in fair value of derivative instrument	(2,223,759)	—	(2,223,759)	—
Other, net	(22,500)	—	(25,187)	(92,112)

Loss before income taxes	(5,874,436)	(4,902,281)	(18,997,875)	(19,837,892)
Provision for income taxes	—	—	—	—

Net loss	$(5,874,436)	$(4,902,281)	$(18,997,875)	$(19,837,892)

Net loss per common share — basic and diluted	$(0.60)	$(0.57)	$(2.07)	$(2.61)

Weighted average shares outstanding — basic and diluted	9,715,577	8,654,660	9,156,074	7,614,416

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(5,874,436)	$(4,902,281)	$(18,997,875)	$(19,837,892)
Foreign currency translation adjustments	55,836	(6,796,767)	810,195	(4,958,052)

Comprehensive loss	$(5,818,600)	$(11,699,048)	$(18,187,680)	$(24,795,944)

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Shares		Paid-In	Accumulated	Comprehensive
	Issued	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2008	8,866,702	$8,867	$112,400,642	$(76,962,787)	$(8,691,167)	$26,755,555

Issuance of common stock pursuant to private placement, net of offering costs	1,340,798	1,341	28,614,558	—	—	28,615,899

Issuance of common stock pursuant to share-based awards	109,309	109	640,974	—	—	641,083
Share-based compensation expense	—	—	1,790,416	—	—	1,790,416
Net loss	—	—	—	(18,997,875)	—	(18,997,875)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	810,195	810,195

Balance, September 30, 2009	10,316,809	$10,317	$143,446,590	$(95,960,662)	$(7,880,972)	$39,615,273

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,997,875)	$(19,837,892)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	672,254	470,457
Amortization	54,641	23,781
Share-based compensation expense	1,790,416	781,421
Loss on disposal of assets	25,188	92,112
Amortization of deferred financing costs	288,230	—
Change in fair value of derivative instrument	2,223,759	—
Accrued interest on convertible note	—	(81,632)
Change in operating assets and liabilities:
Accounts receivable	(5,893,930)	(87,600)
Inventories, net	(4,500,341)	(580,642)
Prepaid expenses and other current assets	(108,259)	(91,117)
Accounts payable	2,710,372	231,558
Accrued expenses and other current liabilities	(675,832)	844,831

Net cash used in operating activities	(22,411,377)	(18,234,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,002,848)	(1,320,789)
Additions to patents	(348,705)	(252,521)
Cash paid for security deposits	—	(288,429)
Proceeds from dispositions of assets	1,936	—

Net cash used in investing activities	(1,349,617)	(1,861,739)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements of common stock	29,497,556	30,239,246
Payment of offering costs	(508,561)	(840,620)
Proceeds from convertible debt	4,000,000	—
Repayment of convertible note	—	(1,360,928)
Proceeds from exercise of stock options	621,384	—

Net cash provided by financing activities	33,610,379	28,037,698

Effect of exchange rate changes on cash and cash equivalents	767,832	(4,814,945)

INCREASE IN CASH AND CASH EQUIVALENTS	10,617,217	3,126,291

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	20,803,656	28,276,388

CASH AND CASH EQUIVALENTS — END OF PERIOD	$31,420,873	$31,402,679

Supplemental disclosure of cash flow information:
Cash paid for interest	$62,466	$88,870

Supplemental disclosure of non-cash financing activities:
Recognition of fair value of derivative instrument	$3,891,109	$—

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K and as amended by Amendment No. 1 on Form 10-K/A. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements. The condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2009.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.
We develop, manufacture and sell implantable heart pumps for the treatment of congestive heart failure. From inception through the end of fiscal year 2008, activities had primarily been focused on the research and development of these devices. However, in September 2008, we received a full Investigational Device Exemption from the US Food and Drug Administration (the “FDA”) for the HeartWare Left Ventricular Assist System (the “HeartWare System”) and subsequently began selling our products through our US clinical trial. In January 2009, we received Conformite Europenne (“CE”) Marking for the HeartWare System, which allows us to sell the device commercially in Europe.
In accordance with FASB ASC 915 — Development Stage Entities, entities that have not commenced planned principal operations or that have commenced planned principal operations but have no significant revenue from such activities are deemed a development stage entity. As we have commenced planned principal operations and generated significant revenues from these activities, we have determined, effective June 30, 2009, that we are no longer a development stage entity and as such our financial statements are no longer presented on a development stage basis.
2. Liquidity
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through September 30, 2009. At September 30, 2009, we had an accumulated deficit of approximately $96.0 million.
As discussed in Note 10 below, in August and September 2009, we entered into certain Securities Purchase Agreements (the “Purchase Agreements”) separately with a number of institutional and accredited investors for the private placement of approximately 2.74 million shares of our common stock at an issue price of $22.00 per share for aggregate gross proceeds of approximately $60.2 million (“Private Placement”). The issuance of approximately 1.4 million of the total number of shares sold to the investors in the Private Placement was subject to approval by our stockholders and, as a result, approximately $30.7 million of the proceeds from the Private Placement were held in escrow by an independent third party. As such, these shares and the related proceeds are not reflected in the accompanying financial statements. Such proceeds were released to us and the 1.4 million shares were issued following stockholder approval which was obtained at a special meeting held on October 26, 2009.

In addition, as discussed in Note 8 below, on February 12, 2009, we entered into a loan agreement (“Loan Agreement”) concurrent with the Agreement and Plan of Merger (“Merger Agreement”) with Thoratec Corporation (“Thoratec”). The Loan Agreement survived the termination of the Merger Agreement on July 31, 2009 and we are able to borrow up to an aggregate of $20.0 million under this agreement. In August 2009, we borrowed $4.0 million of those funds pursuant to the terms and conditions of the Loan Agreement.
In the remainder of 2009, cash on hand and cash received from the Private Placement will primarily be used to fund our on-going operations including broadening our European sales infrastructure, expanding our human clinical trials, continued product development, regulatory and other compliance functions as well as for general working capital. We believe cash on hand, cash received from the Private Placement and cash available under the Loan Agreement are sufficient to support our planned operations throughout the remainder of 2009 and 2010.
3. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of HeartWare International, Inc., and its subsidiaries HeartWare Pty. Limited and HeartWare, Inc. All inter-company balances and transactions have been eliminated in consolidation.
Accounting Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents are recorded in the consolidated balance sheets at cost, which approximates fair value. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Historically, we maintained the majority of our cash and cash equivalents in Australia, denominated in both Australian and US dollars. As of December 31, 2008, we had approximately $17.9 million on deposit with banks in Australia, as translated into US dollars at the spot rate at the end of the respective period. As of September 30, 2009, the majority of our cash and cash equivalents are on deposit with banks located in the United States.
Receivables
Accounts receivable consists of amounts due from the sale of our HeartWare System to our customers, which are primarily large health care institutions. As of September 30, 2009, three customers had an accounts receivable balance greater than 10% of total accounts receivable, in aggregate representing approximately 47% of our total accounts receivable. As of December 31, 2008, two customers had an accounts receivable balance greater than 10% of total accounts receivable, representing the entire balance of our accounts receivable. As of September 30, 2009 and December 31, 2008, there was no allowance for doubtful accounts and no allowance for returns.

Vendor Concentration
For the three and nine months ended September 30, 2009, we purchased approximately 55.2% and 60.3%, respectively, of our inventory components and supplies from three vendors. In addition, one of the three vendors supplies consulting services and material used in research and development activities. As of September 30, 2009, the amounts due to these vendors totaled approximately $373,000.
New Accounting Standards
There were various accounting standards and interpretations issued recently, none of which had or are expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In July 2009, the FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”). The Codification is the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification has changed the manner in which US GAAP guidance is referenced only and as such adoption did not have an impact on our consolidated financial position, results of operations or cash flows, but has changed the manner in which we reference US GAAP.
4. Inventories, Net
Inventories are stated at the lower of cost or market with cost determined using a standard cost method that approximates a first-in, first-out, or FIFO, method.
Components of inventories, net are as follows:

	September 30,	December 31,
	2009	2008

Raw material	$2,078,227	$813,276
Work-in-process	2,095,764	1,690,852
Finished goods	3,834,415	1,003,937

	$8,008,406	$3,508,065

5. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

		September 30,	December 31,
Property, Plant and Equipment	Useful Lives	2009	2008
Machinery and equipment	5 to 7 years	$5,305,992	$4,428,452
Leasehold improvements	3 to 7 years	210,570	212,891
Office equipment, furniture and fixtures	5 to 7 years	239,716	271,275
Software	5 to 7 years	487,388	406,983

		6,243,666	5,319,601
Less: accumulated depreciation		(2,329,838)	(1,710,975)

		$3,913,828	$3,608,626

6. Other Intangible Assets
The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization are as follows:

		September 30, 2009		December 31, 2008
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortizable Intangible Assets	(Years)	Amount	Amortization	Amount	Amortization
Patents	15	$1,261,056	$(143,497)	$912,351	$(88,856)
Estimated amortization expense for the succeeding five fiscal years based on the intangible asset portfolio at September 30, 2009 is as follows:

Remainder of 2009	$21,000
2010	84,100
2011	84,100
2012	84,100
2013	84,100
2014	84,100
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
Accrued expenses and other current liabilities	2009	2008
Accrued payroll and other employee costs	$864,378	$1,721,506
Accrued material purchases	206,086	417,344
Accrued research and development expenses	77,665	494,997
Accrued professional fees	1,017,165	149,146
Other accrued expenses	330,510	100,594

	$2,495,804	$2,883,587

8. Borrowings and Credit Facilities
On February 12, 2009, we entered into the Merger Agreement with Thoratec. Concurrent with the Merger Agreement, and as described in a Current Report on Form 8-K filed with the SEC on February 13, 2009, we entered into a Loan Agreement with Thoratec, pursuant to which Thoratec committed to loan us up to $28.0 million through one or more term loans subject to the terms and conditions set forth in the Loan Agreement. On July 31, 2009, HeartWare and Thoratec agreed to terminate the Merger Agreement pursuant to Section 8.01 (a) of the agreement. The Loan Agreement survives the termination of the Merger Agreement and as of July 31, 2009, the date the Merger Agreement was terminated, we were able to borrow up to $20.0 million under the Loan Agreement. The funds have been deposited into an escrow account which is controlled by an independent third party. The additional $8.0 million was only to become available if Thoratec exercised an option to extend the Merger Agreement to the outside date for the completion of the proposed merger of January 31, 2010. As the Merger Agreement has been terminated those additional funds will not be available, and accordingly, only $20.0 million is available to us under the Loan Agreement.

Any loans to us under the Loan Agreement accrue interest at the rate of 10% per annum. Accrued interest on any amounts outstanding is payable quarterly on March 31, June 30, September 30 and December 31. Any outstanding loans are due and payable, together with accrued and unpaid interest, on the earlier of (i) November 1, 2011, (ii) the Termination Date, as defined in the Loan Agreement, and (iii) the date on which all of the loans accelerate and become due and payable in full in accordance with the Loan Agreement. The loans may accelerate upon a change in control of the borrower or events of default, all as defined in the Loan Agreement.
Any loans to us under the Loan Agreement, at Thoratec’s option, may be converted in whole or in part into shares of HeartWare International common stock prior to the maturity date of the loans subject to any waiting period provided by the Hart-Scott-Rodino Antitrust Improvements Act that may be required at the time of conversion. In addition, beginning July 31, 2009, the date the Merger Agreement was terminated, Thoratec may convert any funds held in escrow in whole or in part into shares of HeartWare International common stock at any time prior to termination of the Loan Agreement, also subject to any waiting period provided by the Hart-Scott-Rodino Antitrust Improvements Act that may be required at the time of conversion. The number of shares to be issued is determined by dividing the outstanding principal amount of the loans, including any accrued and unpaid interest, or funds held in escrow by the US dollar equivalent of AU$35.00 at the time of the conversion. The conversion price is subject to customary adjustment provisions as defined in the Loan Agreement. For so long as HeartWare International’s CHESS Depositary Interests are listed on the Australian Securities Exchange, the loans and funds held in escrow may not be converted into more than 14.99% in the aggregate of the then authorized and outstanding shares of HeartWare International common stock. Based on the conversion rate at September 30, 2009, the outstanding loan balance and funds held in escrow could have been converted into approximately 649,000 shares of HeartWare International common stock.
In August 2009, we borrowed $4.0 million under the Loan Agreement. The amount of interest expense incurred during the quarter ended September 30, 2009 was approximately $63,000, which was paid on September 30, 2009. As of September 30, 2009, the $4.0 million remained outstanding.
9. Fair Value Measurements
FASB ASC 820 — Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us as of September 30, 2009 and December 31, 2008. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
The three levels of the fair value hierarchy are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models consider various assumptions, including volatility factors, current market prices and contractual prices for the underlying financial instruments. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 — Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.
The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The carrying value of our convertible debt approximated fair value as of September 30, 2009, based on the time to maturity, interest rate environment and borrowing rates available to us.
As noted above, on July 31, 2009, the date the Merger Agreement was terminated, Thoratec became entitled to convert any escrow funds in whole or in part into shares of HeartWare International common stock at any time prior to termination of the Loan Agreement. The terms and conditions of this conversion provision were evaluated and determined to result in an embedded derivative within the host contract Loan Agreement. We computed the fair value of the embedded derivative at July 31, 2009, the initial measurement date, and at September 30, 2009, the date of the accompanying financial statements. Fair value was determined using a valuation model with observable market inputs to determine relevant assumptions including interest rates and stock and foreign currency volatilities. Changes in fair values of derivatives that are not designated as hedges are recognized in other income (expense).
The initial value was capitalized and is presented as Deferred Financing Costs on our consolidated balance sheet, net of related amortization. The amount of amortization for the three months ended September 30, 2009 was approximately $288,000 and is included in interest expense on our consolidated statements of operations. The change in the fair value of the derivative instrument for the three months ended September 30, 2009 resulted in an unrealized loss of approximately $2.2 million, which is presented as a separate line item on our consolidated statements of operations.
The following table provides a roll forward of the fair value of our derivative instrument, where fair value is determined by Level 2 inputs:

	Three and Nine Months Ended
	September 30,
	2009	2008

Beginning Balance	$—	$—
Issuance of derivative instrument	3,891,109
Unrealized loss on derivative instrument included in earnings	2,223,759	—

Ending Balance	$6,114,868	$—

10. Stockholders’ Equity
In August and September 2009, we entered into Purchase Agreements separately with a number of institutional and accredited investors for the private placement of approximately 2.74 million shares of our common stock at an issue price of $22.00 per share for aggregate gross proceeds of approximately $60.2 million. The placement agent for the transaction received a placement fee in aggregate of approximately 2% of the gross proceeds.
The issuance of approximately 1.4 million shares of the total number of shares sold to the investors in the Private Placement was subject to approval by our stockholders in accordance with Nasdaq Stock Market Rules and Australian Securities Exchange Listing Rules and, as a result, approximately $30.7 million of the proceeds from the Private Placement were held in escrow by an independent third party. As such, these shares and the related proceeds are not reflected in the accompanying financial statements. Such proceeds were released to us and the 1.4 million shares were issued following stockholder approval which was obtained at a special meeting held on October 26, 2009.

11. Share-Based Compensation
We recognize share-based compensation expense for the portion of awards that are ultimately expected to vest using an accelerated accrual method over the vesting period. We estimate forfeitures at the time of grant. We have applied a forfeiture rate of approximately 12.5% to all unvested share-based awards as of September 30, 2009, which represents the portion that we expect will be forfeited over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Vesting of share-based awards issued with performance-based vesting criteria must be “probable” before we begin recording share-based compensation expense. At each reporting period, we review the likelihood that these awards will vest and if the vesting is deemed probable, we begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed. For the three and nine months ended September 30, 2009 we experienced an increase in share-based compensation, which increase is primarily due to the recognition of certain performance-based vesting criteria as probable resulting in a true-up of share based compensation over the expected vest period.
We allocate share-based compensation expense to cost of revenues, selling, general and administrative expense and research and development expense based on the award holders’ employment function. For the three and nine months ended September 30, 2009 and 2008, share-based compensation expense (net reversal) recorded is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Cost of revenues	$291	$—	$371	$—
Selling, general and administrative	632	239	853	904
Research and development	367	173	566	(122)

	$1,290	$412	$1,790	$782

No tax benefits were attributed to our share-based compensation expense because we are in a net operating loss position and a full valuation allowance is maintained for all net deferred tax assets.
Equity Plans
We have issued share-based awards to employees, non-executive directors and outside consultants through various approved plans and outside of any formal plan. New shares are issued upon the exercise of share-based awards.
On November 13, 2008, we completed an Australian court approved redomiciliation, whereby the ultimate parent company of the HeartWare Group became a US Company, HeartWare International, Inc. As part of the redomiciliation all share-based plans of HeartWare Limited (since renamed HeartWare Pty. Limited) were cancelled and new plans were formed under HeartWare International, Inc. All awards outstanding at the time of the redomiciliation were cancelled and reissued by HeartWare International, Inc. The awards were issued on the same terms and conditions with the only exception being the number of shares and exercise prices were adjusted to reflect a reverse split in the ratio of 35 to 1 and any fractional shares were rounded down. The reverse split had no impact on the valuation of the grants and therefore did not result in any additional compensation. Prior to the redomiciliation, the exercise prices of all grants were denominated in Australian dollars. Australian dollar amounts in this disclosure have been translated to US dollars. For all awards granted subsequent to the redomiciliation the exercise prices are denominated in US dollars.
For all periods presented, the current and former plans have been combined. Original issuance dates have been retained but the number of awards issued and exercise prices have been adjusted to give retroactive effect to the November 2008 redomiciliation and reverse split for all periods presented.

On February 24, 2009, HeartWare International’s common shares were listed for quotation on The Nasdaq Stock Market. No modifications were made to the outstanding share-based awards pursuant to this listing.
HeartWare International, Inc. 2008 Stock Incentive Plan
On August 5, 2008, we adopted the HeartWare International, Inc. 2008 Stock Incentive Plan (“2008 SIP”). The 2008 SIP allows for the issuance of share-based awards to employees, directors and consultants. We have issued options and restricted stock units (“RSU’s”) to employees and directors under the 2008 SIP. The plan allows for the issuance of share-based awards representing up to 13% of the prior fiscal year’s weighted average shares outstanding, less share-based awards outstanding under our other equity plans. At September 30, 2009, there were approximately 46,000 shares available for future awards under the 2008 SIP. Future share-based awards will be made from the 2008 SIP.
HeartWare International, Inc. Employee Stock Option Plan (formerly HeartWare Limited Employee Share Option Plan)
On August 5, 2008, we adopted the HeartWare International, Inc. Employee Stock Option Plan (“ESOP”). All plan issuances were made in accordance with previous grants under the HeartWare Limited Employee Share Option Plan with the exception of adjustments for the reverse split and rounding. The ESOP allows for the grant of options to purchase our common stock to employees and directors. The ESOP provides for the issuance of up to 11% of the then outstanding shares of common stock.
HeartWare International, Inc. Restricted Stock Unit Plan (formerly HeartWare Limited Performance Rights Plan)
On August 5, 2008, we adopted the HeartWare International, Inc. Restricted Stock Unit Plan (“RSUP”). The plan replaces the HeartWare Limited Performance Rights Plan. All plan issuances were made in accordance with previous grants under the HeartWare Limited Performance Rights Plan, with the exception of adjustments for the reverse split and rounding). There is no consideration payable on the vesting or exercise of the RSU’s. Upon vesting, the RSU’s are exercised automatically and settled in one share of our common stock.
Non-Plan Options
In 2005 and 2007, we granted options outside of any formal plan. These options were granted to three non-executive directors and to third parties for services rendered.
Stock Options
Each option allows the holder to subscribe for and be issued one share of our common stock at a specified price, which is generally the fair market value of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within four years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued.
In 2007 and 2008, we granted options with performance-based vesting criteria. These performance-based options vest in four equal tranches contingent upon the achievement of pre-determined corporate milestones related primarily to the development of our products and the achievement of certain prescribed clinical and regulatory objectives. Any performance-based options that have not vested after five years from the date of grant automatically expire.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions established at that time. The following table includes the assumption used for the periods noted.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Dividend yield	0%	0%	0%	0%
Expected volatility	60.50%	58.78%	60.50%	58.78%
Risk-free interest rate	2.80%	5.88%	2.80%	5.55%
Estimated holding period (years)	6.25	6.25	6.25	6.25
Information related to options granted under all of our plans at September 30, 2009 and activity during the nine months then ended is as follows (certain amounts in US$ were converted from AU$ at the then period-end spot rate):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2008	698,374	$18.56	5.98	$—
Granted	49,850	28.00
Exercised	(89,670)	7.72
Forfeited	(18,322)	20.36
Expired	(20,798)	33.48

Outstanding at September 30, 2009	619,434	$25.99	6.33	$2,476,983

Exercisable at September 30, 2009	373,632	$26.37	4.97	$1,352,222

The aggregate intrinsic values at September 30, 2009 noted in the table above represent the quoted market value of our common stock, which commenced trading on Nasdaq in February 2009, less the weighted average exercise price at period end multiplied by the number of options outstanding and exercisable. At December 31, 2008 the quoted market value of our Chess Depositary Interests (“CDI’s”), as listed on the Australian Securities Exchange (multiplied by 35 to reflect that each CDI is equivalent to 1/35th of a share of common stock) was utilized to determine aggregate intrinsic value at December 31, 2008. However, as the weighted average exercise price of options outstanding at December 31, 2008 was above the quoted market value at that date, as adjusted, there was no aggregate intrinsic value at December 31, 2008.
The weighted average grant date fair value per share of options issued during the nine months ended September 30, 2009 was $16.50 per share.
The intrinsic value of options exercised during the nine months ended September 30, 2009 was approximately $1.5 million. Cash received from option exercises for the nine months ended September 30, 2009 was approximately $622,000. At September 30, 2009, we recorded a receivable of approximately $20,000 for option exercise proceeds in transit, which is included in prepaid expenses and other current assets. This amount was received in October 2009.
At September 30, 2009, there was approximately $1.9 million of unrecognized compensation cost related to non-vested option awards, including performance-based options not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.7 years.
Restricted Stock Units
RSU’s issued under the plans vest on a pro-rata basis on each anniversary of the issuance date over three years or vest in accordance with performance-based criteria. The RSU’s with performance-based vesting criteria vest in tranches contingent upon the achievement of pre-determined corporate milestones. RSU’s with performance-based vesting criteria not vested after five years from the date of grant automatically expire. There is no consideration payable on the vesting or exercise of RSU’s issued under the plans. Upon vesting, the RSU’s are exercised automatically and settled in one share of our common stock.

Information related to RSU’s at September 30, 2009 and activity during the nine months then ended is as follows (certain amounts in US$ were converted from AU$ at the then period-end spot rate):

		Weighted
		Average
		Remaining
		Contractual
	Number of	Life	Aggregate
	Units	(Years)	Intrinsic Value
Outstanding at December 31, 2008	142,846	9.32	$2,078,238
Granted	295,285
Exercised	(19,639)
Forfeited	(5,357)
Expired	—

Outstanding at September 30, 2009	413,135	9.50	$12,389,919

Exercisable at September 30, 2009	—	—	$—

The aggregate intrinsic value at September 30, 2009 noted in the table above represents the quoted market value of our common stock, which commenced trading on Nasdaq in February 2009, multiplied by the number of RSU’s outstanding. At December 31, 2008 the quoted market value of our Chess Depositary Interests (“CDI’s”), as listed on the Australian Securities Exchange (multiplied by 35 to reflect that each CDI is equivalent to 1/35th of a share of common stock) was utilized to determine aggregate intrinsic value.
The intrinsic value of RSU’s exercised during the nine months ended September 30, 2009 was approximately $445,000.
The fair value of each RSU award equals the quoted market value of our common stock on the date of grant. The weighted average grant date fair value of RSU’s granted during the nine months ended September 30, 2009 was $27.21 per share.
At September 30, 2009, we had approximately $7.9 million of unrecognized compensation cost related to non-vested RSU awards, including awards not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.8 years.
12. Net Loss Per Common Share
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Common shares issuable upon:
Exercise of share-based awards	1,032,569	844,184	1,032,569	844,184
Conversion of convertible debt (see Note 8)	129,855	—	129,855	—
Conversion of escrow balance (see Note 8)	519,421	—	519,421	—

The issuance of approximately 1.4 million shares of the total number of shares sold to the investors in our Private Placement was subject to approval by our stockholders in accordance with Nasdaq Stock Market Rules and Australian Securities Exchange Listing Rules. As such, these shares are not reflected in the accompanying financial statements or in the table above. The 1.4 million shares were issued following stockholder approval, which was obtained at a special meeting held on October 26, 2009.
13. Business Segment, Geographic Areas and Major Customers
For financial reporting purposes, we have one reportable segment which designs, manufactures and markets medical devices for the treatment of advanced heart failure. Products are sold to customers located in the US through our clinical trial and as commercial products to customers in Europe and under special access in Australia.
Product sales by geographic location are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Domestic	$2,763	$88	$5,691	$88
International	4,743	—	6,261	—

	$7,506	$88	$11,952	$—

For the three months ended September 30, 2009, three customers exceeded 10% of product sales individually and accounted for approximately 43% of product sales in the aggregate. For the nine months ended September 30, 2009, two customers exceeded 10% of product sales individually and accounted for approximately 28% of product sales in the aggregate. The concentration of customers is a result of the early stages of our US clinical trial and international commercial launch. Our US clinical trial has a phased site and patient enrollment. Also, a limited number of customers represent international product sales since receiving CE Marking in late January 2009. As additional customers are acquired outside of the US and additional sites are enrolled in the US clinical trial, the concentration of customers and relative sales volumes by geographic location will change.
14. Commitments and Contingencies
The following contingent liabilities and commitments resulting from the 2003 acquisition by HeartWare, Inc. of a business that previously held our technology exist as of September 30, 2009:
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
At September 30, 2009, we had purchase order commitments of approximately $8.6 million related to product costs and property, plant and equipment purchases. Many of our materials and supplies require long lead times and as such purchase order commitments reflect materials that may be received up to one year from the date of order.
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

15. Subsequent Events
We have evaluated events and transactions that occurred subsequent to September 30, 2009 through November 4, 2009, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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
In April 2008, we received conditional Investigational Device Exemption (“IDE”) approval from the US Food & Drug Administration (“FDA”) and began enrolling centers for a US bridge-to-transplant clinical study. In August 2008, our first patient in the United States received the HeartWare System at Washington Hospital Center in Washington, DC, marking the start of our US bridge-to-transplant clinical trial under which 150 patients awaiting heart transplantation will be enrolled. Full IDE approval was received in September 2008. In October 2009, the FDA granted approval to expand the number of participating sites from 28 to 40 centers.
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

We began generating revenue from our product sales in August 2008 and have incurred net losses in each year since our inception. We expect our losses to continue and to increase as we expand our clinical trial activities, seek regulatory approvals and initiate commercialization activities. We have financed our operations primarily through the issuance of shares of our common stock. In January 2005, we issued shares through an initial public offering in Australia and a concurrent US private placement of shares which raised aggregate net proceeds of approximately $23.4 million. We also issued shares through private placements to both US and Australian investors, in May 2006, July 2007 and July 2008, which raised net proceeds of approximately $23.4 million, $30.9 million and $29.4 million, respectively. As discussed below in Liquidity and Capital Resources, in August and September 2009 we entered into certain Securities Purchase Agreements (the “Purchase Agreements”) separately with a number of institutional and accredited investors for the private placement of approximately 2.74 million shares of our common stock at an issue price of $22.00 per share for aggregate gross proceeds of approximately $60.2 million (“Private Placement”). The issuance of approximately 1.4 million shares of the total number of shares sold to the investors in the Private Placement was subject to approval by our stockholders and, as a result, approximately $30.7 million of the proceeds from the Private Placement were held in escrow. Such proceeds were released and the 1.4 million shares were issued when the stockholder approvals were obtained at a special meeting of our stockholders that was held on October 26, 2009.
We are headquartered in Framingham, Massachusetts. We have an operations and manufacturing facility in Miami Lakes, Florida and a research and development facility in Sydney, Australia.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to make estimates and judgments in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our most critical accounting policies and estimates include: revenue recognition, inventory capitalization, accounting for share-based compensation, measurement of fair value and income taxes. We also have other key accounting policies that are less subjective and, therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.
Revenue Recognition
We recognize revenue from product sales in accordance with FASB ASC 605 — Revenue Recognition. Pursuant to agreements or orders from customers, we ship product to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. A majority of product sales are made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is generally recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is generally recognized upon customer receipt and acceptance of the product. Revenue recognized to date is from sales of our devices in connection with our US clinical trial and commercial sales in Europe and under special access in Australia.
Inventories
We expense costs relating to the production of inventories as research and development (“R&D”) expense in the period incurred until such time as we believe future commercialization is considered probable and future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. We then begin to capitalize subsequent inventory costs relating to that product. We received a full IDE in September 2008 from the FDA for the HeartWare System product line and subsequently began selling our product through our US clinical trial and outside of the United States upon receipt of CE Marking. Therefore, effective September 1, 2008, we adopted a policy for capitalizing inventory and recognizing cost of sales.

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the FIFO method. We review our inventory for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value.
Share-Based Compensation
We recognize share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate and therefore only recognize compensation cost for those awards expected to vest over the service period of the award. We value Restricted Stock Units (“RSU’s”) at their intrinsic value on the date of grant. We use a Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.
When appropriate, we estimate the expected life of an option by averaging the contractual term of the stock option grants (up to 10 years) with the associated vesting term (typically 4 years).We estimate the volatility of our shares on the date of grant considering several factors, including the historical volatility of our publicly-traded shares. We estimate the forfeiture rate based on our historical experience of forfeitures and our employee retention rate. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. We estimate the risk-free interest rate based on rates in effect for Unites States and Australian government bonds with similar lives, at the time of grant.
We have issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be “probable” before we begin recording share-based compensation expense. At each reporting period, we review the likelihood that these awards will vest and if the vesting is deemed probable, we begin to recognize compensation expense at that time. During the three months ended September 30, 2009, we determined that achievement of certain performance-based vesting criteria was probable. Therefore, we began recording compensation expense during the three months ended September 30, 2009 in connection with certain share-based awards that had been outstanding but for which we had not previously recorded any compensation expense. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.
Fair Value Measurements
FASB ASC 820 — Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us as of September 30, 2009 and December 31, 2008. Accordingly, the estimates presented in our financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models consider various assumptions, including volatility factors, current market prices and contractual prices for the underlying financial instruments. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
Level 3 — Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.
Calculating fair value requires the input of highly subjective judgment and assumptions. The assumptions used in calculating the fair value of financial instruments represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in our financial statements.
As discussed in Note 9 to the accompanying financial statements, the terms and conditions of the conversion provision contained in the Loan Agreement with Thoratec were evaluated and determined to result in an embedded derivative within the host contract Loan Agreement. We computed the fair value of the embedded derivative at July 31, 2009, the initial measurement date, and at September 30, 2009, the date of the accompanying financial statements. Fair value was determined using a valuation model with observable market inputs to determine relevant assumptions. The relevant assumptions and estimates included stock price and foreign currency volatilities and interest rates.
Concentration of Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is primarily limited to large health care institutions. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any credit losses.
Income Taxes
We account for income taxes in accordance with FASB ASC 740 — Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FASB ASC 740 - Income Taxes.

FASB ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
Translation of Foreign Currency
All assets and liabilities of non-US entities are translated at the period-end exchange rate and revenues and expenses are translated at the average exchange rates in effect during the respective periods. Equity transactions are translated at the spot rates on the dates of the original transactions. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of stockholders’ equity, titled “Accumulated Other Comprehensive Loss.” Items in Accumulated Other Comprehensive Loss are not tax affected as we have incurred a net loss in each period since inception.
The exchange rate between the US and Australian dollar has fluctuated substantially in the past. The exchange rate was 0.8801 US dollars for each Australian dollar at September 30, 2009 as compared to 0.6928 US dollars for each Australian dollar at December 31, 2008, resulting in a significant change in the cumulative translation adjustment for the nine months ended September 30, 2009.
In addition, our Australian subsidiary, HeartWare Pty. Limited, which operates in a functional currency of Australian dollars, holds US dollar cash accounts. Exchange rate fluctuations affect the value of these accounts and may result in foreign currency gains and losses. Such gains and losses are included in the consolidated statements of operations. Any such gains and losses are initially recognized in AU dollar and then converted to US dollar at an average exchange rate. When the Australian dollar appreciates against the US dollar, the value in Australian dollars of our US dollar denominated cash holdings held by our Australian subsidiary decreases, resulting in foreign exchange translation losses in that period. As noted above, we saw a significant increase in the exchange rate between AU and US dollars from December 31, 2008 to September 30, 2009. Foreign exchange gains and losses will continue to fluctuate as the exchange rate varies.
Results of Operations
Three and nine months ended September 30, 2009 and 2008
Revenues
We generated revenues of approximately $7.5 million and $12.0 million in the three and nine months ended September 30, 2009, respectively, from product sales through our US clinical trial as well as commercial sales in Europe and through special access in Australia. The increase in product sales is due to continued enrollment in our US clinical trial and increasing sales volume of the HeartWare System outside of the US subsequent to receipt of CE Marking.
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

Gross Profit
Cost of revenues totaled approximately $4.1 million and $6.4 million in the three and nine months ended September 30, 2009, respectively. There was no cost of revenues recognized during the same periods in the prior year.
Gross profit and gross margin percentage are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross profit (in thousands)	$3,402	$88	$5,551	$88
Gross margin %	45%	100%	46%	100%
We began capitalizing inventory on September 1, 2008. Prior to that time, product costs were expensed as R&D costs (see Critical Accounting Policies and Estimates — Inventories). At September 1, 2008 we had product on hand that was previously expensed as R&D costs but was subsequently utilized in the production and sale of finished goods. Therefore, cost of revenues did not include the cost of this pre-launch inventory and this resulted in a higher than expected gross margin until all pre-launch inventory was consumed early in the third quarter of fiscal 2009. In addition, as we have limited manufacturing experience and we use a standard costing method for determining costs of inventory based on limited historical data our actual results may differ from standards. As a result, gross margins have been and may continue to be inconsistent from quarter to quarter.
Selling, General and Administrative
Selling, general and administrative expenses include costs associated with selling and marketing our products and the general corporate administration of the Company. These costs are primarily related to salaries and wages and related employee costs, depreciation of fixed assets, travel, external consultants and contractors, legal and accounting fees and general infrastructure costs and include all operating costs not associated with or otherwise classified as research and development costs or cost of revenues.
Selling, general and administrative expenses were approximately $3.1 million, or 46% of operating expenses for the three months ended September 30, 2009, as compared to $3.2 million, or 37% of operating expenses for the same period in the prior year. While the total amount of selling, general and administrative expenses remained consistent between the two periods, we experienced a decrease in fees for professional services of approximately $629,000 due to non-recurring redomiciliation activities in the three months ended September 30, 2008. This decrease was mostly offset by increases in consulting services for sales and marketing activities of $234,000 and an increase in share-based compensation of approximately $394,000. The increase in share-based compensation is due to the recognition of certain performance criteria as probable resulting in a true-up of share based compensation over the expected vest period.
Selling, general and administrative expenses were approximately $11.7 million, or 54%, of operating expenses for the nine months ended September 30, 2009, as compared to $8.0 million, or 35% of operating expenses for the same period in the prior year. The increase was primarily a result of an increase in fees for legal services of approximately $3.6 million related to the terminated Thoratec transaction.
Research and Development
Research and development expenses are the direct and indirect costs associated with developing our products prior to commercialization and are expensed as incurred. These expenses consist primarily of salaries and wages and related employee costs, external research and development costs, materials and expenses associated with clinical trials. Additional costs include travel, facilities and overhead allocations.

Even as we attain commercialization of the HeartWare System product line outside of the US, we expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future related to new product development, including costs related to the development of MVAD. In addition, we expect ongoing clinical costs that will be expensed to research and development relating to the US clinical trial of the HeartWare System.
Research and development expenses were $3.6 million, or 54%, of operating expenses for the three months ended September 30, 2009, as compared to $5.5 million, or 63% of operating expenses for the same period in the prior year. The decrease of approximately $1.9 million was primarily related to the capitalization of manufacturing activities related to the manufacture of the HeartWare System as inventory held for sale during the 2009 period, and expensed as cost of revenues as units are sold, as opposed to being expensed as research and development expenses as incurred during the 2008 period. For the three months ended September 30, 2009, we experienced a decrease in regulatory consulting fees, which was offset by an increase in clinical trial costs related to our US clinical trial. For the three months ended September 30, 2009, we also experienced an increase in share-based compensation of approximately $194,000. The increase in share-based compensation is due to the recognition of certain performance criteria as probable resulting in a true-up of share based compensation over the expected vest period.
Research and development expenses were $10.0 million, or 46%, of operating expenses for the nine months ended September 30, 2009, as compared to $14.8 million, or 65% of operating expenses for the same period in the prior year. The decrease of approximately $4.8 million was primarily related to the capitalization of manufacturing activities related to the manufacture of the HeartWare System as inventory held for sale during the 2009 period, and expensed as cost of revenues as units are sold, as opposed to being expensed as research and development expenses as incurred during the 2008 period. However, for the nine months ended September 30, 2009, we experienced an increase in clinical trial costs relating to the US clinical trial of approximately $1.2 million and an increase in share-based compensation of approximately $688,000. We also recorded and paid $750,000 related to a milestone commitment resulting from the 2003 acquisition by HeartWare, Inc. (as described in our Form 10-K as filed on February 26, 2009). These increased expenses were partially offset by reduced regulatory consulting fees of approximately $716,000 and a decrease in expenses related to animal studies and advanced research totaling approximately $460,000.
Foreign Exchange
Foreign exchange gains totaled approximately $108,000 in the three months ended September 30, 2009, as compared to a gain of approximately $3.2 million for the same period in the prior year. Foreign exchange loss was approximately $260,000 in the nine months ended September 30, 2009, as compared to a gain of approximately $1.9 million for the same period in the prior year. The differences were due to fluctuations in the overall balance and value of our cash holdings denominated in US dollars held by our Australian subsidiary as a result of movements in the exchange rate between the Australian dollar and the US dollar.
Historically, we maintained the majority of our cash and cash equivalents in Australia, denominated in both Australian and US dollars. As of September 30, 2009, the majority of our cash and cash equivalents are in US dollars on deposit with banks located in the United States. Therefore, we expect the amount of foreign exchange gains and losses on cash holdings held by our Australian subsidiary to not be as significant as historical amounts.
Interest Expense
Interest expense consists of interest incurred on the principal amount of the $4.0 million convertible loan from Thoratec obtained in August 2009 and amortization of deferred financing costs related to the Thoratec Loan Agreement. Interest on the convertible loan is payable at a rate of 10% per annum. The deferred financing costs are being amortized over the term of the Thoratec Loan Agreement, which expires no later than November 1, 2011.

Interest expense was approximately $351,000 in the three and nine months ended September 30, 2009. Interest incurred on the principal amount of the convertible loan was approximately $63,000 and non-cash amortization of the deferred financing costs totaled approximately $288,000.
Interest Income
Interest income is primarily derived from cash and short-term deposit accounts, denominated in both Australian and US dollars, held in Australia and the US. Interest income was approximately $7,000 and $26,000 in the three and nine months ended September 30, 2009, respectively, as compared to approximately $475,000 and $1.1 million in the three and nine months ended September 30, 2008, respectively. The decreases were primarily due to lower interest rates and lower average daily cash balances during the 2009 period.
Change in Fair Value of Derivative Instrument
As further discussed in Note 9 to the accompanying financial statements, we recorded the fair value of a derivative instrument on July 31, 2009 related to the Australian dollar denominated conversion feature in the Thoratec Loan Agreement. We are required to record this derivative at fair value at each reporting period. During the three and nine months ended September 30, 2009 we recognized a non-cash charge of approximately $2.2 million due to the increase in the fair value of this derivative between July 31, 2009 and September 30, 2009. This increase in fair value was primarily due to an increase in the fair value of our common stock from July 31, 2009 to September 30, 2009. Future losses or gains to be recognized due to changes in the fair value of this derivative are contingent upon several factors, including the fair value of our common stock and the exchange rate between US and Australian dollars.
Other, net
Other, net consists of gains and losses on the disposal of fixed assets. For the three months ended September 30, 2009, we incurred a loss on the disposal of fixed assets of approximately $23,000 primarily in connection with the termination of our lease for our administrative offices in Australia. For the nine months ended September 30, 2009, our loss on the disposal of fixed assets was approximately $25,000. For the nine months ended September 30, 2008, we incurred a loss on the disposal of fixed assets of approximately $92,000 primarily in connection with the termination of our lease for our prior manufacturing facility in Florida.
Income Taxes
We are subject to taxation in the United States and Australia. We have incurred losses since inception in both jurisdictions. Changes in share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and as such a 100% valuation allowance has been recorded against our net deferred tax assets.
As of September 30, 2009, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to closely consider whether to record a deferred tax asset as we further expand the commercialization of our products.
Liquidity and Capital Resources
As of September 30, 2009, our cash and cash equivalents were $31.4 million as compared to $20.8 million at December 31, 2008. The increase is primarily a result of the cash proceeds from the private placement of our common stock in August 2009 partially offset by cash used to support our operating activities.

Cash used in operating activities for the nine months ended September 30, 2009 was approximately $22.4 million as compared to approximately $18.2 million for the same period in the prior year. For the nine months ended September 30, 2009, this amount included a net loss of approximately $19.0 million and non-cash adjustments to net loss of approximately $5.1 million, which primarily consisted of approximately $2.2 million for the change in fair value of a derivative, $1.8 million of share-based compensation and $1.0 million of depreciation and amortization. Included in cash used in operating activities in 2009 is approximately $5.9 million related to an increase in accounts receivable and approximately $4.5 million for the purchase and manufacture of inventories. We expect increases in accounts receivable and inventory purchases to continue to be a significant use of cash throughout 2009 in support of our US clinical trial and commercial sales in Europe.
For the nine months ended September 30, 2008, cash used in operating activities included a net loss of approximately $19.8 million and non-cash adjustments to net income of approximately $1.3 million, which primarily consisted of approximately $494,000 of depreciation and amortization and approximately $781,000 of share-based compensation. Included in cash used in operating activities is approximately $581,000 for the purchase of inventories.
Investing activities used cash of approximately $1.3 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts were primarily to acquire property, plant and equipment and capitalized patent costs.
Cash provided by financing activities for the nine months ended September 30, 2009 and 2008 was approximately $33.6 million and $28.0 million, respectively. These amounts were primarily the result of capital raises through the issuance of common stock during both periods. For the nine months ended September 30, 2009, we also borrowed $4.0 million under a convertible loan from Thoratec and received approximately $621,000 from the exercise of stock options. For the nine months ended September 30, 2008, we utilized approximately $1.4 million to repay a convertible note.
In August and September 2009, we entered into Purchase Agreements separately with a number of institutional and accredited investors for the private placement of approximately 2.74 million shares of our common stock at an issue price of $22.00 per share for aggregate gross proceeds of approximately $60.2 million. The placement agent for the transaction received a placement fee of approximately 2% of the gross proceeds.
The issuance of approximately 1.4 million shares of the total number of shares sold to the investors in the Private Placement was subject to approval by our stockholders in accordance with Nasdaq Stock Market Rules and Australian Securities Exchange Listing Rules and, as a result, approximately $30.7 million of the proceeds from the Private Placement were held in escrow. Such proceeds were released to us and the 1.4 million shares were issued when stockholder approval was obtained at a special meeting of our stockholders that was held on October 26, 2009.
On February 12, 2009, we entered into a merger agreement with Thoratec (“Merger Agreement”). Concurrent with the Merger Agreement, we entered into a Loan Agreement with Thoratec, pursuant to which Thoratec committed to loan us up to $28.0 million through one or more term loans subject to the terms and conditions set forth in the Loan Agreement. On July 31, 2009, HeartWare and Thoratec agreed to terminate the Merger Agreement. The Loan Agreement survives the termination of the Merger Agreement, and as of July 31, 2009, we were able to borrow up to $20.0 million under the Loan Agreement. The funds have been deposited into an escrow account which is controlled by an independent third party. The additional $8.0 million was only to become available if Thoratec exercised an option to extend the Merger Agreement to the outside date for the completion of the proposed merger of January 31, 2010. As the Merger Agreement has been terminated those additional funds will not be available, and accordingly, only $20.0 million is available to us under the Loan Agreement.

Any loans to us under the Loan Agreement, at Thoratec’s option, may be converted in whole or in part into shares of HeartWare International common stock prior to the maturity date of the loan, subject to any waiting period provided by the Hart-Scott-Rodino Antitrust Improvements Act that may be required at the time of conversion. In addition, beginning July 31, 2009, the date the Merger Agreement was terminated, Thoratec may convert any funds held in escrow in whole or in part into shares of HeartWare International common stock at any time prior to termination of the Loan Agreement, subject to any waiting period provided by the Hart-Scott-Rodino Antitrust Improvements Act that may be required at the time of conversion. The number of shares to be issued is determined by dividing the outstanding principal amount of the loans, including any accrued and unpaid interest, or funds held in escrow by the US dollar equivalent of AU$35.00 at the time of the conversion. The conversion price is subject to customary adjustment provisions as defined in the Loan Agreement. For so long as HeartWare International’s CHESS Depositary Interests are listed on the Australian Securities Exchange, the loans and funds held in escrow may not be converted into more than 14.99% in the aggregate of the then authorized and outstanding shares of HeartWare International common stock. Based on the conversion rate at September 30, 2009, the outstanding loan balance and funds held in escrow could have been converted into approximately 649,000 shares of HeartWare International common stock.
Any loans to us under the Loan Agreement accrue interest at the rate of 10% per annum. Accrued interest on any amounts outstanding is payable quarterly on March 31, June 30, September 30 and December 31. Any outstanding loans are due and payable, together with accrued and unpaid interest, on the earlier of (i) November 1, 2011, (ii) the Termination Date, as defined in the Loan Agreement, and (iii) the date on which all of the loans accelerate and become due and payable in full in accordance with the Loan Agreement. The loans may accelerate upon a change in control of HeartWare or upon certain events of default, all as defined in the Loan Agreement.
In August 2009, we borrowed $4.0 million under the Loan Agreement. The amount of interest expense incurred during the three months ended September 30, 2009 was approximately $63,000, which was paid on September 30, 2009. As of September 30, 2009, the $4.0 million remained outstanding.
We believe that cash and cash equivalents on hand, including the balance of the proceeds from the above described Private Placement, expected cash flows from operations and the access to capital pursuant to the above described Loan Agreement will be sufficient to fund our operations for at least the next twelve months.
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
Interest Rate Risk
Our exposure to interest rate risk is currently confined to interest earnings on our cash and cash equivalents that is invested in highly liquid money market funds. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. We do not presently use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.
The convertible loan from Thoratec does not bear interest rate risk as the loan carries a fixed rate of interest.
Foreign Currency Rate Fluctuations
We conduct business in foreign countries. For US reporting purposes, we translate all assets and liabilities of our non-US entities at the period-end exchange rate and revenue and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of stockholders’ equity.
We generate revenue and collect receivables in foreign currencies. In addition, our Australian subsidiary holds US and Australian dollar denominated cash accounts. Fluctuations in the exchange rate of the US dollar against the Australian dollar can result in foreign currency exchange gains and losses that impact our financial results and our overall cash position. These foreign currency transaction gains and losses are presented as a separate line item on our consolidated statements of operations. The gains and losses are recorded in Australian dollars, the functional currency of the Australian entity, and translated to US dollars, at an average exchange rate, upon consolidation, for US reporting purposes. Continued fluctuation of the exchange rate could result in financial results that are not comparable from quarter to quarter.
Cash balances maintained by our Australian subsidiary have gradually decreased during 2009. Therefore, we expect the amount of foreign currency exchange gains and losses that arise from translation of these accounts will decrease compared to prior periods. We do not utilize foreign currency forward contracts, but instead hold cash reserves in the currency in which those reserves are anticipated to be expended.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In August and September 2009, we entered into certain Securities Purchase Agreements (the “Purchase Agreements”) separately with a number of institutional and accredited investors for the private placement of approximately 2.74 million shares of our common stock at an issue price of $22.00 per share for aggregate gross proceeds of approximately $60.2 million (the “Private Placement”). The placement agent for the transaction received a placement fee in aggregate of approximately 2% of the gross proceeds.

The issuance of approximately 1.4 million shares of the total number of shares sold to the selling stockholders in the Private Placement was subject to approval by our stockholders in accordance with Nasdaq Stock Market Rules and Australian Securities Exchange Listing Rules and, as a result, approximately $30.7 million of the proceeds from the Private Placement were held in escrow. Such proceeds were released and the 1.4 million shares were issued when the stockholder approvals were obtained at a special meeting of our stockholders that was held on October 26, 2009.
Pursuant to the terms of the Purchase Agreements we filed a registration statement on Form S-3 with the SEC on August 18, 2009 (File No. 333-161417), and as amended on October 26, 2009 and November 3, 2009 to cover the resale of these shares.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On July 29, 2009 (July 30, 2009 Australian Eastern Standard Time) we held our annual meeting of stockholders in Sydney, Australia. Each of the resolutions put to stockholders, and as previously announced in the Company’s Definitive Proxy Statement filed with the SEC on June 11, 2009, were passed. The voting results were disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2009.

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

HEARTWARE INTERNATIONAL, INC.

Date: November 4, 2009	/s/ Douglas Godshall Douglas Godshall
Chief Executive Officer

Date: November 4, 2009	/s/ David McIntyre
David McIntyre
Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002