Form 10-K
period 2009-12-31
HeartWare International, Inc.
filed 2010-02-23
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and post on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price of the common stock reported on the NASDAQ Global Market as of June 30, 2009, was approximately $129.9 million. For purposes of the above statement only, shares of the registrant’s common stock held by directors and executive officers and entities or persons that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2009 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 5, 2010, the registrant had 13,559,531 shares of common stock, par value $0.001, issued and outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2010 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2009.

References
Unless the context requires otherwise, references in this Annual Report on Form 10-K to:
•	“HeartWare,” “the Company,” “HeartWare Group,” “we,” “us” and “our” refer to HeartWare International, Inc. and its consolidated subsidiaries, HeartWare Pty. Limited and HeartWare, Inc.
•	“HeartWare International, Inc.” refers to HeartWare International, Inc., a Delaware corporation incorporated on July 29, 2008.
•	“HeartWare Pty. Limited” refers to HeartWare Pty. Limited (formerly known as HeartWare Limited), an Australian proprietary corporation originally incorporated on November 26, 2004.
•	“HeartWare Limited” is the entity that was renamed HeartWare Pty. Limited and which was, as stated above, originally incorporated on November 26, 2004.
•	“HeartWare, Inc.” refers to HeartWare, Inc., a Delaware corporation incorporated on April 3, 2003. HeartWare, Inc. was acquired by HeartWare Pty. Limited on January 24, 2005.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation:
•	our expectations with respect to regulatory submissions and approvals;
•	our expectations with respect to our clinical trials, including enrollment in or completion of our clinical trials;
•	our expectations with respect to the integrity or capabilities of our intellectual property position;
•	our ability to commercialize our existing products;
•	our ability to develop and commercialize new products; and
•	our estimates regarding our capital requirements and financial performance, including profitability.
Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on our forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules and regulation of the Securities and Exchange Commission. We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission. Investors should read the entire Annual Report on Form 10-K and consult their respective financial, legal or other professional adviser in relation to the subject matter therein, especially as it pertains to our risks and uncertainties outlined in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K, together with the information provided in our public filings with the Securities and Exchange Commission.

Corporate Information
HeartWare International, Inc. was incorporated in Delaware on July 29, 2008 and became the successor issuer to HeartWare Limited, an Australian corporation, on November 13, 2008, as a result of the Australian Court approved redomiciliation of HeartWare Limited from Australia to Delaware. Prior to this date, HeartWare Limited was the ultimate parent company of the HeartWare Group and, following the redomiciliation, HeartWare International, Inc. became the ultimate parent company. In January 2009, HeartWare Limited was converted to an Australian private company and was renamed HeartWare Pty. Limited.
We further discuss our corporate history under “Business—Corporate History”.
In connection with the 2008 redomiciliation referred to above, each holder of HeartWare Limited ordinary shares, share options or performance rights received one share of common stock, one stock option or one restricted stock unit, of HeartWare International, Inc., for every 35 of HeartWare Limited ordinary shares, share options or performance rights, respectively, held by such holder. Unless the context requires otherwise, all information in this Annual Report on Form 10-K regarding shares, options or other securities of HeartWare International, Inc. or HeartWare Limited, as applicable, including related data on a per unit basis, has been adjusted to give effect to the 2008 redomiciliation transaction, whether such information pertains to a date or period of time subsequent or prior to the redomiciliation transaction.
Our principal executive offices are located at 205 Newbury Street, Suite 101, Framingham, Massachusetts. Our telephone number is 1-508-739-0950. Our website address is www.heartware.com. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. We have included our website address in this Annual Report on Form 10-K as an inactive textual reference only. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.
Currency
Unless indicated otherwise in this Annual Report on Form 10-K, all references to “$”, “U.S.$” or “dollars” refer to United States dollars, the lawful currency of the United States of America. References to “AU$” refer to Australian dollars, the lawful currency of the Commonwealth of Australia, and references to “€” or “Euros” means Euros, the single currency of Participating Member States of the European Union.
Trademarks
HEARTWARE, HVAD and MVAD, KRITON and various company logos are the trademarks of the Company, in the United States, Australia and other countries. All other trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1.	Business
Overview
HeartWare is a medical device company focused on developing the world’s smallest implantable blood pumps for the treatment of advanced heart failure.
The HeartWare Ventricular Assist System (the “HeartWare System”), which includes a left ventricular assist device (“LVAD”), or blood pump, patient accessories and surgical tools, is designed to provide circulatory support for patients with advanced heart failure. The core of the HeartWare System is a proprietary continuous flow blood pump, the HVAD Pump, which is a full-output device capable of pumping up to 10 liters of blood per minute.
In 2008, we successfully completed enrollment of a combined European and Australian human clinical trial for the HeartWare System. This international trial began in March 2006 and initially called for the implantation of 20 patients. The trial was expanded to permit enrollment of 50 patients so as to provide increased depth of clinical data and to broaden our clinical experience. Enrollment in this trial was completed in December 2008 and a subset of the associated clinical data was the basis for our application for Conformite Europenne (“CE”) Marking for the HeartWare System.
In January 2009, the HeartWare System received CE Marking approval, which allows us to market and sell the device in Europe. Our first commercial sale in Europe occurred in March 2009.
In April 2008, we received conditional Investigational Device Exemption (“IDE”) approval from the United States Food and Drug Administration (“FDA”) to enroll 150 patients in a bridge-to-transplant clinical study in the United States (called “ADVANCE”). Full IDE approval for the HeartWare System was received from the FDA in September 2008 and, in October 2009, we received FDA approval to expand the number of participating sites from 28 to 40 centers.
In August 2008, our first U.S. patient received the HeartWare System at the Washington Hospital Center in Washington, DC, marking the commencement of our bridge-to-transplant clinical trial in the United States. In February 2010, we completed enrollment in this trial with 140 patients receiving the HeartWare System. The remaining 10 patients were enrolled but did not receive an implant of the HeartWare System because they failed to meet the trial’s inclusion and exclusion criteria after being enrolled.
With the completion of this trial, we will seek approval from the FDA to implant additional bridge-to-transplant patients under what is called a Continued Access Protocol, or CAP, in any U.S. center that implanted a patient in the pivotal arm of the ADVANCE trial. While there is certainly no guarantee that we will be granted a CAP, such grants have been made on other LVAD trials. A CAP makes technology available to patients and clinicians while also providing additional data for the FDA to evaluate prior to determining whether or not to approve a device.
On November 23, 2009, we filed a submission for an IDE study with the FDA relating to the proposed use of the HeartWare System in a destination therapy clinical study in the United States. We are actively engaged in discussions with the FDA to finalize the protocol for the destination therapy trial which we are hoping to start in the second quarter of 2010. We believe data from our international trial has continued to be encouraging, particularly in follow-up data for patients who have been supported by our device for more than one year and have yet to receive a transplant. We believe these patients who have been supported for longer time frames begin to reflect the potential of the HVAD as a destination therapy device.
Beyond the HeartWare System, we are also evaluating our next generation device, the Miniaturized Ventricular Assist Device (“MVAD”). The MVAD is based on the same technology platform as the HeartWare System but adopts an axial flow, rather than a centrifugal flow, configuration and is being developed in multiple configurations. The MVAD designs are currently at the preclinical stage and undergoing animal studies focused on minimally invasive implantation techniques. Each of the MVAD configurations is approximately one-third the size of the HVAD Pump. We believe that the MVAD designs will be implantable by surgical techniques that are even less invasive than those required to implant the HVAD Pump.

We began generating revenue from sales of our product in August 2008 and have incurred net losses in each year since our inception. We expect our losses to continue as we advance and expand our clinical trial activities in the U.S., continue to develop commercial markets outside of the United States and expand our research and development into next generation products including the MVAD.
We have financed our operations primarily through the issuance of shares of our common stock. Most recently, in February 2010, we closed a public offering, under a shelf registration on Form S-3 filed with the Securities and Exchange Commission on December 24, 2009, of approximately 1.77 million shares of our common stock at an offering price of $35.50 per share for aggregate gross proceeds of approximately $62.8 million. This amount includes the underwriters exercise of their over-allotment option to purchase an additional 230,595 shares of our common stock at the offering price.
In August 2009, we sold approximately 2.74 million shares of our common stock through private placements in the United States and Australia, which raised net proceeds of approximately $58.6 million. The issuance of approximately 1.4 million shares of the total number of shares to the investors in the private placement was subject to stockholder approval and, as a result, approximately $30.7 million of the proceeds from the private placement were held in escrow by an independent third party until such approval was obtained. Such proceeds were released to us and the 1.4 million shares were issued following stockholder approval, which was obtained at a special meeting of stockholders held on October 26, 2009.
We are headquartered in Framingham, Massachusetts. We have an operations and manufacturing facility in Miami Lakes, Florida and a small development and operations facility in Sydney, Australia.
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
The HeartWare System supports patients suffering from advanced stage heart failure. Heart failure is a chronic disease that results in the heart’s pumping power being weaker than normal. In a healthy person, the left ventricle of the heart pumps oxygenated blood into the aorta and the blood is then circulated throughout the body until it returns through the venous system to the right side of the heart, which pumps it into the lungs where it is re-oxygenated. If the left ventricle is not working properly, the oxygenated blood is not fully cleared from the lungs and the blood is not circulated effectively. If the muscle of the left ventricle is damaged or is not working efficiently, the ventricle will tend to compensate by working harder in an effort to supply adequate blood flow into the aorta. The increased effort generally results in dilation, or enlargement, of the ventricle, rather than increased blood flow. This dilation then makes it harder for the heart to contract effectively which results in even lower blood flow and increased effort and further dilation of the ventricle. This progressive, degenerative process generally continues until the patient becomes debilitated and eventually dies from inadequate clearing of the lungs and inadequate flow of oxygenated blood throughout the body. The inadequate lung clearance or lung congestion is why the advanced stages of heart failure are called congestive heart failure, or CHF.
Our Target Markets—Class III and Class IV Patients
Our devices target certain classes of advanced stage heart failure patients, or Class III and IV patients as defined by the New York Heart Association (“NYHA”). We estimate that the number of Class III and Class IV heart failure patients worldwide is approximately 7 million and that approximately 20% of these patients could be assisted by a circulatory assist device. We believe that there is a significant market opportunity for ventricular assist devices, or VADs, that are smaller, easier to implant, easier to use and/or more reliable than the devices that are currently available. We also believe there is a significant market opportunity for any device that, relative to existing therapies, demonstrates superior patient outcomes at a lower cost.

We estimate that there are approximately 5 million Class III heart failure patients worldwide. Of these 5 million patients, we estimate that approximately 1 million patients are severely impacted by CHF but are not yet nearing the end stages of the disease. While these patients suffer on a daily basis, they do not need the same full support as the sicker, later-stage Class IV patients and they may be less willing to undergo the more invasive procedure required for the placement of the typical LVAD. We believe that up to one-third of these 1 million patients could be candidates for a less invasive surgical approach such as the one we are developing with the MVAD. We believe that this less invasive surgical approach should make more patients and their physicians comfortable with the benefits of the implant because of the potential for reduced surgical risk and shorter post-operative recovery periods.
CHF Treatment Options
Heart transplantation is the only current curative therapy and ultimately provides the best recovery of cardiac function. Heart transplantation is an effective and accepted surgical procedure that can result in end-stage heart failure patients resuming relatively normal lives for a period usually expected to be ten years or longer. However, the therapy is significantly constrained by the limited number of available donor hearts. Also, many patients with heart failure are ineligible for heart transplantation because of factors such as age or the presence of other diseases.
Although many drug treatment and pacing devices that are designed to stimulate the heart have proven to be effective at prolonging the quality and duration of a patient’s life, such treatments and devices, do not halt the progression of CHF. Pharmacologic management of CHF focuses primarily on increasing or stimulating the force of heart contractions. Drug regimens aim to improve the effectiveness of the heart’s contractions and slow the rate of CHF progression. For later stage Class III and Class IV patients, some investigations have suggested the increase in patient survival rates using drug regimens is limited and drug regiments have not been demonstrated to stop or reverse the effects of CHF. Other approaches such as devices that allow physicians to reduce the size of the heart and cell based therapy are either in the early development stages or have not yet achieved outcomes that we believe would lead most physicians to see these technologies as viable solutions.
LVAD Treatment for Advanced Heart Failure
Circulatory assist devices are designed to take over some or all of the pumping function of the heart by mechanically pumping blood into the aorta. Implantation of circulatory assist devices is the only therapy other than transplantation that has been shown to fully rehabilitate a patient from NYHA Class IV to Class I. A November 2001 article in The New England Journal of Medicine on a study entitled “Randomized Evaluation of Mechanical Assistance for the Treatment of Congestive Heart Failure,” or the REMATCH study, concluded that “the use of a left ventricular assist device in patients with advanced heart failure resulted in a clinically meaningful survival benefit and an improved quality of life. A left ventricular assist device is an acceptable alternative therapy in selected patients who are not candidates for cardiac transplantation.” The conclusions in this study have since been reconfirmed in a number of subsequent similar studies with LVADs, including The Journal of Thoracic and Cardiovascular Surgery.
A large population of end-stage heart failure patients can benefit from LVAD therapy, such as our HeartWare System. Within this population there are four different indications of use of LVADs: “bridge-to-transplant” therapy, “bridge-to-decision”, “destination therapy” and “bridge-to-recovery” therapy.
Bridge-to-transplant therapy - Each year, the number of heart failure patients in need of a heart transplant exceeds the number of donor hearts that become available. According to the United Network for Organ Sharing, there were only 1,802 transplants conducted in the United States in 2008. We estimate that approximately 58% of patients spend 1 year or more on the transplant waiting list and approximately 37% of patients wait as long as 3 years or more. As of February 2010, 3,094 people are on the transplant waiting list in the United States. We estimate that approximately 30% of current transplant patients receive an LVAD as a bridge to transplant, meaning that the LVAD implantation is intended to stabilize the patient until a heart transplant becomes possible. We expect this percentage of patients on the waiting list who receive LVAD support as a bridge-to-transplant to increase as surgeons and cardiologists become more familiar with the technology and confidence in the procedure grows in line with improving clinical data and device reliability.

Bridge-to-decision therapy - LVADs are increasingly being used to assist physicians determine which patients previously not eligible for a transplant should be listed. Rather than disqualify certain patients based upon their pre-LVAD implant status, many patients now receive LVAD implants and the physician then evaluates whether or not to list them for heart transplant in the future. The LVAD “bridges” the physician’s listing decision and enables them to determine whether or not the patient will be a good transplant candidate by evaluating their overall health status after the LVAD has re-perfused them. This indication is best reflected in the National Institute of Health’s, or NIH, sponsored INTERMACS registry, which showed at March 2009 that 52% of the bridge-to-transplant patients were listed for heart transplant at the time of their implant. On this basis, this suggests that 48% of the “bridge” patients are actually being bridged to a decision later.
Destination therapy - Circulatory assist devices can also be used as a permanent or quasi-permanent therapy in those patients who are not candidates for heart transplantation due to, for example, their age or the presence of other diseases. The NIH estimates that destination therapy represents a long-term option for up to 100,000 patients in the United States. For these late stage patients, drug therapy is currently the only alternative but even with drug therapy the 12-month mortality rate is approximately 75%. We believe that device durability and reliability, together with ease and perceive risk of implantation and better clinical outcomes, are important factors in determining whether destination therapy will become accepted by physicians and patients.
Bridge-to-recovery therapy - Circulatory assist devices that provide prolonged unloading of the heart muscle, or myocardium, have been claimed to lead to “recovery of the heart” in some patients. In these patients, the combination of ventricular unloading combined with pharmaceutical therapy enables the physician to wean the patient from the pump and eventually remove it. This potential application of LVADs was cited in the November 2006 New England Journal of Medicine article that described a recovery rate of approximately 75% in the Harefield Hospital study. Confirmatory studies are underway in the United States by Thoratec Corporation, which has established the Harefield Recovery Protocol Study, or HARPS, with initial enrollment underway. While there can be no certainty that these results will be replicated or occur with sufficient repeatability, we believe that if use of LVADs in these circumstances achieves widespread physician acceptance, the potential market for use of our HeartWare System in bridge-to-recovery therapy could increase significantly since removal of the device reduces the clinical risks presented by pumps that are left in place for multiple years.
Our Solution and Products
Proprietary Pump Technology
The HeartWare System features the smallest, full-output centrifugal pump designed to be implanted in the chest, directly adjacent to the heart. At the core of our technology platform is our proprietary “hybrid” system for suspending the impeller, which is the only moving part within the pump. The impeller is suspended within the pump housing by the opposing forces of passive magnets and hydrodynamic thrust generated by the pump impeller, which circulates a “cushion” of blood. Once power is applied to the device and the impeller begins to rotate, there are no points of mechanical contact within the pump, thus providing a completely “wearless” pumping system.
We believe the hybrid suspension system has several important advantages over traditional technologies. The elimination of the internal mechanical bearings which are characteristic of second generation devices removes all points of mechanical friction or contact within the pump. We believe that this removal of contact should lead both to longer term reliability of the device and to a potential reduced risk of physical damage to blood cells as they pass through the pump. Our hybrid suspension technology also establishes a miniaturization “path”, which we believe will allow us to significantly downsize our pump technology without compromising clinical performance. We believe competing pump designs which rely on either active magnetic or hydrodynamic forces alone face various physical constraints that may limit their ability to downsize without sacrificing performance.

The HeartWare System
The first product in our portfolio, the HeartWare System, comprised of the HVAD Pump, a small, permanently implantable LVAD, patient accessories and surgical tools. The HVAD Pump is capable of generating up to 10 liters of blood flow per minute. With a displaced volume of only 50 cubic centimeters and a mass of 140 grams, the HVAD Pump is the only full-output pump implantable in the pericardial space, directly adjacent to the heart. It is also the only pump designed to be implanted above the diaphragm in all patients. We believe the reduced surgical complexity involved in implanting the HeartWare System in the pericardial space generally leads to significantly shorter surgery time and a less invasive procedure relative to alternative devices, which are normally implanted in the abdomen.
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
The HeartWare System is approved for sale in Europe. In the United States, we must obtain Premarket Approval (“PMA”) approval before the HeartWare System can be commercialized. In August 2008, we began our U.S. bridge-to-transplant clinical trial after receiving approval of an Investigational Device Exemption by the FDA and we have applied for Investigation Device Exemption to commence a destination therapy clinical trial.
The destination therapy trial, if approved, will be a prospective, randomized, unblinded, multi-center, non-inferiority evaluation of the HeartWare® VAS versus a control group consisting of any FDA-approved LVAD approved for destination therapy. 450 patients will be randomized to HeartWare® VAS or control LVAD in a 2:1 ratio. Each patient receiving the HeartWare® VAS or control LVAD is followed to the primary endpoint, stroke-free survival at 2 years on the originally implanted LVAD, with a subsequent follow-up period extending to 5 years post implant.
On November 23, 2009, we filed a submission for an IDE study with the FDA relating to the proposed use of the HeartWare System in a destination therapy clinical study in the United States. We are actively engaged in discussions with the FDA to finalize the protocol for the destination therapy trial which we are hoping to start in the second quarter of 2010. We believe data from our international trial has continued to be encouraging, particularly in follow-up data for patients who have been supported by our device for more than one year and have yet to receive a transplant. We believe these patients who have been supported for longer time frames begin to reflect the potential of the HVAD as a destination therapy device.
The HeartWare MVAD
The MVAD, currently under development, is a miniaturized device intended for chronic heart failure patients which is capable of being delivered in various configurations. The current design is a full-output axial flow pump with a fully suspended rotor and a displacement volume approximately one-third that of the HVAD Pump. The MVAD has been shown in animal trials to have comparable blood flow characteristics to the HVAD Pump and thus we believe should support the human heart’s full cardiac output. Implantation of the MVAD is expected to require surgery significantly less invasive than even the HVAD implant. The device is expected to be implanted without the surgeon making an incision through the midline of the breastbone, or sternum, in order to gain access to the heart (a median sternotomy).
By way of comparison, one of the key breakthroughs that led to an expansion of the defibrillator market was the elimination of the sternotomy. We are hopeful that the experience in the defibrillator market will be repeated for LVADs when the MVAD is introduced. We believe it is likely that many more patients will be willing to undergo a less invasive surgical procedure than are currently comfortable with the full sternotomy required for an LVAD implantation using presently available technologies. We expect physician referrals to increase substantially for the same reason. We anticipate that the MVAD will increase the potential pool of eligible, destination therapy patients in the United States from the 100,000 per year to approximately 300,000. We have three different versions of the MVAD moving through preclinical evaluations and we expect to be selecting which design to move forward with in the first half of 2010.

The first MVAD preclinical studies began in August 2005. Animal studies are on-going with the recent focus being on novel, less invasive implantation techniques. Before the MVAD product will be available for commercial sale, we will need to achieve the following milestones:
•	finalization of surgical implantation techniques and procedures, including identification of necessary surgical implant tools;
•	completion of pump and system designs;
•	completion of confirmatory in-vivo (animal) studies;
•	development and verification of system peripherals (e.g., controller, batteries, power adapters) utilizing the HeartWare System components;
•	approval of and successful completion of a clinical trial; and
•	receipt of regulatory approvals for commercialization.
Enhanced Quality of Life with Smaller Peripherals and Implantable Devices
Currently, the HeartWare System and all commercially available LVADs are powered by a controller and battery pack worn external to the body. Power is transferred to the implanted pump via a thin electrical cable, called a driveline, which exits the patient’s skin in the abdominal area.
We are working to develop and/or acquire the right to use smaller patient peripherals, lighter and longer lasting batteries, and an implantable system including transcutaneous energy transfer, or TET, which will be compatible across the HeartWare family of pumps. Since TET permits implanted batteries to be charged by external devices, TET will eliminate the need for a driveline and allow implantation of the complete LVAD system, including the controller and batteries. We have a working prototype of our TET system and TET technology is already used to recharge neurostimulators and other implantable electronic devices.
We are still in the process of assessing the potential appeal of a TET system to physicians and patients, however, we believe that a fully implantable system will be appealing to physicians and patients. The system will enable patients to charge their implanted batteries and “detach” for periods of time, thereby allowing them to more easily engage in normal daily activities and further improving their quality of life. However, we have not yet determined whether we will be able to design a system small enough to be implanted as easily as the MVAD.
The implantable system is in the early stages of development. Before the implantable system will be available for clinical trials, there must be significant improvements in battery technology and we must undertake significant work, including building functional prototypes of the implantable system, completing animal studies, developing manufacturing processes and completing formal verification testing, Good Laboratory Practices (“GLP”) animal testing and regulatory approvals.
We believe that we may also have a unique opportunity to offer patients a leading TET system due to the inherently lower power consumption and energy efficiency advantages in the HeartWare System as compared with other devices.

Our Business Strategy
Our primary goal, above all else, is to focus on optimizing patient outcomes. We do this by being be at the forefront of innovation in the LVAD sector, which includes maintaining a proprietary technology platform that enables the development of a pipeline of ever-smaller heart pumps that will reduce procedural invasiveness and simultaneously increase the number of patients who can benefit from our products.
We believe that our technology provides us with a significant competitive advantage in the market. To capitalize on that advantage, we are pursuing the following plan:
Expand the European and Australian Commercial Markets — With the receipt of CE Marking in January 2009, we continue to develop the necessary infrastructure to support commercial sales in Europe. We sell directly to VAD centers throughout Europe and through a limited number of distributors. In 2009, we generated revenue from product sales in six European countries and Australia. In 2010, we expect to capitalize on the strong European demand for our products by targeting additional VAD centers, adding distribution partners and expanding the number of countries from which we generate product sales. We also intend to build wider distribution channels and ordering systems to deliver our products to the European market on a commercial scale. In 2009, we began the process of applying to the Therapeutic Goods Administration in Australia for approval to commercially sell our device. We anticipate receiving approval in 2011.
Obtain regulatory approval in the United States — In September 2008, we received full IDE approval from the FDA and commenced a 150 patient bridge-to-transplant clinical trial in up to 28 centers. The FDA allowed an increase to 40 centers in 2009, and as of December 31, 2009, 114 patients had been enrolled in the trial. In February 2010, we completed enrollment of this trial with 140 patients implanted with the HeartWare System. The remaining 10 patients were enrolled but did not receive an implant of the HeartWare System because they failed to meet the trial’s inclusion and exclusion criteria. The results of this trial are expected to support our application for PMA and, eventual commercial sales in the United States. We currently anticipate filing our PMA by the end of 2010. On November 23, 2009, we filed a submission for an IDE study with the FDA relating to the proposed use of the HeartWare System in a destination therapy clinical study in the United States. We are actively engaged in discussions with the FDA to finalize the protocol for the destination therapy trial which we are hoping to start in the second quarter of 2010.
Focus on continuous product development — In parallel with the clinical development of the HeartWare System, we plan to advance the development of our next generation products, such as our MVAD and to enhance our existing HeartWare System peripheral equipment. Our first MVAD animal studies began in August 2005, and in 2007 through 2009 we conducted animal studies focused on minimally invasive surgical techniques. We expect assessment and development and/or enhancement work for the MVAD, the TET system and our existing HeartWare System peripheral equipment to continue throughout 2010. The primary objective of these projects is improved ease of implantation and use of the HeartWare System that we believe will enhance market acceptance.
Partner with leading professionals in the fields of cardiovascular surgery around the world — Our Medical Advisory Board is comprised of leading professionals in the fields of cardiovascular surgery and cardiology. We have established relationships with several leading heart centers around the world and continue to expand this network. We believe these relationships are key to our growth as they help to drive clinical awareness of our products.
Sales and Marketing
There are tens of thousands of cardiologists around the world who manage patients with heart failure. Within the cardiology community, the three key categories that are applicable to HeartWare are general, heart failure and interventional cardiologists. The majority of cardiologists are “general” cardiologists. These physicians receive referrals from general practitioners and perform the initial diagnostic procedures which determine whether or not patients have heart disease and what type of heart disease they have. If the disease is coronary artery disease, the patients will be referred to either an interventional cardiologist, who can implant coronary stents or, if the disease is more advanced, to a cardiac surgeon who can perform a coronary artery bypass procedure. If the diagnosis is one of a structural anomaly of the heart such as heart failure, then the referral may go to the cardiac surgeon or to a heart failure cardiologist. The heart failure cardiologist may elect to refer the patient to a, interventionalist, a cardiac surgeon or an electrophysiologist for the implantation of a pacemaker device or to otherwise manage the patients’ disease themselves. Cardiac surgeons implant circulatory assist devices and, as such, they and heart failure cardiologists are the leading recommenders and indirect consumers of the HeartWare System. As in the United States, we believe that in Europe certain groups of physicians drive the decision as to which LVAD to purchase.

We have established and are our continuing to grow our distribution capabilities, build our clinical support staff and train clinicians in Australia and Europe to expand the commercial rollout of the HeartWare System. We also expect to expand our clinical support personnel with a view to supporting the hospital sites for our U.S. clinical trial activity. Key to the development of our business is the creation of effective training and commercial support materials that educate the target clinicians and patients seeking information on VADs about the advantages of the HeartWare System. In addition, we have partnered with leading physicians in the field (Key Opinion Leaders) so that clinical data about our system is presented at scientific symposia, congresses, and trade shows, as well as published for mass distribution in peer reviewed cardiovascular journals.
We work with a broad spectrum of health care industry participants to promote the clinical benefits of our device, including hospital administrators, cardiac surgery centers, cardiologists, surgeons, physicians, insurers and government and industry representatives. We are seeking to establish strong relationships with key personnel within the hospital supply chain, including managers with authority for making equipment purchase decisions.
We also plan to recruit and train a direct sales force to market our product internationally and engage additional distributors where appropriate.
Intellectual Property
We rely on a combination of patents, trade secrets, trademarks and copyrights, together with non-disclosure and confidentiality agreements, to protect our proprietary rights in our technologies.
We have an extensive patent portfolio which includes 19 issued U.S. patents and 10 issued Australian patents, 5 issued patents in Japan, 4 issued patents in each of Germany, the United Kingdom and France, as well as patents issued in the Netherlands, Spain, Italy, Korea, Canada and Israel. We also have 27 pending U.S. patent applications and a number of international patent applications filed under the Patent Cooperation Treaty, as well as in Canada, Japan, Europe, Australia, China, India, Korea and Israel.
Our U.S. and foreign issued patents and patent applications cover fundamental technologies underlying our hemodynamically and physiologically compatible full-output, long-term circulatory assist devices. The main technologies claimed in patents and patent applications include:
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
We actively monitor our intellectual property position and periodically review new developments to identify prudent extensions to our patent portfolio. We plan to file additional patent applications on inventions that we believe are patentable and important to our business. Accordingly, we intend to pursue and defend aggressively patent protection on our proprietary technologies. We have previously asserted claims and responded to counterclaims relating to our intellectual property. In connection with such processes, we entered into a settlement with various parties pursuant to which the parties or their respective successors or assigns may commercialize competing technologies or products that would have otherwise been precluded by our patents subject to the agreement. See Item 1A. “Risk Factors”.

We are aware of other companies developing ventricular assist devices, including centrifugal and axial flow ventricular assist devices and of patents and published patent applications held by these companies in those fields. To this end, we have reviewed all ventricular assist device patents owned by third parties of which we are aware and believe that our current products do not infringe any valid claims of the third party patents that we have analyzed. However, there are a large number of patents directed to ventricular assist device therapies and there may be other patents or pending patent applications of which we are currently unaware that may impair our ability to operate. We are currently not aware of any third parties infringing our issued claims to our commercial detriment.
Despite our efforts, we may be subject to challenges, with or without merit, regarding our patents or other intellectual property. The medical device industry is characterized by a large number of patents and by frequent and substantial intellectual property litigation. Our products and technologies could infringe, or other persons could allege that our products and technologies infringe, upon the proprietary rights of third parties. If third parties successfully assert infringement or other claims against us, we may not be able to sell our products. In addition, patent or intellectual property disputes or litigation may be costly, result in product development delays or divert the efforts and attention of our management and technical personnel. If any such disputes or litigation arise, we may seek to enter into a royalty or licensing arrangement. However, such an arrangement may not be available on commercially acceptable terms, if at all. We may decide, in the alternative, to litigate the claims or to design around the patented or otherwise proprietary technology. At this time we are not party to any legal proceedings that relate to patents or proprietary rights. We have had communication with various parties regarding certain of our patents which are material to our business and these are discussed in Item 1A. “Risk Factors.”
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
Government Regulation
United States
Our products will be regulated by the FDA as a Class III medical device under the U.S. Food, Drug, and Cosmetic Act. FDA regulations govern:
•	product design and development;
•	product testing;
•	product manufacturing;
•	product safety and effectiveness;
•	product labeling;
•	product storage;
•	record keeping;
•	pre-market approval;
•	advertising and promotion;
•	distribution;

•	product sales and post-market activities;
•	import and export;
•	medical device (adverse event) reporting; and
•	field corrective actions (e.g., recalls).
Each product that we currently plan to distribute commercially in the United States will require PMA from the FDA. Because our product is a Class III device, it is deemed to pose a significant health risk. To market our products in the United States, the FDA must approve the device following the completion of a clinical trial and a submission by us for PMA. The FDA can also impose conditions of approval for the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.
Premarket Approval
Each of our devices will be regulated as a Class III medical device. Obtaining a PMA from the FDA is required before marketing of a Class III medical device in the United States can proceed. The process of obtaining a PMA is costly, lengthy and uncertain. A PMA must be supported by extensive data including, but not limited to, technical, preclinical and clinical trials to demonstrate the safety and effectiveness of the device to the FDA’s satisfaction. Among other information, the PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed device and patient labeling.
If the FDA determines that a PMA is complete, the FDA accepts the application and then begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted Premarket Approval application, although the review and response process generally occurs over a significantly longer period of time, typically one year, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. A review panel may be convened as part of any FDA review of our HeartWare System. In addition, the FDA will conduct a pre-approval inspection of our and our suppliers’ facilities to evaluate compliance with the quality system regulation. They will also conduct a Bioresearch Monitoring (“BIMO”) inspection of the clinical trial including some of the clinical data sites. Under the Medical Device User Fee and Modernization Act of 2002, the fee to submit a PMA can be up to $200,775, but certain companies, like HeartWare, may qualify for a small business exemption. PMA supplements are required for modifications to the manufacturing process, labeling, use and design of a device that is approved through the premarket approval process. PMA supplements often require submission of the same type of information as a PMA except that the supplement is limited to information needed to support any changes from the device covered by the original PMA.
We intend to seek approval from the FDA to implant additional bridge-to-transplant patients under the Continued Access to Investigational Devices program (“Continued Access”) in any U.S. center that implanted a patient in the 150 patient bridge-to-transplant clinical study. While there is no guarantee that we will be granted Continued Access, the FDA has agreed to Continued Access in other VAD trials, as it makes technology available to patients and clinicians while also providing additional data for the FDA to evaluate prior to determining whether or not to approve a device.
Clinical Trials
A clinical trial is required to support a PMA. In February 2010, we completed enrollment of our U.S. bridge-to-transplant clinical trial with 140 patients receiving the HeartWare System. The remaining 10 patients were enrolled but did not receive an implant of the HeartWare System because they failed to meet the trial’s inclusion and exclusion criteria after being enrolled.. We have also filed a submission for an IDE study with the FDA relating to the proposed use of the HeartWare System in a destination therapy clinical study in the United States. Clinical trials require extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an institutional review board at the relevant clinical trial site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice, or GCP, requirements. We, the trial data safety monitoring board, the FDA or the institutional review board at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study patients outweigh the anticipated benefits.

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
European Union
The primary regulatory environment in Europe is that of the European Union, or EU which consists of 27 member states in Europe. The EU has adopted two directives that cover medical devices—Directive 93/42/EEC covering medical devices and Directive 90/385/EEC for active implantable medical devices, as well as numerous standards that govern and harmonize the national laws and standards regulating the design, manufacture, clinical trials, labeling, adverse event reporting and post market surveillance activities for medical devices that are marketed in member states. Medical devices that comply with the requirements of the national law of the member state in which they are first marketed will be entitled to bear CE Marking, indicating that the device conforms to applicable regulatory requirements, and, accordingly, can be commercially marketed within EEC states and other countries that recognize this mark for regulatory purposes. We received CE Marking for the HeartWare System in January 2009.

Australia
In Australia, the Therapeutic Goods Administration, or TGA, is responsible for administering the Australian Therapeutics Goods Act. The Office of Devices, Blood and Tissues is the department within the TGA responsible for devices. The TGA recognizes five classes of medical devices and HeartWare’s circulatory assist device falls under the category of “active implantable medical devices.”
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
We currently sell the HeartWare System to centers in Australia on a limited basis, under a Special Access program. We expect TGA approval in 2011.
Other Regulations
We are also subject to various federal, state and local laws and regulations, both in the United States, Europe and in Australia, relating to such matters as safe working conditions, laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development work. Although we believe we are in compliance with these laws and regulations in all material respects, we cannot provide assurance that we will not be required to incur significant costs to comply with such laws or regulations in the future.
Third Party Reimbursement
In the United States, hospitals and doctors generally rely on third-party payers, such as Medicare, private health insurance plans and health maintenance organizations to pay or reimburse for all or part of the cost of medical devices and the related surgical procedures. In the United States, heart failure represents Medicare’s greatest area of spending.
In 2010, the Center for Medicare and Medicaid Services, or CMS, established reimbursement rates for the treatment of patients with LVADS, with major complications (“MS-DRG 1”) and without major complications (“MS-DRG 2”). Most patients that receive LVADs and all patients that receive heart transplants are eligible for MD-DRG 1 reimbursement. Using the 2010 published payment rates, the national average Medicare payment to CMS-certified centers for MS-DRG 1 procedures are approximately $130,000. Actual payments are subject to other variables such as center geography and patient circumstances. In addition, when LVAD patients are discharged from the hospital and then readmitted for transplantation, hospitals may qualify for 2 separate MS-DRG 1 or 2 payments.
We believe that our products will be Medicare-eligible and therefore that they should be entitled to reimbursement. Several insurance providers have also implemented U.S. policies for circulatory assist devices, including Blue Cross and Blue Shield Plans, Aetna, Cigna, United Healthcare and others but such coverage may not be available if insurance providers refuse to cover Medicare approved investigational devices. We believe that many private insurers will cover our devices if they are also covered by Medicare. All of our sites in the U.S. bridge-to-transplant clinical trial received Medicare and third party reimbursement to some extent. However, in 2010, we added a specialist to our staff with a view to improving insurance reimbursement outcomes for the HeartWare System.
European reimbursement varies from country to country and often hospital to hospital. The European system is more effective at focusing resource intensive procedures in a small number of centers within each country and LVAD’s fall into that category of resource intensive procedures. In those hospitals that perform LVAD implantation, we believe that there are adequate budgets to purchase circulatory assist devices. As in the United States, we believe that in Europe certain groups of physicians will drive the decision as to which LVAD to purchase.

Competition
Competition in the LVAD industry is expected to increase as better devices become available. In the long run, we believe that only smaller, less invasive, reliable and durable devices will remain as viable alternatives for the treatment of congestive heart failure.
Our principal competitors include Thoratec Corporation, World Heart Corporation, Jarvik Heart, MicroMed Technology, Inc, Berlin Heart AG, Abiomed, Inc. and Terumo Heart, Inc., and a range of other smaller, specialized medical device companies with devices at varying stages of development. We believe that at least one of our competitors is currently developing a full-output pump that is equivalent in size or smaller than the HVAD Pump and which might be implanted by similar or less invasive techniques. It is our understanding that such competitor may be seeking IDE approval of such device for a bridge-to-transplant indication in 2010. We also understand that one competitor has received marketing approval in the United States for an LVAD with both destination and bridge-to-transplant indications, which LVAD is typically implanted in a patient’s abdomen. Further, there may be other companies unknown to us that are developing competitive pumps of lesser or similar output levels or other competitive products, and we can offer no assurance that the above competitors or these other parties will not be successful in their efforts.
We believe that the key features of the HeartWare System that provide us with certain advantages over our competitors’ known products include:
•	small device size which allows for routine implantation in the space immediately surrounding the heart in all patients unlike other full-output LVADs that are currently available;
•	our proprietary, hybrid technology system for suspending the pump impellers, providing a “wearless” pumping system; and
•	a design that includes a wide-bladed impeller and integrated inflow cannula, which helps optimize blood flow characteristics.
Although we believe the HeartWare System provides us with competitive advantages over our competitors known products, we note that:
•	our products are in the early stages of development, we have limited implantation experience, and our success is dependent on our clinical trials proving the safety and efficacy of our products;
•	a number of our competitors have significantly greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are significantly larger and more established than ours; and
•	our market is an emerging market and is reliant upon acceptance of LVAD technology.
See Item 1A. “Risk Factors.” for additional information.
Research and Development
Research and development costs include activities related to the research, development, design, testing, and manufacturing of prototypes of our products. It also includes clinical activities and regulatory costs. Research and development costs also include cost associated with certain HeartWare employees engaged in research and development activities, as well as external consultants and contractors that we may engage from time to time; along with a portion of the overhead costs we incur to operate our manufacturing facility. We expect our research and development expenses to increase significantly as we continue the development of our HeartWare System, initiate commercialization activities, research the application of, and develop our miniaturized heart pump technology, conduct additional clinical trials and hire additional employees. For the years ended December 31, 2007, 2008 and 2009 we incurred research and development expenses of $14.6 million, $18.6 million and $15.1 million respectively.

Manufacturing and Assembly
Our manufacturing activities to date, and for the foreseeable future, will continue to consist primarily of process development, component assembly, quality control testing, sustaining engineering and research and development activities. We manufacture products for commercial sale internationally in Europe and for clinical trials in the United States and under special access in Australia.
Most of the components of the HeartWare System are manufactured by third parties, including the center post, pump housing and impeller. Some critical components, including the controller, are manufactured solely by an outside supplier and are essentially provided to us as a finished good ready-for-sale as part of our HeartWare System. Our manufacturing activities to date consist primarily of process development, component assembly, quality control testing, sustaining engineering and research and development activities. Currently approximately 80% of our space in Miami Lakes, Florida is being used for these activities.
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
We do not presently have supply agreements with our key suppliers and we have not secured second source suppliers for all of our critical supplies. See Item 1A. .“Risk Factors” for additional information.
Employees
As of December 31, 2009, we had 137 employees, of whom approximately 105 employees are engaged in operations activities including research and development, quality assurance and manufacturing activities, 17 are engaged in marketing and clinical activities and 15 are engaged in finance, legal and other administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.
Legal Proceedings
We are not currently involved in any legal proceedings.
Corporate History
HeartWare International, Inc. was incorporated in Delaware on July 29, 2008 as a wholly-owned subsidiary of HeartWare Limited, a corporation incorporated in Australia on November 26, 2004. On November 13, 2008, HeartWare Limited completed its redomiciliation from Australia to Delaware pursuant to certain schemes of arrangement approved by an Australian court. Subsequent to the redomiciliation HeartWare Limited was renamed HeartWare Pty. Limited. In connection with this redomiciliation, each holder of HeartWare Limited ordinary shares was issued one share of HeartWare International, Inc. common stock in exchange for every 35 ordinary shares of HeartWare Limited. As a result, HeartWare Limited became a wholly-owned subsidiary of HeartWare International, Inc., and HeartWare International, Inc. became the parent company of the HeartWare Group.
HeartWare Limited acquired our operating subsidiary, HeartWare, Inc., on January 24, 2005. HeartWare, Inc. is a Delaware corporation which was incorporated on April 8, 2003 under the name Perpetual Medical, Inc., and which changed its name to HeartWare, Inc. on July 10, 2003. Since July 10, 2003, HeartWare, Inc. has operated the business formerly owned and operated by Kriton Medical, Inc., which had been developing the HeartWare LVAD System since approximately 1995.

In May 2003, Kriton filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. On May 20, 2003, Kriton and its lead investor Apple Tree Partners I, L.P. proposed a joint plan of liquidation for Kriton. On June 20, 2003, the United States Bankruptcy Court of the Southern District of Florida issued a court order confirming the plan of liquidation. This court order, together with a supplemental court order approving a settlement between Apple Tree Partners and various stockholders of Kriton issued on July 3, 2003, approved the sale of substantially all the assets of Kriton to HeartWare, Inc.. On July 10, 2003, HeartWare, Inc. purchased substantially all of the assets of Kriton free and clear of any and all liens, security interests, encumbrances and claims. The assets included all of Kriton’s patents and other intellectual property which were assigned to HeartWare, Inc.
In connection with the asset purchase, HeartWare, Inc. issued Series A-1 and Series A-2 Preferred Stock to certain creditors of Kriton. The Series A-1 and Series A-2 Preferred Stock do not have any voting rights or the right to receive dividends but entitle the holders thereof to receive upon certain liquidation events of HeartWare, Inc. (but not the liquidation of or change of control of the parent of HeartWare, Inc.) an amount equal to $10 per share of Series A-1 and an amount of $21 per share of Series A-2. HeartWare, Inc. continued to operate as an independent entity until January 24, 2005, when HeartWare Limited acquired all of the voting stock of HeartWare, Inc. in exchange for the issuance by HeartWare Limited of 2.5 million shares (as adjusted for a reverse split in the ratio of 35 to 1) and a convertible note in the principal amount of $1.1 million. The convertible note was redeemed during the third quarter of 2008.

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
Risks Related to Our Business and Industry
We have incurred operating losses since our inception and anticipate that we will continue to incur operating losses for the foreseeable future.
We have incurred net losses since our inception, including net losses of $20.9 million, $23.8 million and $21.9 million for the fiscal years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, our accumulated deficit was $97.9 million. Currently, we only have one product approved for sale in Europe. None of our products are approved for commercial sale in the United States although we presently derive revenue from reimbursed sales of the HeartWare system for use in clinical trials in the United States. We continue to incur substantial clinical trial expenditures, significant research and development costs and costs related to our operations. We expect to continue to incur significant operating losses for the foreseeable future as we incur costs associated with:
•	manufacturing product,
•	continuing to conduct one or more clinical trials,
•	further product research and development,
•	growing, maintaining and protecting our intellectual property,
•	seeking regulatory approvals,
•	expanding our sales and marketing capabilities on a global basis,
•	increasing our manufacturing operations,
•	broadening our infrastructure in order to meet the needs of our operations, and
•	complying with the requirements related to being a public company in both the United States and Australia.

To become and remain profitable, we must succeed in developing and commercializing products with significant market potential. This will require us to succeed in a range of challenging activities, including all of the activities listed above. We may never succeed in these activities, and we may never obtain regulatory approvals in the markets in which we expect to operate or otherwise generate revenues sufficient to achieve profitability. Further, the markets in which we operate may contract or we may not otherwise obtain significant market share so as to support our ongoing business operations. If we do achieve profitability, we may not be able to sustain it.
We currently rely entirely on sales of our sole product, the HeartWare System, to generate revenues. Our products may never achieve market acceptance. In addition, any factors that negatively impact sales of this product will adversely affect our business, financial condition and results of operations.
Our sole product is the HeartWare System, which we introduced to the European market in January 2009 and which does not have regulatory approval in the United States. We expect to continue to derive substantially all of our revenue from the sale of this product and its related devices. Accordingly, our ability to generate revenue is entirely reliant on our ability to market and sell the devices.
Even if we obtain the necessary regulatory approvals in all jurisdictions to commercialize the HeartWare System or any other product that we may develop, our products may not gain market acceptance among physicians, patients, health care payers or the medical community. The degree of market acceptance of any of the devices that we may develop will depend on a number of factors, including:
•	the perceived effectiveness of the product;
•	the prevalence and severity of any adverse events or side effects especially as it relates to survival, quality of life, stroke and bleeding;
•	potential advantages over alternative treatments or competitive products;
•	the strength of marketing and distribution support; and
•	sufficient third party coverage or reimbursement.
If the HeartWare System, or any other product that we may develop, does not achieve an adequate level of acceptance by physicians, patients, health care payers and the medical community, we may not generate or maintain positive gross margins and we may not become profitable or be able to sustain profitability. If we do achieve market acceptance of our products, we may not be able to sustain it or otherwise achieve it to a degree which would support the ongoing viability of our operations.
Our ability to achieve profitability from a current net loss level will depend on our ability to reduce the per unit cost of producing the HeartWare System by increasing our customer orders and manufacturing volume.
Currently, the gross profit from the sale of the HeartWare System is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, reduce the per unit cost of our products. We believe this can be achieved by decreasing our product assembly costs and increasing our manufacturing volume, which will allow for volume purchase discounts to reduce our raw material and component costs and improve absorption of manufacturing overhead costs. Our maximum manufacturing capacity at December 31, 2009 was approximately 60 units per month. If we are unable to reduce assembly, raw material, component and manufacturing overhead costs, our ability to achieve profitability will continue to be severely constrained. Any increase in manufacturing volumes must be supported by a concomitant increase in customer orders. The occurrence of one or more factors that negatively impact sales of our products or our ability to forecast future sales may prevent us from achieving our desired increase in manufacturing efficiency, which would prevent us from attaining profitability.

We have limited sales, marketing and distribution experience.
To develop and increase sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources. In developing these sales, marketing and distribution functions ourselves, we will face a number of risks, including:
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
We currently manufacture our HeartWare System at our facilities in Miami Lakes, Florida. If there were a disruption to our existing manufacturing facility or the surrounding area, for example, due to a hurricane, we would have no other means of manufacturing our HeartWare System until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities.
If we are unable to produce sufficient quantities of our HeartWare System for sale or for use in our current and planned clinical trials, or if our manufacturing process yields substandard product, our development and commercialization efforts would be delayed. Further, even if we are able to produce sufficient quantities of our products we may not be able to attain sufficient profitability on that production or any resultant sales.
We currently have limited resources, facilities and experience to commercially manufacture our products. In order to produce our products in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase substantially the production process and efficiency over the current level of production. There are significant technical and regulatory challenges to increasing manufacturing capacity and efficiency, and developing commercial-scale manufacturing facilities will require the investment of additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase in a timely or economically viable manner or at all. If we are unable to do so, we may not be able to produce the HeartWare System in sufficient quantities to meet future demand.
If we are unable to manufacture a sufficient or consistent supply of the HeartWare System or any other product we are developing, or if we cannot do so efficiently, our revenues, business and financial prospects would be adversely affected.
Fluctuations in foreign currency exchange rates could adversely affect our financial results.
Changes in foreign currency exchange rates can affect the value of our assets, liabilities, costs and revenues. To date, the majority of our revenues have been sourced from international sales, mainly in Europe and denominated in Euro, while most of our expenditures are incurred in U.S. dollars. We presently derive revenue in the United States but until our products receive regulatory approval in the United States, if ever, our United States sourced revenue will constitute less than half of our net revenues.
With limited exceptions our international sales will be denominated in Euro or in local currencies, not U.S. dollars and fluctuations in foreign currency exchange rates, especially an appreciation of the U.S. dollar against major international currencies, could materially impact our revenues and earnings. Due to the size and stage of development of our operations and revenues, we do not presently mitigate our exposure to exchange risk other than by holding the majority of our funds in U.S. dollars or U.S. dollar denominated investments.
We may need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
Revenue generated from the HeartWare System is currently limited to commercial sales outside of the U.S. and from our clinical trial within the United States. Depending on a range of outcomes, especially our achievement of regulatory approval of our products and the growth of revenue, we may need to seek additional funding in the future. Additional funding may not be available on terms favorable to us, or at all. If we raise additional funding through the issuance of equity securities, our shares may suffer dilution. If we are unable to secure additional funding, our product development programs and our commercialization efforts would be delayed or reduced or may cease entirely.

In addition, our operating subsidiary, HeartWare, Inc., issued Series A-1 and Series A-2 Preferred Stock to certain creditors of Kriton Medical, Inc. when HeartWare, Inc. purchased substantially all of the assets of Kriton in July 2003. The Series A-1 and Series A-2 Preferred Stock do not have any voting rights or the right to receive dividends but entitle the holders thereof to receive upon certain liquidation events (including deemed liquidation events, which are defined as a merger or consolidation of HeartWare, Inc., the sale of all or substantially all of its assets or the sale of a majority of its voting power) of HeartWare, Inc. an amount equal to $10 per share of Series A-1 and an amount equal to $21 per share of Series A-2, which currently represent an aggregate liquidation preference of $15 million. Such rights or any other similar rights in the future, to receive a payment if there is a deemed liquidation event of HeartWare, Inc. may restrict our ability to restructure our Company and its operations and could inhibit our ability to obtain financings.
Our products have not yet been approved for commercial sale within the United States, and our success will depend heavily on the success of our clinical trial program for our lead device, the HeartWare System. If we are unable to complete, or experience significant delays of, our U.S. trial, our ability to obtain regulatory approval to commercialize our products within the United States, the largest medical device market in the world, and our ability to generate revenues will be materially adversely affected.
On January 30, 2009, we received approval for CE Marking and we have generated net sales in Europe totaling approximately $13.0 million during the period from the receipt of CE Marking to December 31, 2009. However, future revenue will be limited if we do not receive regulatory approval to commercially sell our products in the United States or we are unable to maintain CE Marking or achieve regulatory approval in other jurisdictions.
In 2008, we received full IDE from the FDA to conduct a bridge-to-transplant clinical trial in the United States for our HeartWare System and commenced the trial in September 2008. The purpose of the study is to evaluate the safety and effectiveness of the HeartWare System in 150 patients eligible for cardiac transplantation with refractory, advanced heart failure. As of December 31, 2009, our clinical trial sites have completed implants in 114 patients.
In November 2009, we made a submission to the FDA for an IDE to commence a destination therapy clinical trial in the United States for our HeartWare System approval. As of February 5, 2010, we have not concluded our discussions with the FDA relating to this submission and there can be no certainty that we will receive a full IDE or that it will be in such a form that will enable us to successfully enroll or complete a clinical trial for this designation.
Completion of our clinical trial program could be delayed or adverse events during the trial could cause us to amend, repeat or terminate the trial. If this were to happen our costs associated with the trial will increase, and it will take us longer to obtain regulatory approvals and commercialize the product or we may never obtain such regulatory approvals. Our clinical trials may also be suspended or terminated at any time by regulatory authorities, the Data Safety and Monitoring Board or by us including during the closing stages of enrollment of the trial and the subsequent patient date follow-up period lasting six months in the event that, for example, there should be a series of adverse clinical events such as stroke, bleeding or pump exchanges. Any failure or significant delay in completing clinical trials for our products will harm our financial results and the commercial prospects for our products.
The completion of our clinical trial program could be substantially delayed or prevented by several factors, including:
•	slower than expected rates of patient recruitment and enrollment, including as a result of our competitors undertaking similar clinical trials or having functionally comparable products that have received approval for sale;
•	failure of patients to complete the clinical trial;
•	patients preferring to use approved devices or other experimental treatments or devices rather than our HeartWare System;

•	unforeseen safety issues;
•	perceived lack of product efficacy during clinical trials;
•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;
•	inability to monitor patients adequately during or after treatment;
•	risks associated with trial design, which may result in a failure of the trial to show statistically significant results even if the product is effective;
•	governmental and regulatory delays or changes in regulatory requirements, policies or guidelines;
•	varying interpretation of data by regulatory agencies; and
•	perceived lack of product efficacy during clinical trials;
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
Even after products have received marketing approval or clearance, product approvals and clearances by the FDA or other regulatory bodies can be withdrawn due to failure to comply with regulatory standards or the occurrence of problems following initial approval. As a device manufacturer, we are required to demonstrate and maintain compliance with a variety of regulatory requirements, including the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced site inspections. In addition, the U.S. federal medical device reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. Our failure to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, refusal to permit the import or export of our products, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to materially suffer.

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
Product issues could result in substantial costs and write-downs leading to delay or termination of our trials.
Our products are subject to various regulatory guidelines and are perishable. Identified quality problems, such as failure of critical components such as batteries or controllers, or the failure of third parties to supply us with sufficient quantities of these products or components, could lead to adverse clinical events during the trial, which could cause us to amend, repeat or terminate such trials. In addition, product improvements or failure to sell product before it expires could result in scrapping or expensive rework of product and our business, financial or results of operations could suffer. Quality issues could result in the rework, recall or replacement of entire lots of products, substantial costs and write-offs and harm to our business reputation and financial results. Further such activities could adversely affect our relationships with our customers or affect our reputation which could materially adversely affect our earnings, results and financial viability.
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
If we fail to obtain and maintain adequate level of reimbursement for our products by third party payers, there may be no commercially viable markets for our products or the markets may be much smaller than expected.
Although our customers have achieved reimbursement for the purchase of products to date, the availability and levels of reimbursement by governmental and other third party payers affect the market for our products. Reimbursement and health care payment systems vary significantly by country, and include both government sponsored health care and private insurance. Payers may attempt to limit coverage and the level of reimbursement of new therapeutic products. Government and other third party payers also continually attempt to contain or reduce the costs of health care by challenging prices charged for health care products and services.
To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our products to other available therapies. In addition, the efficacy, safety, performance and cost-effectiveness of our products in comparison to any competing products may determine the availability and level of reimbursement for our products.
We believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third party payers may adversely affect the demand for our products currently under development and limit our ability to sell our product candidates on a profitable basis. The current U.S. administration has set forth a number of proposed initiatives to reform healthcare and contain costs and the U.S. Congress is currently considering health care reform legislation. We cannot predict how pending or future legislative and regulatory proposals would influence the manner in which medical devices, including ours, are purchased or covered and reimbursed. For example, the American Recovery and Reinvestment Act of 2009 includes funding to study the comparative effectiveness of health care treatments and strategies. This funding will be used, among other things, to conduct, support or synthesize research that compares and evaluates the risk and benefits, clinical outcomes, effectiveness and appropriateness of medical products. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact coverage, reimbursement or other third-party payer policies.

If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, market acceptance of our products would be impaired and our future revenues would be materially adversely affected. During 2009, we were unable to implant a significant number of patients under our IDE in the United States as the relevant insurance providers refused to provide reimbursement for our products on the basis that our products are “experimental” and do not have the requisite regulatory approval in the United States. If this practice was to continue or to broaden then this would materially adversely affect our revenues, earnings, business and stock price.
If hospitals do not conduct or encourage the conduct of destination therapy procedures using the HeartWare System, market opportunities for our product will be diminished.
If hospitals do not conduct or encourage the conduct of destination therapy procedures using our products, our market opportunities will be diminished. The number of destination therapy procedures actually performed depends on many factors, most of which are out of our direct control, including:
•	the number of sites approved for destination therapy by relevant regulatory agencies;
•	the clinical outcomes of destination therapy procedures;
•	cardiology and referring physician education, and their commitment to destination therapy;
•	the economics of the destination therapy procedure for individual hospitals, which includes the costs of the LVAD and related pre- and post-operative procedures and their reimbursement; and
•	the economics of hospitals not conducting a destination therapy procedure, including the costs and related reimbursements of long-term hospitalization.
The different outcomes of these and other factors, and their timing, may have a material and adverse effect on our future results.
Adverse changes in general economic conditions in the United States could adversely affect us.
We are subject to the risks arising from adverse changes in general economic market conditions. The U.S. economy remains extremely sluggish as it seeks to recover from a severe recession and unprecedented turmoil. The U.S. economy continues to suffer from market volatility, difficulties in the financial services sector, tight credit markets, softness in the housing markets, concerns of inflation, reduced corporate profits and capital spending, significant job losses, reduced consumer spending, and continuing economic uncertainties. The turmoil and the uncertainty about future economic conditions could negatively impact our current and prospective customers, adversely affect the financial ability of health insurers to pay claims, adversely impact our expenses and ability to obtain financing of our operations, cause delays or other problems with key suppliers and increase the risk of counterparty failures. We cannot predict the timing, strength or duration of this severe global economic downturn or subsequent recovery. Healthcare spending in the United States has been, and is expected to continue to be, negatively affected by these economic trends. For example, patients who have lost their jobs may no longer be covered by an employee-sponsored health insurance plan and patients reducing their overall spending may eliminate purchases requiring co-payments. Since the sale of the HeartWare System to a new patient is generally dependent on the availability of third-party reimbursement and normally requires the patient to make a significant co-payment, the impacts of the recession on our potential customers may reduce the referrals generated and thereby reduce our customer orders. Similarly, the impacts of the challenging economy on our existing customers may cause some of them to cease purchasing HeartWare Systems and this will reduce our revenues, which in turn will make it more difficult to achieve the per unit cost-savings which are expected to be attained through increases in our manufacturing volume.

The severe recession has impacted the financial stability of many private health insurers. As a result, it has been reported that some insurers are scrutinizing claims more rigorously and delaying or denying reimbursement more often. Since the sale of the HeartWare System is generally dependent on the availability of third-party reimbursement, any delay or decline in such reimbursement will adversely affect our revenues.
Healthcare reform legislation could adversely affect our revenue and financial condition.
In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform and a number of bills have been proposed in Congress. A leading proposal includes an excise tax on the medical device industry that would be payable based on revenue, not income.
In addition, recent legislation and many of these proposed bills include funding to assess the comparative effectiveness of medical devices. It is unclear what impact the excise tax proposal or the comparative effectiveness analysis would have on our products or our financial results. The ultimate content or timing of any future healthcare reform legislation, and its impact on medical device companies such as us, is impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have a material adverse effect on our financial condition and results of operations.
Our manufacturing facilities and the manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If we fail to achieve regulatory approval for these manufacturing facilities, our business and our results of operations would be harmed.
Completion of our clinical trials and commercialization of our products require access to, or the development of, manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. In addition, the FDA must approve facilities that manufacture our products for U.S. commercial purposes, as well as the manufacturing processes and specifications for the product with similar, additional, approvals required in order to achieve CE marking in Europe. Suppliers of components, and products used to manufacture, our products must also comply with FDA and foreign regulatory requirements, which often require significant time, money, resources and record-keeping and quality assurance efforts and subject us and our suppliers to potential regulatory inspections and stoppages. If we or our suppliers fail to comply with the regulatory requirements for our manufacturing operations, our commercialization efforts could be delayed, which would harm our business and our results of operations.
We rely on specialized suppliers for certain components and materials.
We depend on a number of suppliers to successfully manufacture sufficient quantities of the components we use in our products. We rely on suppliers for critical components including the center post, housing and impeller that are assembled into our primary product, the HeartWare System, as well as finished products that comprise our peripheral and external equipment that is included in the HeartWare System. Lead times for our components are significant and can be up to as long as sixteen weeks and many of our components are manufactured to very tight tolerances or specifications. We do not presently have supply agreements with our key suppliers but have extensive purchase orders in place with these vendors.
We have second-source suppliers for some, but not all, of our components. In particular, we do not have second-source suppliers for our controllers, battery chargers and monitors. Our reliance on third-party suppliers also subjects us to other risks that could harm our business, including:
•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;
•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	some of our components are extraordinarily complex and must be manufactured to extremely tight tolerances and specifications with the result that our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our products or cause our components not to be delivered on time or at all or to be delivered outside of specifications;
•	the availability of second-source suppliers may be extremely limited or their implementation as a supplier may be lengthy due to the tight tolerances and specifications in which we typically operate;
•	switching components or changes to our components, specifications or designs may require product redesign and submission to the FDA or a PMA supplement;
•	our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver products to us in a timely manner; and
•	our suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.
Any interruption or delay in obtaining products from our third-party suppliers, or our inability to obtain products from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competing products.
We are in the process of negotiating a production services agreement with Minnetronix, Inc., located in Minnesota, as the supplier of the patient monitor and controllers. A prior production services agreement expired on August 17, 2008. Though we continue to receive production services from Minnetronix, we cannot guarantee that we will be able to successfully negotiate a new agreement. Even if we do reach a new agreement, and although we submit 12-month forecasts to Minnetronix, we cannot assure you that they will be able to have the capacity to accommodate our demand in a timely manner.
While we have identified second-source suppliers for other key components, we have not entered into written agreements with these suppliers and we cannot assure you that we will be able to maintain our manufacturing schedule without undue delay or substantial cost if any of these arrangements is terminated.
Additionally, we may experience problems or delays in our own manufacturing and assembly process, which may be harmful to our financial status or reputation and therefore make it more difficult or expensive for us to continue with or enter into relationships with specialized suppliers. Our business plan is predicated on maintaining strong relationships and supply with a series of external parties to manufacture components of our HeartWare System. If we are unsuccessful in this regard or are unable to secure or maintain agreements with these manufacturers on favorable terms or at all, then our ability to commercialize our technology and expand our operations will be dramatically impaired.
We may not be able to effectively protect our intellectual property rights which could have an adverse effect on our business, financial condition or results of operations.
Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our technology and products. As of February 5, 2010, we have 19 issued U.S. patents, 10 issued Australian patents, 5 issued patents in Japan, 4 issued patents in each of Germany, the United Kingdom and France, as well as patents issued in the Netherlands, Spain, Italy, Korea, Canada and Israel. Our patent portfolio consists of internally developed technology as well as patents and patent applications which we acquired in 2003 in connection with a plan of liquidation for Kriton Medical, Inc. and which pertain to technology used in the HeartWare System. As a result, we may have less complete knowledge and records with respect to the development and ownership of such Kriton technology, patents and intellectual property than we would otherwise have for technology, patents and intellectual property developed internally by us. We also have 27 pending U.S. patent applications and a number of international patent applications filed under the Patent Cooperation Treaty, as well as in Japan, Europe, Australia, China, India, Korea and Israel.

Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us with any meaningful protection or any competitive advantage. Even if issued, existing or future patents may be challenged, including with respect to the development and ownership thereof, or narrowed, invalidated or circumvented, which could limit our ability to stop competitors from developing and marketing similar products or limit the length of terms of patent protection we may have for our products. Further, other companies may design around technologies we have patented, licensed or developed. Moreover, changes in patent laws or their interpretation in the United States and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. In addition, the legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In addition, in November 2005, we entered into a settlement agreement with Ventrassist Pty., Limited, Ventracor Limited (collectively “Ventracor”) and the University of Technology, Sydney, under which the parties resolved all of the claims and counterclaims filed by the parties in the United States District Court for the Southern District of Florida in 2004 and 2005, and agreed to mutual non-assertion covenants. As part of that agreement, we agreed not to sue Ventracor or the University of Technology, Sydney, or any of their respective successors, assigns, affiliates, customers or suppliers for infringement of 29 of our issued U.S. and worldwide patents existing as of the date of the agreement or any patents that issue from any patent applications existing as of such date (including any type of patent that claims priority or shares common priority to such patents). We also agreed not to sue such parties for infringement of all of our issued patents existing as of September 30, 2005, or any patents that issue from any patent applications existing as of such date, in respect of Ventracor’s blood pump devices existing as of the date of the agreement or any device embodying a modification of such devices which does not give rise to a new independent claim for patent infringement. As a result, Ventracor, the University of Technology, Sydney, or their respective successors or assigns may commercialize competing technology or products that would have otherwise been precluded by our patents subject to the agreement. We understand that this patent portfolio, or certain elements therein, has since been acquired by Thoratec Corporation.
In order to preserve and enforce our patent and other intellectual property rights, we may need to make claims or file lawsuits against third parties. This can entail significant costs to us and divert our management’s attention from developing and commercializing our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.
Claims that our current or future products infringe or misappropriate the proprietary rights of others could adversely affect our ability to sell those products and cause us to incur additional costs.
Substantial litigation over intellectual property rights exists in the medical device industry. We expect that we could be increasingly subject to third-party infringement claims as our revenues increase, the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our current or future products or technologies may infringe. For example, we are aware of certain patents and patent applications owned by third parties that cover different aspects of mechanical circulatory support, methodologies for the pumping of blood and other fluids and the related devices and technologies. Any of these third parties might make a claim of infringement against us.
In particular, in an August 2008 letter, Jarvik Heart invited us to discuss “an exclusive license” as it relates to a Jarvik patent concerning hybrid blood pumps. The patent referenced by this letter relates to technology that is material to our business. We have not had any substantive discussions with Jarvik Heart concerning this matter since our receipt of this letter and we do not believe that our blood pump infringes this patent. In addition, in a letter received in September 2009, Abiomed suggested that we “may be interested in licensing Abiomed’s technology” as it relates to an Abiomed patent concerning bearingless blood pumps and, in a subsequent letter received in February 2010, it was stated that Abiomed was “concerned that HeartWare’s left ventricular assist rotary blood pump infringes one or more claims” of an Abiomed patent. The patent referenced by these letters relates to technology that is potentially material to our business. We have had discussions with Abiomed regarding this patent. However, we believe that the HeartWare System does not infringe this patent.

Any litigation, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, adversely impact prospective customers, cause product shipment delays, prohibit us from manufacturing, marketing or selling our current or future products, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenues may decrease substantially and we could be exposed to significant liability. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell or importing our current or future products, or could enter an order mandating that we undertake certain remedial activities. Claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our reputation, business, financial condition or results of operations.
We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive and, if we lose, could cause us to lose some of our intellectual property rights, which would harm our ability to compete in the market.
We rely on patents to protect a portion of our intellectual property and our competitive position. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in the medical device industry are generally uncertain. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. Litigation may be necessary to:
•	assert claims of infringement;
•	enforce our patents;
•	protect our trade secrets or know-how; or
•	determine the enforceability, scope and validity of the proprietary rights of others.
Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.
If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how. Despite these measures, any of our intellectual property rights could, however, be challenged, invalidated, circumvented or misappropriated. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, scientific advisors and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims that our employees or we have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers of our employees.
We employ individuals who were previously employed at other medical device companies, including our competitors or potential competitors. To the extent that our employees are involved in research areas that are similar to those in which they were involved with their former employers, we may be subject to claims that such employees have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims.
We are subject to federal and state laws prohibiting “kickbacks” and false or fraudulent claims, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Because we may provide some coding and billing information to purchasers of the HeartWare System and our other products, and because we cannot assure that the government will regard any billing errors that may be made as inadvertent, these laws are potentially applicable to us. In addition, these laws are potentially applicable to us because we provide reimbursement to healthcare professionals for training patients on the use of the HeartWare System and our other products. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be substantial. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition or results of operations.
If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.
There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
If we are unable to manage our expected growth, we may not be able to commercialize our product candidates.
We expect to continue to expand our operations and grow our research and development, product development, regulatory, manufacturing, sales, marketing and administrative operations. This expansion has placed, and is expected to continue to place, a significant strain on our management, infrastructure and operational and financial resources. To manage any further growth and to commercialize our products, we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. Specifically, our information technology and back-up systems and access to such systems will need to be improved and upgraded to accommodate our growth. In addition, we will need to manage relationships with various persons and entities participating in our clinical trials, manufacturers, suppliers and other organizations, including various regulatory bodies in the United States and other jurisdictions. Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement such improvements to our management information and internal control systems in an efficient and timely manner and may discover deficiencies in existing systems and controls. Our failure to accomplish any of these tasks could materially harm our business.

If we choose to acquire or invest in new businesses, products or technologies, instead of developing them ourselves, these acquisitions or investments could disrupt our business and could result in the use of significant amounts of equity, cash or a combination of both.
From time to time we may seek to acquire or invest in new businesses, products or technologies, instead of developing them ourselves. Acquisitions and investments involve numerous risks, including:
•	the inability to complete the acquisition or investment;
•	disruption of our ongoing businesses and diversion of management attention;
•	difficulties in integrating the acquired entities, products or technologies;
•	risks associated with acquiring intellectual property;
•	difficulties in operating the acquired business profitably;
•	the inability to achieve anticipated synergies, cost savings or growth;
•	potential loss of key employees, particularly those of the acquired business;
•	difficulties in transitioning and maintaining key customer, distributor and supplier relationships;
•	risks associated with entering markets in which we have no or limited prior experience; and
•	unanticipated costs.
In addition, any future acquisitions or investments may result in one or more of the following:
•	dilutive issuances of equity securities, which may be sold at a discount to market price;
•	the use of significant amounts of cash;
•	the incurrence of debt;
•	the assumption of significant liabilities;
•	increased operating costs or reduced earnings;
•	financing obtained on unfavorable terms;
•	large one-time expenses; and
•	the creation of certain intangible assets, including goodwill, the write-down of which in future periods may result in significant charges to earnings.
Any of these factors could materially harm our stock price, business, financial condition and results of operations.
If we expand, or attempt to expand, into additional foreign markets, we will be subject to new business risks that may adversely impact our business, financial condition and results of operations.
If we expand, or attempt to expand, into additional foreign markets, we will be subject to new business risks, including:
•	failure to fulfill foreign regulatory requirements on a timely basis or at all to market the HeartWare System or other future products;
•	availability of, and changes in, reimbursement within prevailing foreign health care payment systems;

•	adapting to the differing laws and regulations, business and clinical practices, and patient preferences in foreign countries;
•	difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign partners, distributors or sales or marketing agents;
•	limited protection for intellectual property rights in some countries;
•	difficulty in collecting accounts receivable and longer collection periods;
•	costs of enforcing contractual obligations in foreign jurisdictions;
•	recessions in economies outside of the United States;
•	political instability and unexpected changes in diplomatic and trade relationships;
•	currency exchange rate fluctuations; and
•	potentially adverse tax consequences.
If we are successful in introducing our current or future products into foreign markets, we will be affected by these additional business risks, which may adversely impact our business, financial condition and results of operations. In addition, expansion into additional foreign markets imposes additional burdens on our executive and administrative personnel, research and sales departments and general managerial resources. Our efforts to introduce our current or future products into foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion.
We compete against companies that have longer operating histories, more established or approved products and greater resources than we do, which may prevent us from achieving further market penetration or improving operating results.
Competition in the medical device industry is intense. Our products will compete against products offered by public companies, such as Thoratec Corporation and World Heart Corporation, as well as several private companies, such as Jarvik Heart, Inc, Circulite, Evaheart and Terumo Heart, Inc. Some of these competitors have significantly greater financial and human resources than we do and have established reputations or approved products or significantly greater name recognition, as well as distribution channels and sales and marketing capabilities that are significantly larger and more established than ours. For example, Thoratec Corporation has received marketing approval in the United States for HeartMate II for both destination and bridge-to-transplant indications. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We also face competition from other medical therapies which may focus on our target market as well as competition from manufacturers of pharmaceutical and other devices that have not yet been developed. Competition from these companies could adversely affect our business.
In addition, in Europe our customers are geographically dispersed and, at this stage, a significant portion of our revenue is sourced in Germany among a small number of clinical sites, which also use other competing products. If these sites were to cease using our products or use our products on a reduced or inconsistent basis, such events would have a material adverse effect on our financial condition and results of operations.
Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products. Factors affecting our competitive position include:
•	the availability of other products and procedures, such as heart transplants;
•	product performance and design;

•	product safety;
•	sales, marketing and distribution capabilities;
•	comparable clinical outcomes;
•	success and timing of new product development and introductions; and
•	intellectual property protection.
The competition for qualified personnel is particularly intense in our industry. If we are unable to retain or hire key personnel, we may not be able to sustain or grow our business.
Our ability to operate successfully and manage our potential future growth depends significantly upon our ability to attract, retain and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial and financial personnel. We face intense competition for such personnel, and we may not be able to attract, retain and motivate these individuals. We compete for talent with numerous companies, as well as universities and non-profit research organizations. Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. Although we have employment and incentive compensation agreements with all of our executive officers and incentive and compensation plans for our other personnel providing them with various economic incentives to remain employed with us, these incentives may not be sufficient to retain them. We do not maintain key man life insurance on the lives of any of the members of our senior management. The loss of key personnel for any reason or our inability to hire, retain and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business.
Product liability claims could damage our reputation or adversely affect our business.
The design, manufacture and marketing of human medical devices, particularly implantable life-sustaining medical devices, carries an inherent risk of product liability claims and other damage claims. Such liability claims may be expensive to defend and may result in large judgments against us. A product liability or other damages claims, product recall or product misuse, regardless of the ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages and could seriously harm our business. We maintain clinical trial insurance and limited product liability insurance. We cannot be certain that such insurance will be sufficient to cover all claims that may be made against us. Our insurance policies generally must be renewed on an annual basis. We may not be able to maintain or increase such insurance on acceptable terms or at reasonable costs. A successful claim brought against us in excess, or outside, of our insurance coverage could seriously harm our financial condition and results of operations. Generally, our clinical trials will be conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and, during the course of treatment, these patients could suffer adverse medical effects or die for reasons that may or may not be related to our medical devices. Any of these events could result in a claim of liability. For example, in 2009 we received a claim in connection with the death of a patient from multiple organ failure participating in our clinical trial in Germany. We may receive similar claims from time to time in the future. Such claims against us, regardless of their merit, could result in significant awards against us that could materially adversely harm our business, financial condition, results of operations and prospects. A product liability or other damages claim, product recall or product misuse involving any type of LVAD, but especially involving one of ours, could also materially and adversely damage our reputation and affect our ability to attract and retain customers, irrespective of whether or not the claim or recall was meritorious.
Investors could lose confidence in our financial reports, and the value of our shares may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.
Management’s assessment of our internal controls over financial reporting is discussed in Item 9A in this Annual Report on Form 10-K. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, and internal control over financial reporting as of December 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, and internal control over financial reporting are effective as of December 31, 2009. Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting, which also included in Item 9A in this Annual Report on Form 10-K.

We continue to evaluate our existing internal controls over financial reporting against the standards adopted by the Public Company Accounting Oversight Board, or PCAOB. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement and will design enhanced processes and controls to address any issues identified through this review. As we continue to commercialize our products, we will need to enhance our accounting and financial controls functions, particularly as they relate to accounting for revenue and inventory, and we will need to add more personnel to our financial reporting group. Remediating any deficiencies, significant deficiencies or material weaknesses that have been or could be identified by us or our independent registered public accounting firm may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. The existence of one or more such deficiencies or weaknesses could affect the accuracy and timing of our financial reporting. Investors could lose confidence in our financial reports, and the value of our shares may be adversely affected if our internal controls over financial reporting are found not to be effective by management or by our independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.
Risk Factors Related to Our Common Stock
The price of our common stock may fluctuate significantly.
The ordinary shares of HeartWare Limited had been traded on the ASX from January 31, 2005 until November 13, 2008 when the shares of common stock of HeartWare International, Inc. started trading on the ASX in the form of CHESS Depositary Interests, or CDIs, each representing one thirty-fifth of a share of our common stock. The trading price of the common stock and the CDIs, as applicable, has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, the closing price of our CDIs traded on the ASX has ranged from AU$0.56 to AU$1.17 in the 12 months ended December 31, 2009. In addition, our shares of common stock began trading on the NASDAQ Global Market on February 24, 2009. Prior to that time, there had been no public market for our common stock in the United States. The closing price of our shares of common stock traded on the NASDAQ Global Market has ranged from U.S.$21.65 to U.S.$36.80 in the period from February 24, 2009 to December 31, 2009. The price of our common shares, whether traded in the form of common stock or CDIs, could fluctuate significantly for many reasons, including the following:
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
As of December 31, 2009, Apple Tree Partners I, L.P., (“Apple Tree”), owned approximately 22.7% of our outstanding shares. As a result, Apple Tree has and is expected to continue to have significant influence over the outcome of any matter, including a change of control, requiring approval of holders of shares. The interests of Apple Tree may differ from or conflict with the interests of other shareholders regarding a potential change of control of us or other matters requiring a vote of shareholders. Apple Tree’s significant influence over us and our subsidiaries may delay or prevent a change in control even if desired by the other holders of shares, which could adversely affect the trading price of the shares.
If there are substantial sales of common stock, our share price could decline.
If our existing shareholders sell a large number of shares or the public market perceives that existing shareholders might sell a large number of shares, the prices at which our shares trade could decline significantly or otherwise trade erratically in terms of price and volume. Sales of substantial amounts of shares by shareholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the shares.
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
Certain provisions of our Certificate of Incorporation and By-laws may be considered as having an anti-takeover effect, such as those provisions establishing a classified board of directors, consisting of three classes of directors, and requiring that directors be removed only for cause, authorizing the board of directors to issue from time to time any series of preferred stock and fix the designation, powers, preferences and rights of the shares of such series of preferred stock, prohibiting stockholders from acting by written consent in lieu of a meeting, requiring advance notice of stockholder intention to put forth director nominees or bring up other business at a stockholders’ meeting, and prohibiting stockholders from calling a special meeting of stockholders. We are also subject to Section 203 of the Delaware General Corporation Law, which in general prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless certain conditions specified therein are satisfied. These provisions could have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of us in a tender offer or similar transaction.
We may be subject to arbitrage risks.
Investors may seek to profit by exploiting the difference, if any, in the price of our shares of common stock as reflected by the trading price of our CDIs, each representing one thirty-fifth of a share of our common stock, on the ASX and the trading price of our shares of common stock on the NASDAQ Global Market. Such arbitrage activities could cause the price of our securities (as adjusted to reflect the fact that each CDI represents one thirty-fifth of a share of common stock) in the market with the higher value to decrease to the price set by the market with the lower value.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Framingham, Massachusetts. We have an operations and manufacturing facility in Miami Lakes, Florida and a development and operations facility in Sydney, Australia.
Our office in Framingham, Massachusetts consists of 7,040 square feet of office space. The lease commenced in January 2009 with an initial term of four years. We have an option to renew the lease for one additional three-year term.
We also lease an operations and manufacturing facility in Miami Lakes, Florida. The facility is approximately 59,000 square feet and includes office space, laboratories, research and development space and three clean rooms which are ISO Class 100,000 compliant. The lease commenced on April 28, 2008 with an initial term of three years. We have an option to renew the lease for two additional, five-year terms.
Our manufacturing facility in Sydney, Australia is approximately 2,600 square feet. The lease commenced on August 31, 2009 with an initial term of two years. We have an option to renew the lease for two additional three-year terms.
Our manufacturing activities to date consist primarily of process development, component assembly, quality control testing, sustaining engineering and research and development activities. Currently, approximately 80% of our space in Miami Lakes, Florida is being used for these activities.
We believe that our main facility located in Miami Lakes, Florida and our other facilities are suitable and adequate for our needs now and for the foreseeable future notwithstanding that we may consider alternative operations facilities. We believe that the current or any replacement facilities of ours and our specialized suppliers will be sufficient to meet our needs now and for the foreseeable future. We intend to continue utilizing our suppliers and assembling our products for the foreseeable future in the same manner in which we have been operating.

Item 3.	Legal Proceedings
The Company is not a party to any legal proceedings at the date of filing of this Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders
Results of Special Meeting of Stockholders
On or about August 10, 2009 and September 25, 2009, we entered into agreements with certain institutional and accredited investors to sell an aggregate of 2,737,273 shares of our common stock in private placements in the United States and Australia. The issuance of 1,396,475 shares was subject to approval by our stockholders in accordance with Australian Securities Exchange Listing Rules and NASDAQ Stock Market Rules, and the proceeds from the sale of such shares were held in escrow pending such approval. On October 26, 2009, we held a special meeting of stockholders in Miami, Florida for the purpose of obtaining stockholder approval. At the special meeting, our stockholders approved the issuance of 1,396,475 shares. Thereafter, the shares were issued and the proceeds from the sale of the shares were released from escrow.
The resolutions put to stockholders were as follows:
(a)	Proposal No. 1 — Ratification of issuance of common stock in connection with a private placement transaction
(b)	Proposal No. 2 — Approval of issuance of additional common stock in connection with a private placement transaction
(c)	Proposal No. 3 — Grant of discretionary authorization to the board of directors to adjourn the special meeting

Only those stockholders of record as of the close of business on September 21, 2009, the record date, were entitled to vote at the special meeting. Those persons holding CHESS Depositary Interests (“CDIs”), were entitled to receive notice of and attend the special meeting and could instruct our CDI Depositary, CHESS Depositary Nominees Pty. Ltd, or CDN, to vote at the special meeting. At the record date, we had 7,810,906 shares of common stock outstanding (equivalent to 273,381,710 CDIs), which were entitled to vote with respect to Proposal No. 1, 7,810,906 shares of common stock (equivalent to 273,381,710 CDIs), which were entitled to vote with respect to Proposal No. 2 and 10,315,721 shares of common stock (equivalent to 361,050,235 CDIs) which were entitled to vote with respect to Proposal No. 3. Subject to the voting exclusions set forth in our Definitive Proxy Statement filed with the SEC on September 21, 2009, each stockholder as of the close of business on the record date was entitled to one vote for each share of common stock held by such stockholder and eligible to vote upon a proposal. Each CDI holder was entitled to direct CDN to vote one vote for every 35 CDIs held by such holder.
6,879,083 shares of common stock (equivalent to 240,767,905 CDIs) were represented in person or by proxy at the special meeting.
With respect to Proposal 1: (i) 6,651,422 votes were cast for such proposal, (ii) 10,748 votes were cast against such proposal, and (iii) 58,459 shares abstained from voting on such proposal. Accordingly, Proposal 1 was approved.
With respect to Proposal 2: (i) 6,645,841 votes were cast for such proposal, (ii) 16,515 votes were cast against such proposal, and (iii) 58,231 shares abstained from voting on such proposal. Accordingly, Proposal 2 was approved.
With respect to Proposal 3: (i) 6,778,991 votes were cast for such proposal, (ii) 99,542 votes were cast against such proposal, and (iii) 550 shares abstained from voting on such proposal. Accordingly, Proposal 3 was approved.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Commencing February 24, 2009, our shares of common stock trade on the NASDAQ Global Market under the symbol “HTWR”. Our shares of common stock also trade in the form of CHESS Depositary Interests (“CDIs”), each CDI representing one thirty-fifth of a share of our common stock, on the Australian Securities Exchange (“ASX”) under the symbol “HIN” since November 13, 2008. Prior to that date, our ordinary shares of HeartWare Limited, of which we are the successor issuer, were traded on the ASX under the symbol “HTW”.
The following table sets forth, for the periods indicated, the high and low closing prices for our common stock on the NASDAQ (commencing February 24, 2009), the high and low closing prices for our CDIs on the ASX (from November 12, 2008 through February 23, 2009) and the high and low closing prices for our ordinary shares of HeartWare Limited (prior to November 12, 2008). The prices of our CDIs (and previously ordinary shares of HeartWare Limited) have been adjusted to give effect to the 35 for one exchange ratio and have been converted to U.S. dollars using the spot rate applicable on the relevant date.

	High	Low
Period	(U.S.$)	(U.S.$)
Fiscal Year 2008:
First Quarter	$17.85	$11.20
Second Quarter	22.05	11.90
Third Quarter	17.85	11.20
Fourth Quarter	17.50	9.80
Fiscal Year 2009:
First Quarter	$30.00	$22.80
Second Quarter	29.70	23.54
Third Quarter	30.27	21.65
Fourth Quarter	36.80	29.61
As of February 5, 2010 we had 13,559,531 shares of common stock issued and outstanding and there were approximately 48 holders of record of our common stock. In addition, as of that date, there were approximately 855 registered owners of our CDIs.
We have not declared or paid any cash dividends on our shares, and we currently do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the development and expansion of our products and business.
Equity Compensation Plans
The following table sets forth information regarding the Company’s Equity Compensation Plans as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
HeartWare International, Inc. Employee Stock Option Plan	460,986	$28.05	372,508	(1)
HeartWare International, Inc. Restricted Stock Unit Plan	117,850	$0.00	11,083	(1)
HeartWare International, Inc. 2008 Stock Incentive Plan (2)	345,135	$4.04	106,806	(1)
Equity compensation plans not approved by security holders:
Non-Plan options	9,999	$23.55	N/A

(1)	Future issuances to employees and directors are expected to be made solely under the 2008 Stock Incentive Plan as any grants under the other plans reduce the availability of grants under the 2008 Stock Incentive Plan.

(2)	Outstanding awards under the 2008 Stock Incentive Plan include stock options granted with exercise prices equal to the fair value of our common stock on the date of grant and restricted stock units granted with exercise prices of $0.

Item 6.	Selected Financial Data
The following selected consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2006 and 2005 and balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.
In connection with the 2008 redomiciliation of our corporate parent entity from Australia to the United States, each holder of HeartWare Limited ordinary shares received one share of common stock of HeartWare International, Inc., for every 35 of HeartWare Limited ordinary shares held by such holder. The per share information listed below has been adjusted to give effect to the 2008 redomiciliation transaction, whether such information pertains to a date or period of time subsequent or prior to the redomiciliation transaction.

	Years Ended December 31,
(In thousands, except per share data)	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:

Revenues	$24,172	$332	$—	$—	$—
Cost of revenues	13,211	78	—	—	—
Selling, general and administrative expenses	16,444	10,981	7,303	6,024	4,312
Research and development expenses	15,067	18,644	14,636	11,650	10,732
Other income (expense), net	(359)	5,607	—	248	1,211
Provision for income taxes	—	—	—	—	—
Net loss	(20,909)	(23,764)	(21,939)	(17,427)	(13,833)
Basic and diluted net loss per share	(2.15)	(3.00)	(3.60)	(3.49)	(3.67)

	As of December 31,
(In thousands)	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:

Cash and cash equivalents	$50,835	$20,804	$28,276	$16,698	$10,037
Total assets	77,953	30,338	32,355	20,243	11,970
Total liabilities	6,970	3,583	3,083	2,779	2,245
Total stockholders’ equity	70,983	26,756	29,272	17,464	9,725

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, judgment and assumptions. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
HeartWare is a medical device company focused on developing the world’s smallest implantable blood pumps for the treatment of advanced heart failure.
The HeartWare System, which includes a LVAD, or blood pump, patient accessories and surgical tools, is designed to provide circulatory support for patients with advanced heart failure. The core of the HeartWare System is a proprietary continuous flow blood pump, the HVAD Pump, which is a full-output device capable of pumping up to 10 liters of blood per minute.
In 2008, we successfully completed enrollment of a combined European and Australian human clinical trial for the HeartWare System. This international trial began in March 2006 and initially called for the implantation of 20 patients. The trial was expanded to permit enrollment of 50 patients so as to provide increased depth of clinical data and to broaden our clinical experience. Enrollment in this trial was completed in December 2008 and a subset of the associated clinical data was the basis for our application for CE Marking for the HeartWare System.
In January 2009, the HeartWare System received CE Marking approval, which allows us to market and sell the device in Europe. Our first commercial sale in Europe occurred in March 2009.
In April 2008, we received conditional IDE approval from the FDA to enroll 150 patients in a bridge-to-transplant clinical study in the United States (called “ADVANCE”). Full IDE approval for the HeartWare System was received from the FDA in September 2008 and, in October 2009, we received FDA approval to expand the number of participating sites from 28 to 40 centers.
In August 2008, our first patient in the United States received the HeartWare System at Washington Hospital Center in Washington, DC, marking the commencement of our bridge-to-transplant clinical trial in the United States. In February 2010, we completed enrollment in the trial with 140 patients receiving the HeartWare System. The remaining 10 patients were enrolled but did not receive an implant of the HeartWare System because they failed to meet the trial’s inclusion and exclusion criteria after being enrolled.
On November 23, 2009, we filed a submission for an IDE study with the FDA relating to the proposed use of the HeartWare System in a destination therapy clinical study in the United States. We are actively engaged in discussions with the FDA to finalize the protocol for the destination therapy trial which we are hoping to start in the second quarter of 2010. We believe data from our international trial has continued to be encouraging, particularly in follow-up data for patients who have been supported by our device for more than one year and have yet to receive a transplant. We believe these patients who have been supported for longer time frames begin to reflect the potential of the HVAD as a destination therapy device.
Beyond the HeartWare System, we are also evaluating our next generation device, the MVAD. The MVAD is based on the same technology platform as the HeartWare System but adopts an axial flow, rather than a centrifugal flow, configuration and is being developed in multiple configurations. The MVAD designs are currently at the preclinical stage and undergoing animal studies focused on minimally invasive implantation techniques. Each of the MVAD configurations is approximately one-third the size of the HVAD Pump. We believe that the MVAD designs will be implantable by surgical techniques that are even less invasive than those required to implant the HVAD Pump.

We began generating revenue from our product sales in August 2008 and have incurred net losses in each year since our inception. We expect our losses to continue as we advance and expand our clinical trial activities in the U.S., continue to develop commercial markets outside of the U.S. and expand our research and development into next generation products including the MVAD.
We have financed our operations primarily through the issuance of shares of our common stock. Most recently, in February 2010, we closed a public offering of approximately 1.77 million shares of our common stock at an offering price of $35.50 per share for aggregate gross proceeds of approximately $62.8 million. These amounts included the underwriters’ exercise of their over-allotment option to purchase an additional 230,595 shares of our common stock at the offering price.
In August 2009, we sold approximately 2.74 million shares of our common stock through private placements in the United States and Australia, which raised net proceeds of approximately $58.6 million. The issuance of approximately 1.4 million of the total number of shares sold to the investors in the private placement was subject to stockholder approval and, as a result, approximately $30.7 million of the proceeds from the private placement were held in escrow by an independent third party until such approval was obtained. Such proceeds were released to us and the 1.4 million shares were issued following stockholder approval, which was obtained at a special meeting of stockholders held on October 26, 2009.
We are headquartered in Framingham, Massachusetts. We have an operations and manufacturing facility in Miami Lakes, Florida and a small development and operations facility in Sydney, Australia.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to make estimates and judgments in preparing the financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our most critical accounting policies and estimates include: revenue recognition, inventory capitalization, accounting for share-based compensation, measurement of fair value and income taxes. We also have other key accounting policies that are less subjective and, therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.
Revenue recognition
We recognize revenue from product sales in accordance with FASB ASC 605 — Revenue Recognition. Pursuant to agreements or orders from customers, we ship product to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. A majority of product sales are made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is generally recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is generally recognized upon customer receipt and acceptance of the product. Revenue recognized to date is from sales of our devices in connection with our U.S. clinical trial and commercial sales in Europe and under special access in Australia.

Inventory Capitalization
We expense costs relating to the production of inventories as research and development (“R&D”) expense in the period incurred until such time as we believe future commercialization is considered probable and future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. We then begin to capitalize subsequent inventory costs relating to that product. We received a full Investigational Device Exemption in September 2008 from the FDA for the HeartWare System and subsequently began selling our product through our U.S. clinical trial. Therefore, effective September 1, 2008, we adopted a policy for capitalizing inventory and recognizing cost of sales related to the HeartWare System.
Prior to September 1, 2008, all costs associated with manufacturing the HeartWare System and related surgical and peripheral products were expensed as R&D costs. In the first half of 2009, the carrying value of our inventories and our cost of revenues, were reduced by the value of product on hand that had been previously expensed as R&D. As such, for the first six months of 2009, we recognized product revenue with little corresponding cost. Therefore gross margin on sales of our product was higher during the first and second quarters of 2009 as compared with the final two quarters of 2009. Previously expensed inventory was exhausted during fiscal 2009.
Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first out, FIFO method. We utilize a standard costing system, which requires significant management judgment and estimates in determining and applying standard labor and overhead rates. Labor and overhead rates are estimated based on our best estimate of annual production volumes and labor rates and hours per manufacturing process. These estimates are based on historical experience and budgeted expenses and production volume. Estimates are set at the beginning of the year and updated periodically. While we believe our standard costs are reliable, actual production costs and volume changes may impact inventory, costs of sales and the absorption of production overheads expenses.
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
Share-Based Compensation
We recognize share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate, and therefore only recognize compensation cost for those awards expected to vest over the service period of the award. We value Restricted Stock Units (“RSU’s”) at their intrinsic value on the date of grant. We use a Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.
When appropriate, we estimate the expected life of an option by averaging the contractual term of the stock option grants (up to 10 years) with the associated vesting term (typically 4 years).We estimate the volatility of our shares on the date of grant considering several factors, including the historical volatility of our publicly-traded shares. We estimate the forfeiture rate based on our historical experience of forfeitures and our employee retention rate. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. We estimate the risk-free interest rate based on rates in effect for Unites States and Australian government bonds with terms similar to the expected lives of the awards, at the time of grant.
We have issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be “probable” before we begin recording share-based compensation expense. At each reporting period, we review the likelihood that these awards will vest and if the vesting is deemed probable, we begin to recognize compensation expense at that time. In the period that achievement of the performance based criteria is deemed probable, U.S. GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. During the third quarter of 2009, we determined that achievement of certain performance-based vesting criteria for awards originally granted in 2007 and 2008 was probable. Therefore, we began recording compensation expense during the third quarter of 2009 in connection with certain share-based awards that had been outstanding but for which we had not previously recorded any compensation expense. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.

Fair Value Measurements
FASB ASC 820 — Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us as of the respective reporting dates. Accordingly, the estimates presented in our financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
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
Income Taxes
We account for income taxes in accordance with the liability method presented by FASB ASC 740 — Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FASB ASC 740. Through December 31, 2009, we have historically concluded that a full valuation allowance is required to offset our net deferred tax assets.

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
Fiscal Years 2009 and 2008
Revenue, net
For the year ended December 31, 2009, we generated net revenue from product sales of approximately $24.2 million as compared to $332,000 in the year ended December 31, 2008. For the year ended December 31, 2009, we generated revenue from sales in connection with our U.S. clinical trial and commercial sales outside of the U.S. For the year ended, December 31, 2008, revenue consisted of a limited number of unit sales following commencement of our U.S. bridge-to-transplant clinical trial in August 2008 with no revenue being derived during that period from sources outside the U.S. As of December 31, 2009, we had enrolled 114 of the 150 patients we intend to enroll in the U.S. trial. In January 2009, we received CE Marking approval for our HeartWare System and began generating commercial revenue in Europe. Approximately 59% of our product sales in 2009 were derived internationally.
We expect to continue to generate and grow commercial revenue from product sales as we further expand our sales and marketing efforts outside of the United States. Notwithstanding our plans to generally expand our U.S. clinical programs, revenues from U.S. sources in connection with our bridge-to-transplant trial may wane, after the first half of 2010 as we complete enrollment of this trial and we await approvals from the FDA to commence a destination therapy clinical trial and to continue implanting additional bridge-to-transplant patients under a Continued Access Program, or CAP, protocol in any U.S. center that implanted a patient in the bridge-to-transplant trial. Future product sales are dependent on many factors, including receiving and maintaining the necessary regulatory approvals in the United States and internationally, market acceptance among physicians, patients, health care payers and the medical community as well as our capacity to meet customer demand by manufacturing sufficient quantities of our products.
Cost of Revenues
Cost of revenues totaled approximately $13.2 million for the year ended December 31, 2009 and approximately $78,000 for the year ended December 31, 2008.
Gross profit and gross margin percentage are as follows:

	Years Ended
	December 31,
	2009	2008
Gross profit (in thousands)	$10,961	$254
Gross margin %	45%	77%
We began capitalizing inventory on September 1, 2008. Prior to that time, product costs were expensed as R&D costs (see Critical Accounting Policies and Estimates — Inventories). At September 1, 2008, we had product on hand that was previously expensed as R&D costs but was subsequently utilized in the production and sale of finished goods. From September 2008 through the first half of 2009, the carrying value of our inventories and our cost of revenues were reduced by the value of product on hand that had been previously expensed as R&D. Therefore, cost of revenues for the last four months of 2008 and the first half of 2009 did not include the cost of this existing or pre-launch inventory and this resulted in a higher than expected gross margin until all pre-launch inventory was consumed. In addition, as we have limited manufacturing experience and we use a standard costing method for determining costs of inventory based on limited historical data, our actual results may differ from standards. As a result, gross margins have been and may continue to be inconsistent from quarter to quarter.

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
During 2009, we experienced significant growth as we established European sales and distribution capabilities and sold commercially throughout Europe and under special access in Australia. We also experienced growth in the U.S. as we initiated wider enrollment in our first human clinical trial in the United States, continued to manage dual listings of our securities in the United States and Australia, raised additional capital and expanded our research and development and manufacturing activities. As a result, we experienced expansion of our staff, including senior management, and a related expansion in infrastructure costs.
Also, in 2009, we entered into a merger agreement with Thoratec Corporation that ultimately was not consummated due to intervention from the U.S. Government on anti-competitive grounds. This unsuccessful merger did however result in the expenditure of substantial legal and other professional expenses.
In 2009, selling, general and administrative expenses were approximately $16.4 million, or 52%, of operating expenses, as compared to $11.0 million, or 37% of operating expenses in 2008. The increase was primarily a result of $4.7 million of legal and other expenses related to the proposed merger with Thoratec Corporation and increased share-based compensation of approximately $981,000. The increase in share-based compensation was due to the issuance of additional awards and the recognition in 2009 of expense related to awards previously granted in 2007 and 2008 with performance criteria that were not previously deemed probable. Upon being deemed probable in 2009, compensation expense was recognized from the initial grant date through the date the achievement of the performance criteria were deemed probable (see Note 9 of the accompanying financial statements).
Research and Development
Research and development expenses are the direct and indirect costs associated with developing our products prior to commercialization and are expensed as incurred. These expenses consist primarily of salaries and wages and related employee costs of our research and development and clinical and regulatory staff external research and development costs, materials and expenses associated with clinical trials. Additional costs include travel, facilities and overhead allocations.
Even with commercial approval of the HeartWare System in Europe, we expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future related to clinical trials in the U.S. and new product development, including costs related to the development of the MVAD.
As discussed above, we experienced significant growth in 2009. We achieved significant research and development milestones including enrolling a substantial number of patients in our U.S. clinical trial, developing three design configurations for the MVAD and furthering animal studies for less invasive implantable techniques related to the MVAD.
In 2009, research and development expenses were $15.1 million, or 48%, of operating expenses as compared to $18.6 million, or 63% of operating expenses, in 2008. The decrease was primarily a result of recognizing the labor, material and overhead costs of manufacturing the HeartWare System as part of inventory, and upon sale, as costs of revenue, in 2009 subsequent to the recognition of revenue and the capitalization of inventory (see Critical Accounting Policies and Estimates — Inventories). The decrease was partially offset by an increase in headcount and related employee costs in our research and development and clinical and regulatory groups as well as increased clinical trial costs, professional fees and other research and development expenses related to existing research projects and on-going clinical trials and regulatory activities.

Foreign Exchange
Foreign exchange losses totaled approximately $285,000 in the year ended December 31, 2009, as compared to a gain of approximately $4.6 million for the prior year. The difference was due to fluctuations in the overall balance, proportion and value of our cash holdings denominated in U.S. dollars held by our Australian subsidiary as a result of movements in the exchange rate between the Australian dollar and the U.S. dollar.
Historically, we maintained the majority of our cash and cash equivalents in Australia, denominated in both Australian and U.S. dollars throughout 2009, and as of December 31, 2009, the majority of our cash and cash equivalents were in U.S. dollars on deposit with banks located in the United States. Therefore, we expect that the amount of foreign exchange gains and losses on cash holdings held by our Australian subsidiary will not be as significant as historical amounts.
Interest Expense
Interest expense consists of interest incurred on the principal amount of the convertible loans from Thoratec that were drawn down in August and December 2009 and amortization of deferred (non cash) financing costs related to the Thoratec Loan Agreement. Interest on the convertible loans was payable at a rate of 10% per annum. The deferred financing costs were being amortized over the term of the Thoratec Loan Agreement, which was set to expire no later than November 1, 2011. However, with the repayment of all amounts available to be borrowed under the terms of the agreement, we effectively extinguished all debt under this agreement. We will not incur any further amortization costs related to this agreement.
Interest expense was approximately $820,000 for the year ended December 31, 2009. Interest incurred on the principal amount of the convertible loan was approximately $149,000 and non-cash amortization of the deferred financing costs totaled approximately $671,000.
Interest Income
Interest income is primarily derived from cash and short-term deposit accounts, denominated in both Australian and U.S. dollars, held in Australia and the U.S. Interest income was approximately $101,000 for the year ended December 31, 2009 as compared to approximately $1.3 million for the prior year. The decrease was primarily due to lower interest rates earned and lower average daily cash balances during the 2009 period.
Change in Fair Value of Derivative Instrument
As further discussed in Note 6 to the accompanying financial statements, we recorded the fair value of a derivative instrument on July 31, 2009 related to the Australian dollar denominated conversion feature in the Thoratec Loan Agreement. We were required to initially record this derivative at fair value on July 31, 2009 and re-measure fair value at each reporting period. During the year ended December 31, 2009 we recognized aggregate non-cash expenses of approximately $3.9 million due to the increase in the fair value of this derivative between July 31, 2009 and December 29, 2009, the date the derivative was extinguished. This increase in fair value was primarily due to an increase in the fair value of our common stock and is non-cash in nature.
Gain on Early Extinguishment of Debt
As further discussed in Note 6 to the accompanying financial statements, in 2009, we recorded a net gain (non-cash) on the early extinguishment of debt related to the Thoratec Loan Agreement. Due to the repayment of all amounts borrowed under the Loan Agreement, our inability to re-borrow amounts repaid and Thoratec’s inability to convert any repaid amounts into our common stock, the fair value of the derivative instrument at the repayment dates, aggregating approximately $7.8 million, was recorded as a gain on the extinguishment of debt. Further, the unamortized balance of the deferred financing costs at the repayment dates, aggregating approximately $3.2 million, was recorded as a reduction of the gain on early extinguishment of debt, resulting in a net gain on the early extinguishment of debt of $4.6 million for the year ended December 31, 2009. Since there are no funds held in escrow, there are no amounts remaining for us to borrow and no amounts remaining for Thoratec to convert into shares of HeartWare common stock. Therefore, Thoratec’s conversion rights, and thus the derivative, have been eliminated.

Other, net
Other, net consists of gains and losses on the disposal of fixed assets. For the year ended December 31, 2009, we incurred a loss on the disposal of fixed assets of approximately $25,000 primarily in connection with the termination of our lease for administrative offices in Australia. For the year ended December 31, 2008, we incurred a loss on the disposal of fixed assets of approximately $188,000 primarily in connection with the termination of our lease for our prior manufacturing facility in Florida.
Income Taxes
We are subject to taxation in the United States and Australia. We have incurred losses since inception in both jurisdictions. Changes in share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and as such a 100% valuation allowance has been recorded against our net deferred tax assets.
As of December 31, 2009, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely the question of whether to record a deferred tax asset as we expand the commercialization of our products.
Fiscal Years 2008 and 2007
Revenues, net
In 2008 and 2007 we were a development stage company. We generated revenue of $331,799 in the year ended December 31, 2008 from product sales through our U.S. clinical trial. Our first product revenues were generated in the quarter ended September 30, 2008. We had no revenue from product sales in the years prior to 2008.
Cost of Revenues
Cost of revenues totaled approximately $78,000 during the year ended December 31, 2008. There was no cost of revenues recognized during the year ended December 31, 2007.
Selling, General and Administrative
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
In 2008, selling, general and administrative expenses were approximately $11.0 million, or 37%, of operating expenses, as compared to $7.3 million, or 33% of operating expenses in 2007. The increase was primarily a result of an increase in headcount and related employee costs, increased office costs and professional fees associated with our redomiciliation to the U.S., travel and marketing activities in preparation for commercial activities.
Research and Development
As discussed above, we experienced significant growth in 2008. We achieved significant research and development milestones, completing enrollment of our international human clinical trial, beginning enrollment for our U.S. clinical trial and furthering animal studies for less invasive implantable techniques for our next generation heart pump, the MVAD. In 2008, research and development expenses were $18.6 million, or 63%, of operating expenses as compared to $14.6 million, or 67% of operating expenses, in 2007. The increase of approximately $4.0 million was primarily driven by increased headcount and related employee costs as well as increased clinical trial costs, professional fees and other research and development expenses related to existing research projects and expenses related to regulatory activities associated with obtaining IDE, CE Marking and ISO certification.

Foreign Exchange
Foreign exchange gains totaled approximately $4.6 million in the year ended December 31, 2008, as compared to a loss of approximately $851,000 for the prior year. The difference was due to fluctuations in the overall balance and value of our cash holdings denominated in U.S. dollars held by our Australian subsidiary as a result of movements in the exchange rate between the Australian dollar and the U.S. dollar.
Interest Expense
Interest expense was approximately $18,000 in 2008 compared to approximately $26,000 in 2007 and consisted of interest incurred on the principal amount of a convertible note held by a related party. This note was repaid in July 2008. Prior to repayment, interest on this loan accrued at a rate of 2% per annum.
Interest Income
Interest income in 2008 and 2007 was primarily derived from cash and short-term deposits accounts, denominated in both Australian and United States dollars, held in Australia. Interest income was approximately $1.2 million in 2008 as compared to $951,000 in 2007. The increase was primarily due to increased average cash balances in 2008 as a result of the completion of a private placement of shares in July 2008.
Other, net
For the year ended December 31, 2008, we incurred a loss on the disposal of fixed assets of approximately $188,000 primarily in connection with the termination of our lease for our prior manufacturing facility in Florida. For the year ended December 31, 2007, we also incurred a loss on the disposal of fixed assets of approximately $99,000.
Income Taxes
As of December 31, 2008, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded, and as such a 100% valuation allowance has been recorded against our net deferred tax assets.
Liquidity and Capital Resources
As of December 31, 2009, our cash and cash equivalents were approximately $50.8 million as compared to $20.8 million at December 31, 2008. The increase is primarily a result of the cash proceeds from the private placement of our common stock in 2009 partially offset by cash used to support our operating activities.
Cash used in operating activities for the year ended December 31, 2009 was approximately $29.5 million as compared to approximately $24.1 million for the same period in the prior year. For 2009, this amount included a net loss of approximately $20.9 million and non-cash adjustments to net loss in a total amount of approximately $5.1 million, which primarily consisted of approximately $4.6 million for the gain on early extinguishment of debt, $4.1 million of share-based compensation, $3.9 million for the change in fair value of a derivative and $1.6 million of depreciation and amortization. Included in cash used in operating activities in 2009 is approximately $11.1 million related to an increase in accounts receivable and approximately $5.4 million for the purchase and manufacture of inventories. We expect increases in accounts receivable and inventory purchases to continue to be a significant use of cash throughout 2010 in support of our U.S. clinical trial and international commercial sales.
For the year ended December 31, 2008, cash used in operating activities included a net loss of approximately $23.8 million and non-cash adjustments to net loss in a total amount of approximately $2.0 million, which primarily consisted of approximately $1.2 million of share-based compensation and $705,000 of depreciation and amortization. Included in cash used in operating activities in 2008 is approximately $3.5 million for the purchase of inventories. Our use of cash was partially offset by a $1.7 million increase in accrued expenses and other current liabilities.

Investing activities used cash of approximately $1.5 million and $2.3 million for the years ended December 31, 2009 and 2008, respectively. These expenditures were primarily to acquire property, plant and equipment. Capitalized patent costs are also included in our use of cash for investing activities in 2009 and 2008.
Cash provided by financing activities for the years ended December 31, 2009 and 2008 was approximately $60.3 million and $28.0 million, respectively. These amounts were primarily the result of capital raises through the issuance of common stock during both periods. In 2009, we completed a private placement for the sale of approximately 2.74 million shares of our common stock at an issue price of $22.00 per share for aggregate gross proceeds of approximately $60.2 million. Related costs of approximately $1.5 million were paid in 2009. In 2009, we also received approximately $1.5 million from the exercise of stock options. Financing activities in 2009 reflect the borrowing and repayment of an aggregate of $20.0 million under a loan agreement with Thoratec. This loan agreement is discussed in the Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In 2008, in conjunction with a private placement, we issued an aggregate of approximately 1.8 million shares of our common stock at an issue price of $16.80 per share for aggregate gross proceeds of approximately $30.2 million. Offering costs associated with this private placement were approximately $841,000. In 2008, we utilized approximately $1.4 million to repay a convertible note.
In February 2010, we closed a public offering of approximately 1.77 million shares of our common stock at an offering price of $35.50 per share for aggregate gross proceeds of approximately $62.8 million. These amounts included the underwriters’ exercise of their over-allotment option to purchase an additional 230,595 shares of our common stock at the offering price. The offering was completed pursuant to a Prospectus Supplement dated January 27, 2010 and under a shelf registration statement declared effective on January 20, 2010 which allows us to offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering, any combination of the securities described in this prospectus, up to an aggregate amount of $100,000,000.
In 2010, cash on hand and cash received from our 2010 public offering discussed above are expected to primarily be used to fund our ongoing operations, including expanding our sales and marketing capabilities on a global basis, completing our U.S. bridge-to-transplant clinical study, continuing implants under a CAP, commencing a U.S. destination therapy clinical study, continued product development, regulatory and other compliance functions as well as for general working capital. We believe cash on hand as of December 31, 2009 and cash received from the 2010 public offering are sufficient to support our planned operations throughout 2010 and 2011.
Contractual Obligations
At December 31, 2009, our contractual financial obligations and commitments by due dates were as follows:

	Payments due by period
	(in thousands of dollars)
		Less
		than 1
	Total	year	1-3 years	3-5 years

Operating lease obligations	$1,544	$891	$646	$7
Purchase obligations	12,694	12,694	—	—

Total	$14,238	$13,585	$646	$7

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.
Interest Rate Risk
Our exposure to interest rate risk is currently confined to interest earnings on our cash and cash equivalents that are invested in highly liquid money market funds. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. We do not presently use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.
Foreign Currency Rate Fluctuations
We conduct business in foreign countries. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. entities at the period-end exchange rate and revenue and expenses at the average exchange rates in effect during the periods. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of stockholders’ equity.
We generate revenue and collect receivables in foreign currencies. In addition, our Australian subsidiary holds U.S. and Australian dollar denominated cash accounts. Fluctuations in the exchange rate of the U.S. dollar against the Australian dollar can result in foreign currency exchange gains and losses that impact our financial results and our overall cash position. These foreign currency transaction gains and losses are presented as a separate line item on our consolidated statements of operations. The gains and losses are recorded in Australian dollars, the functional currency of the Australian entity, and translated to U.S. dollars, at an average exchange rate, for U.S. reporting purposes. Continued fluctuation of the exchange rate could result in financial results that are not comparable from quarter to quarter.
Cash balances maintained by our Australian subsidiary have gradually decreased since 2008. Therefore, we expect the amount of foreign currency exchange gains and losses that arise from translation of these accounts will decrease compared to prior periods. We do not presently utilize foreign currency forward contracts and instead hold cash reserves in the currency in which those reserves are anticipated to be expended.

Item 8.	Financial Statements and Supplementary Data
HEARTWARE INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
HeartWare International, Inc.
We have audited the accompanying consolidated balance sheets of HeartWare International, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HeartWare International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HeartWare International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2010 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Fort Lauderdale, Florida
February 23, 2010

HEARTWARE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$50,834,714	$20,803,656
Accounts receivable	11,384,647	244,198
Inventories, net	8,870,903	3,508,065
Prepaid expenses and other current assets	1,663,157	1,061,737

Total current assets	72,753,421	25,617,656

Property, plant and equipment, net	3,719,415	3,608,626
Other intangible assets, net	1,191,917	823,495
Restricted cash	288,429	288,429

Total assets	$77,953,182	$30,338,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,122,131	$699,064
Accrued expenses and other current liabilities	3,848,086	2,883,587

Total current liabilities	6,970,217	3,582,651

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Common stock — $.001 par value; 25,000,000 shares authorized; 11,786,173 and 8,866,702 shares issued and outstanding at December 31, 2009 and 2008, respectively	11,786	8,867
Additional paid-in capital	176,698,329	112,400,642
Accumulated deficit	(97,871,645)	(76,962,787)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(7,855,505)	(8,691,167)

Total stockholders’ equity	70,982,965	26,755,555

Total liabilities and stockholders’ equity	$77,953,182	$30,338,206

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
Revenues, net	$24,171,783	$331,799	$—
Cost of revenues	13,210,742	77,632	—

Gross profit	10,961,041	254,167	—

Operating expenses:

Selling, general and administrative	16,444,202	10,981,131	7,303,145
Research and development	15,067,033	18,643,557	14,636,198

Total operating expenses	31,511,235	29,624,688	21,939,343

Loss from operations	(20,550,194)	(29,370,521)	(21,939,343)

Other income (expense):

Foreign exchange gain (loss)	(284,985)	4,550,193	(851,032)
Interest expense	(819,944)	(17,555)	(25,568)
Interest income	100,549	1,262,695	976,243
Change in fair value of derivative instrument	(3,934,710)	—	—
Gain on early extinguishment of debt, net	4,605,613	—	—
Other, net	(25,187)	(188,433)	(99,299)

Loss before income taxes	(20,908,858)	(23,763,621)	(21,938,999)
Provision for income taxes	—	—	—

Net loss	$(20,908,858)	$(23,763,621)	$(21,938,999)

Net loss per common share — basic and diluted	$(2.15)	$(3.00)	$(3.60)

Weighted average shares outstanding — basic and diluted	9,713,925	7,929,054	6,086,542

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2009	2008	2007
Net loss	$(20,908,858)	$(23,763,621)	$(21,938,999)
Foreign currency translation adjustments	835,662	(9,302,940)	542,148

Comprehensive loss	$(20,073,196)	$(33,066,561)	$(21,396,851)

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Shares,				Other
	$.001 Par Value Per Share		Additional		Comprehensive
	Shares		Paid-In	Accumulated	Income
	Issued	Amount	Capital	Deficit	(Loss)	Total
Balance, December 31, 2006	5,321,783	$5,322	$48,648,976	$(31,260,167)	$69,625	$17,463,756

Issuance of shares pursuant to shareholder purchase plan	57,226	57	1,062,901	—	—	1,062,958
Issuance of shares pursuant to share option exercise	3,656	4	21,698	—	—	21,702
Issuance of shares pursuant to capital raise, net of offering costs	1,705,907	1,706	29,853,944	—	—	29,855,650
Share-based compensation	—		2,264,655	—	—	2,264,655
Net loss	—	—	—	(21,938,999)	—	(21,938,999)
Accumulated other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	542,148	542,148

Balance, December 31, 2007	7,088,572	7,089	81,852,174	(53,199,166)	611,773	29,271,870

Issuance of shares pursuant to capital raise, net of offering costs	1,778,130	1,778	29,396,849	—	—	29,398,627
Share-based compensation	—	—	1,151,619	—	—	1,151,619
Net loss	—	—	—	(23,763,621)	—	(23,763,621)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(9,302,940)	(9,302,940)

Balance, December 31, 2008	8,866,702	8,867	112,400,642	(76,962,787)	(8,691,167)	26,755,555

Issuance of common stock pursuant to private placement, net of offering costs	2,737,273	2,737	58,619,272	—	—	58,622,009
Issuance of common stock pursuant to share-based awards	182,198	182	1,546,267	—	—	1,546,449
Share-based compensation	—	—	4,132,148	—	—	4,132,148
Net loss	—	—	—	(20,908,858)	—	(20,908,858)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	835,662	835,662

Balance, December 31, 2009	11,786,173	$11,786	$176,698,329	$(97,871,645)	$(7,855,505)	$70,982,965

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,908,858)	$(23,763,621)	$(21,938,999)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	894,928	663,894	518,367
Amortization of intangible assets	75,871	41,187	20,679
Share-based compensation expense	4,132,148	1,151,619	2,264,655
Loss on disposal of assets	25,187	189,380	100,739
Amortization of deferred financing costs	670,903	—	—
Change in fair value of derivative instrument	3,934,710	—	—
Gain on early extinguishment of debt, net	(4,605,613)	—	—
Accrued interest on convertible note	—	(81,633)	26,254

Change in operating assets and liabilities:
Accounts receivable	(11,140,449)	(244,198)	—
Inventories, net	(5,362,838)	(3,508,065)	—
Prepaid expenses and other current assets	(643,939)	(229,815)	(129,688)
Accounts payable	2,523,508	59,906	196,681
Accrued expenses and other current liabilities	862,533	1,660,070	(78,567)

Net cash used in operating activities	(29,541,909)	(24,061,276)	(19,019,879)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,030,945)	(1,490,248)	(880,446)
Additions to patents	(444,294)	(546,471)	(121,693)
Cash paid for security deposits	—	(288,429)	—
Proceeds from dispositions of assets	1,973	—	8,435

Net cash used in investing activities	(1,473,266)	(2,325,148)	(993,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements of common stock	60,220,006	30,239,247	32,817,746
Payment of offering costs	(1,509,675)	(840,620)	(1,899,138)
Proceeds from issuance of convertible debt	20,000,000	—	—
Repayment of convertible debt	(20,000,000)	(1,360,929)	—
Proceeds from exercise of stock options	1,546,449	—	21,702

Net cash provided by financing activities	60,256,780	28,037,698	30,940,310
Effect of exchange rate changes on cash	789,453	(9,124,006)	651,892

CHANGE IN CASH AND CASH EQUIVALENTS	30,031,058	(7,472,732)	11,578,619
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	20,803,656	28,276,388	16,697,769

CASH AND CASH EQUIVALENTS — END OF PERIOD	$50,834,714	$20,803,656	$28,276,388

Supplemental disclosure of cash flow information:
Interest paid	$149,041	$88,870	$—

Supplemental disclosure of non-cash financing activities:
Recognition of fair value of derivative instrument	$3,891,109	$—	$—

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Note 1. Description of Business
HeartWare International, Inc., referred to in these notes collectively with its subsidiaries HeartWare Pty. Limited and HeartWare, Inc. as “we,” “our,” “HeartWare” or the “Company”, is a medical device company focused on developing the world’s smallest implantable blood pumps for the treatment of advanced heart failure.
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
In 2008, we successfully completed enrollment of a combined European and Australian human clinical trial for the HeartWare System. This international trial began in March 2006 and initially called for the implantation of 20 patients. The trial was expanded to permit enrollment of 50 patients so as to provide increased depth of clinical data. Enrollment in this trial was completed in December 2008 and a subset of this data was the basis for our application for Conformite Europenne (“CE”) Marking for the HeartWare System.
In January 2009, the HeartWare System received CE Marking approval, which allows us to market and sell the device in Europe. Our first commercial sale in Europe occurred in March 2009.
In April 2008, we received conditional Investigational Device Exemption (“IDE”) approval from the United States Food & Drug Administration (“FDA”) to enroll patients in a bridge-to-transplant clinical study in the United States (called “ADVANCE”). Full IDE approval for the HeartWare System was received from the FDA in September 2008 and, in October 2009, we received FDA approval to expand the number of participating sites from 28 to 40 centers.
In August 2008, our first patient in the United States received the HeartWare System at Washington Hospital Center in Washington, DC, marking the commencement of our bridge-to-transplant clinical trial in the United States. In February 2010, we completed enrollment in the U.S. bridge-to-transplant clinical trial with 140 patients receiving the HeartWare System. The remaining 10 patients were enrolled but did not receive an implant of the HeartWare System because they failed to meet the trial’s inclusion and exclusion criteria after being enrolled.
On November 23, 2009, we filed a submission for an IDE study with the FDA relating to the proposed use of the HeartWare System in a destination therapy clinical study in the United States. We are actively engaged in discussions with the FDA to finalize the protocol for the destination therapy trial which we are hoping to start in the second quarter of 2010.
Beyond the HeartWare System, we are also evaluating our next generation device, the Miniaturized Ventricular Assist Device (“MVAD”). The MVAD is based on the same technology platform as the HeartWare System but adopts an axial flow, rather than a centrifugal flow, configuration and is being developed in multiple configurations. The MVAD designs are currently at the preclinical stage and undergoing animal studies focused on minimally invasive implantation techniques and are each approximately one-third the size of the HVAD Pump. We believe that the MVAD designs will be implantable by surgical techniques that are even less invasive than those required to implant the HVAD Pump.
We are headquartered in Framingham, Massachusetts. We have an operations and manufacturing facility in Miami Lakes, Florida and a small development and operations facility in Sydney, Australia.
Development Stage
In accordance with FASB ASC 915 — Development Stage Entities, entities that have not commenced planned principal operations or that have commenced planned principal operations but have no significant revenue from such activities are deemed a development stage entity. As we have commenced planned principal operations and generated significant revenues from these activities, we determined, effective June 30, 2009, that we are no longer a development stage entity and, as such, our financial statements are no longer presented on a development stage basis.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Basis of Presentation
Effective November 13, 2008, we redomiciled from Australia to the United States. Pursuant to a court approved scheme of arrangement under Australian law, all ordinary shares of HeartWare Limited, a company incorporated in Australia, were transferred by court order to HeartWare International, Inc., a Delaware corporation, in exchange for shares of common stock of HeartWare International, Inc. Holders received common stock in a ratio of 35 HeartWare Limited ordinary shares to 1 share of HeartWare International, Inc. common stock. All outstanding equity awards of HeartWare Limited were assumed by HeartWare International, Inc. at historical cost. All share-based awards were assumed by HeartWare International, Inc. and equitably adjusted to reflect the reincorporation. Throughout these financial statements, all share information, including related per share data, has been adjusted to give retroactive effect to the reincorporation for all periods presented.
HeartWare International, Inc. shares trade on the NASDAQ Global Market under the symbol of “HTWR”. The Company’s shares also trade on the Australian Securities Exchange (“ASX”) in the form of CHESS Depositary Interests (“CDIs”) under the symbol of “HIN”. Each CDI represents 1/35th of a share of common stock.
Note 2. Liquidity
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which contemplate continuation of the Company as a going concern. However, we have sustained substantial losses from operations since our inception, and such losses have continued through December 31, 2009. At December 31, 2009, we had an accumulated deficit of approximately $97.9 million and cash on hand of approximately $50.8 million.
As discussed in Note 8, on January 27, 2010, we conducted a public offering of approximately 1.5 million shares of our common stock at an offering price of $35.50 per share for aggregate gross proceeds of approximately $54.6 million (“Public Offering”). On January 29, 2010, the underwriters fully exercised their over-allotment option to purchase an additional 230,595 shares of our common stock at the offering price. Aggregate additional proceeds to us from the exercise of the over-allotment option were approximately $8.2 million.
In 2010, cash on hand and cash received from the Public Offering will primarily be used to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, completing our U.S. bridge-to-transplant clinical study, commencing a U.S. destination therapy clinical study, continued product development, regulatory and other compliance functions as well as for general working capital. We believe cash on hand and cash received from the Public Offering are sufficient to support our planned operations throughout 2010 and 2011.
Note 3. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of HeartWare International, Inc., and its subsidiaries HeartWare Pty. Limited and HeartWare, Inc. All inter-company balances and transactions have been eliminated in consolidation.
Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents are recorded in the consolidated balance sheets at cost, which approximates fair value. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Historically, we maintained the majority of our cash and cash equivalents in Australia, denominated in both Australian and United States dollars. As of December 31, 2009, the majority of our $50.8 million of cash and cash equivalents were on deposit with banks located in the United States and denominated in United States dollars. As of December 31, 2008, approximately $17.9 million of our $20.8 million of cash and cash equivalents were on deposit with banks located in Australia and denominated in Australian dollars.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Receivables
Accounts receivable consists of amounts due from the sale of our HeartWare System to our customers, which are primarily hospitals and health research institutions. As of December 31, 2009, one customer had an accounts receivable balance exceeding 10% of total accounts receivable, representing approximately 16% of our total accounts receivable. As of December 31, 2008, two customers had an accounts receivable balance greater than 10% of total accounts receivable, representing the entire balance of our accounts receivable. As of December 31, 2009 and December 31, 2008, there was no allowance for doubtful accounts and no allowance for returns.
Inventories, net
Components of Inventories, net at December 31 are as follows:

	December 31,
	2009	2008
Inventories, net
Raw material	$2,984,486	$813,276
Work-in-process	1,497,591	1,690,852
Finished goods	4,388,826	1,003,937

	$8,870,903	$3,508,065

Finished goods inventories includes inventory held on consignment at customer sites of $3.8 million and $1.0 million, at December 31, 2009 and 2008, respectively.
Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. Work-in-process and finished goods includes direct and indirect labor and manufacturing overhead. Finished goods includes product which is ready-for-use and which is held by us or by our customers on a consignment basis. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value.
Prior to September 1, 2008, we included all costs associated with manufacturing as part of research and development expense. Effective September 1, 2008, we began to capitalize in inventory the costs of manufacturing the HeartWare System. We could be required to expense capitalized costs of the HeartWare System in the event of a denial or delay of approval by U.S. regulatory bodies, a delay in commercialization, or other potential factors.
Property, Plant and Equipment, net
We record property, plant and equipment and leasehold improvements at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. We generally provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the remaining term of the lease.
Other Intangible Assets, net
The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization at December 31 are as follows:

		2009		2008
	Weighted Average Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortizable Intangible Assets	(Years)	Amount	Amortization	Amount	Amortization
Patents	15	$1,356,645	$(164,728)	$912,351	$(88,856)

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $75,871, $41,187 and $20,679, respectively.
Estimated amortization expense for each of the five succeeding fiscal years based upon our intangible asset portfolio at December 31, 2009 is approximately $90,000.
Revenue Recognition
We recognize revenue from product sales in accordance with FASB ASC 605 — Revenue Recognition. Pursuant to agreements or orders from customers, we ship product to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. A majority of product sales are made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is generally recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is generally recognized upon customer receipt and acceptance of the product. Shipping fees billed to customers are included in revenues and the related shipping costs are included in cost of revenues. Revenue recognized to date is from sales of our devices in connection with our U.S. clinical trial and commercial sales in Europe and under special access in Australia.
Product Warranty
Certain patient accessories sold with the HeartWare System are covered by a limited manufacturer’s warranty ranging from one to two years. Estimated contractual warranty obligations are recorded as an expense when the related revenue is recognized and is included in “Cost of revenues” on our consolidated statements of operations. Accrued warranty expense is shown as a component of accrued liabilities on the consolidated balance sheet. Prior to 2009, we did not maintain an accrual for product warranty as revenue was minimal as it did not commence until late 2008. The following table summarizes the change in our warranty reserve for the year ended December 31, 2009:

(In thousands)	2009
Beginning balance	$—
Accrual for warranties	99,169
Warranty costs incurred during the period	—

Ending balance	$99,169

Share-Based Payments
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

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
We have issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be “probable” before we begin recording share-based compensation expense. At each reporting date, we review the likelihood that these awards will vest and if the vesting is deemed probable, we begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.
Impairment of Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. As of December 31, 2009, no indicators of impairment existed.
Income Taxes
We account for income taxes in accordance with FASB ASC 740 — Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FASB ASC 740 — Income Taxes.
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
Translation of Foreign Currency
Assets and liabilities of our non-U.S. entity are translated at the period-end exchange rate and revenues and expenses are translated at the average exchange rates in effect during the respective periods. Equity transactions are translated at the spot rates on the dates of the original transactions. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of stockholders’ equity, titled “Accumulated Other Comprehensive Loss.” Items in Accumulated Other Comprehensive Loss are not tax affected as we have incurred a net loss in each period since inception.
While most of the transactions of our U.S. and Australian operations are denominated in the respective local currency, some transactions are denominated in other currencies. Transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of this type of transaction, any foreign currency gains or losses are included in our consolidated statements of operations.
The exchange rate between the U.S. and Australian dollar has fluctuated substantially in the past. This fluctuation has resulted in significant changes in the cumulative translation adjustments and foreign exchange gains during the years ended December 31, 2009 and 2008.
In addition, our Australian subsidiary, HeartWare Pty. Limited, which operates in a functional currency of Australian dollars, holds U.S. dollar cash accounts. Exchange rate fluctuations affect the value of these accounts and result in foreign currency gains and losses. Such gains and losses are included in our consolidated statements of operations. Any such gains and losses are initially recognized as they occur in Australian dollars and then converted to U.S. dollars at an average exchange rate.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Research and Development
Research and development costs, including new product development programs, regulatory compliance and clinical research, are expensed as incurred.
Vendor Concentration
For the years ended December 31, 2009 and 2008, we purchased approximately 60% and 58%, respectively, of our inventory components and supplies from three vendors. In addition, one of the three vendors supplies consulting services and material used in research and development activities. As of December 31, 2009 and 2008, the amounts due to these vendors totaled approximately $846,000 and $115,000, respectively.
Concentration of Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are primarily held with financial institutions in the United States and from time to time we have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is primarily limited to hospitals and health research institutions. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any credit losses.
Marketing and Advertising Costs
Marketing, advertising and promotional costs are expensed when incurred. Advertising expenses were immaterial to our results of operations for the years ended December 31, 2009, 2008 and 2007.
Fair Value Measurements
FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us as of December 31, 2009 and December 31, 2008. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
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

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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
In May 2009, the FASB issued ASC 855-10, Subsequent Events (formerly FASB Statement No. 165, Subsequent Events). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In particular, ASC 855-10 sets forth:
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
ASC 855-10 requires disclosure of the date through which an entity has evaluated subsequent events, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted the provisions of ASC 855-10 for our interim period ended June 30, 2009, which did not have a material impact on our consolidated financial position, results of operations or cash flows.
In July 2009, the FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”). The Codification is the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification has changed the manner in which U.S. GAAP guidance is referenced only and as such adoption did not have an impact on our consolidated financial position, results of operations or cash flows, but has changed the manner in which we reference U.S. GAAP.
Note 4. Other Balance Sheet Information
Components of selected captions in the consolidated balance sheets at December 31 are as follows:

		December 31,
	Estimated Useful Lives	2009	2008
Property, plant and equipment
Machinery and equipment	5 to 7 years	$5,295,217	$4,428,452
Leasehold improvements	3 to 7 years	210,570	212,891
Office equipment, furniture and fixtures	5 to 7 years	278,587	271,275
Purchased software	5 to 7 years	487,388	406,983

		6,271,762	5,319,601
Less: accumulated depreciation		(2,552,347)	(1,710,975)

		$3,719,415	$3,608,626

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Depreciation expense was $894,928, $663,894 and $518,367 for the years ended December 31, 2009, 2008 and 2007, respectively.

	December 31,
	2009	2008
Accrued expenses and other current liabilities
Accrued payroll and other employee costs	$2,487,066	$1,721,506
Accrued material purchases	370,226	417,344
Accrued research and development costs	344,256	494,997
Accrued professional fees	347,063	149,146
Other accrued expenses	299,475	100,594

	$3,848,086	$2,883,587

Accrued payroll and other employee costs include year-end employee discretionary bonuses of approximately $1.7 million and $786,000 at December 31, 2009 and 2008, respectively.
Note 5. Exchange of Equity Interests Among Entities Under Common Control
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
Note 6. Borrowings and Credit Facilities
Thoratec Loan Agreement
On February 12, 2009, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Thoratec Corporation (“Thoratec”). Concurrent with the Merger Agreement, and as described in a Current Report on Form 8-K filed with the SEC on February 13, 2009, we entered into a loan agreement (“Loan Agreement”) with Thoratec, pursuant to which Thoratec committed to loan us up to $28.0 million through one or more term loans subject to the terms and conditions set forth in the Loan Agreement. On July 31, 2009, HeartWare and Thoratec agreed to terminate the Merger Agreement pursuant to Section 8.01 (a) of the agreement. The Loan Agreement survived the termination of the Merger Agreement and as of July 31, 2009, the date the Merger Agreement was terminated, we were able to borrow up to $20.0 million under the Loan Agreement. The funds were deposited into an escrow account which was controlled by an independent third party. The additional $8.0 million was only to become available if Thoratec exercised an option to extend the Merger Agreement to the outside date for the completion of the proposed merger of January 31, 2010. As the Merger Agreement was terminated the additional $8.0 million did not become available, and accordingly, only $20.0 million was available to us under the Loan Agreement.
Any loans to us under the Loan Agreement accrued interest at the rate of 10% per annum. Accrued interest on any loan amounts outstanding was payable quarterly on March 31, June 30, September 30 and December 31. Any outstanding loans were due and payable, together with accrued and unpaid interest, on the earlier of (i) November 1, 2011, (ii) the Termination Date, as defined in the Loan Agreement, or (iii) the date on which all of the loans accelerate and become due and payable in full in accordance with the Loan Agreement.
Any loans to us under the Loan Agreement, at Thoratec’s option, could have been converted in whole or in part into shares of HeartWare common stock prior to the maturity date of the loans subject to any waiting period provided by the Hart-Scott-Rodino Antitrust Improvements Act that may be required at the time of conversion. In addition, beginning July 31, 2009, the date the Merger Agreement was terminated, Thoratec was able to convert any funds held in escrow in whole or in part into shares of HeartWare common stock at any time prior to termination of the Loan Agreement, also subject to any waiting period provided by the Hart-Scott-Rodino Antitrust Improvements Act that may be required at the time of conversion. The number of shares to be issued was determined by dividing the outstanding principal amount of the loans, including any accrued and unpaid interest, or funds held in escrow by the U.S. dollar equivalent of AU$35.00 at the time of the conversion. The conversion price was subject to customary adjustment provisions as defined in the Loan Agreement. For so long as HeartWare’s CHESS Depositary Interests are listed on the Australian Securities Exchange, the loans and funds held in escrow could not be converted into more than 14.99% in the aggregate of the then authorized and outstanding shares of HeartWare common stock.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
In August 2009, we borrowed $4.0 million under the Loan Agreement. In November 2009, we repaid the $4.0 million, plus accrued interest. In December 2009, we borrowed the remaining $16.0 million available to us under the Loan Agreement. Prior to December 31, 2009, we repaid the $16.0 million, plus accrued interest. According to the provisions of the Loan Agreement, once we repay amounts borrowed, we are not able to re-borrow those amounts and the commitment under the Loan Agreement is reduced by such amount. Therefore, as of December 31, 2009, the entire $20.0 million commitment under the Loan Agreement had been borrowed and repaid and was no longer available to us. In addition, since there are no funds held in escrow, there are no amounts for Thoratec to convert into shares of HeartWare common stock, thereby eliminating entirely Thoratec’s conversion rights. The amount of interest expense incurred and paid on amounts borrowed under the Loan Agreement during the year ended December 31, 2009 was approximately $149,000.
On July 31, 2009, the date the Merger Agreement was terminated, Thoratec became entitled to convert any escrow funds in whole or in part into shares of HeartWare International common stock at any time prior to termination of the Loan Agreement. The terms and conditions of this conversion provision were evaluated and determined to result in an embedded derivative within the host contract Loan Agreement. We computed the fair value of the embedded derivative to be approximately $3.9 million at July 31, 2009, the initial measurement date. Fair value was determined using a valuation model with observable market inputs to determine relevant assumptions including interest rates and stock and foreign currency volatilities. The initial fair value was capitalized as deferred financing costs and was presented on our consolidated balance sheet, net of related amortization. The amount of amortization for the year ended December 31, 2009 was approximately $671,000 and is included in interest expense on our consolidated statements of operations. Due to the repayment of all amounts borrowed under the Loan Agreement and our inability to re-borrow amounts repaid, the proportionate amount of the unamortized balance of the deferred financing costs at the repayment dates were recorded as an expense. These amounts aggregating approximately $3.2 million are included in the line item “Gain on early extinguishment of debt, net” on our consolidated statements of operations.
The change in the fair value of the derivative instrument during the period of time it remained outstanding resulted in an expense aggregating approximately $3.9 million. This amount is presented as a separate line item on our consolidated statements of operations. Due to the repayment of all amounts borrowed under the Loan Agreement, our inability to re-borrow amounts repaid and Thoratec’s inability to convert any repaid amounts into our common stock, the proportionate amount of the fair value of the derivative at the repayment dates, aggregating to $7.8 million, as well as the unamortized balance of deferred financing costs of $3.2 million, was recorded as a gain on the extinguishment of debt. The net amount of $4.6 million is shown on the line item “Gain on early extinguishment of debt, net” on our consolidated statements of operations.
Convertible Note — Related Party
We repaid $1,360,929 plus accrued interest of $88,870 to Apple Tree Partners I, L.P., our largest stockholder, during the year ended December 31, 2008 related to a convertible note. The note, denominated in Australian dollars, had a principal amount of AU$1,420,000. Prior to repayment, the note accrued interest at 2.0% per annum. The conversion price was AU$1.00 per ordinary share.
Interest expense related to this note was approximately $18,000 and $26,000 for the years ended December 31, 2008 and 2007, respectively.
Note 7. Leases
Effective January 2009, we amended and renewed for four years our operating lease for a 7,040 square foot facility in Framingham, Massachusetts. This facility contains our administrative headquarters. The lease contains an option for one additional three-year term. In April 2008, we entered into a thirty-seven month operating lease for a 59,000 square foot facility in Miami Lakes, Florida. This facility contains our domestic operations and manufacturing. The lease contains an option for up to two additional five-year terms. We have entered into various operating lease agreements for miscellaneous office space and equipment. The duration of these agreements is typically twenty-four to thirty-six months from origination.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Rent expense was approximately $879,000, $967,000 and $739,000 in 2009, 2008 and 2007, respectively. We recognize rent expense on a straight-line basis over the term of the lease. Future minimum rental commitments at December 31, 2009 under non-cancelable operating lease agreements are as follows:

Operating
Leases
Year Ending December 31,
2010	$891,189
2011	480,731
2012	165,293
2013	6,893

Total minimum lease payments	$1,544,106

Note 8. Stockholders’ Equity
Preferred Stock
We are authorized to issue up to 5,000,000 shares of preferred stock, $.001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or are outstanding.
Common Stock
We are authorized to issue up to 25,000,000 shares of common stock, $.001 par value per share. As of December 31, 2009, we had 11,786,173 shares outstanding. Holders are entitled to one vote for each share of common stock (or its equivalent).
See the Consolidated Statement of Stockholders’ Equity for details related to our equity transactions.
2009 Private Placement
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
The issuance of approximately 1.4 million shares of the total number of shares sold to the investors in the Private Placement was subject to approval by our stockholders in accordance with NASDAQ Stock Market Rules and Australian Securities Exchange Listing Rules and, as a result, approximately $30.7 million of the proceeds from the Private Placement were held in escrow by an independent third party. Such proceeds were released to us and the 1.4 million shares were issued following stockholder approval which was obtained at a special meeting of stockholders held on October 26, 2009.
Subsequent Event
On January 27, 2010, we conducted a Public Offering of approximately 1.5 million shares of our common stock at an offering price of $35.50 per share for aggregate gross proceeds of approximately $54.6 million. On January 29, 2010, the underwriters fully exercised their over-allotment option to purchase an additional 230,595 shares of our common stock at the offering price. Additional gross proceeds to us from the exercise of the over-allotment option were approximately $8.2 million. The underwriters for the transaction received a fee of 6% of the gross proceeds. These shares were issued pursuant to a prospectus supplement to a shelf registration statement on Form S-3 that was previously filed with the SEC and which was declared effective on January 20, 2010.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Note 9. Stock-Based Compensation
We recognize share-based compensation expense for the portion of awards that are ultimately expected to vest using an accelerated accrual method over the vesting period. We estimate forfeitures at the time of grant. We have applied a forfeiture rate of approximately 12.5% to all unvested share-based awards as of December 31, 2009, which represents the portion that we expect will be forfeited over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Vesting of share-based awards issued with performance-based vesting criteria must be “probable” before we begin recording share-based compensation expense. At each reporting period, we review the likelihood that these awards will vest and if vesting is deemed probable, we begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed. For the year ended December 31, 2009 we experienced a significant increase in share-based compensation, a portion of which was due to the recognition of certain performance-based vesting criteria as probable resulting in a true-up of share based compensation over the expected vest period.
We allocate share-based compensation expense to cost of revenues, selling, general and administrative expense and research and development expense based on the award holders’ employment function. For the years ended December 31, 2009, 2008 and 2007, we recorded share-based payment expenses as follows:

(in thousands)	2009	2008	2007
Cost of revenues	$805	$37	$—
General and administrative	2,007	1,026	1,365
Research and development	1,320	89	900

	$4,132	$1,152	$2,265

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
On November 13, 2008, we completed an Australian court approved redomiciliation, whereby the ultimate parent company of the HeartWare Group became a U.S. Company, HeartWare International, Inc. As part of the redomiciliation all share-based plans of HeartWare Limited (since renamed HeartWare Pty. Limited) were cancelled and new plans were formed under HeartWare International, Inc. All awards outstanding at the time of the redomiciliation were cancelled and reissued by HeartWare International, Inc. The awards were issued on the same terms and conditions with the only exception being the number of shares and exercise prices were adjusted to reflect a reverse split in the ratio of 35 to 1 and any fractional shares were rounded down. The reverse split had no impact on the valuation of the grants and therefore did not result in any additional compensation. Prior to the redomiciliation, the exercise prices of all grants were denominated in Australian dollars. Australian dollar amounts in this disclosure have been translated to U.S. dollars. For all awards granted subsequent to the redomiciliation the exercise prices are denominated in U.S. dollars.
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

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
HeartWare International, Inc. 2008 Stock Incentive Plan
On August 5, 2008, we adopted the HeartWare International, Inc. 2008 Stock Incentive Plan (“2008 SIP”). The 2008 SIP allows for the issuance of share-based awards to employees, directors and consultants. We have issued options and restricted stock units (“RSU’s”) to employees and directors under the 2008 SIP. The plan allows for the issuance of share-based awards representing up to 13% of the prior fiscal year’s weighted average shares outstanding, less share-based awards outstanding under our other equity plans. At December 31, 2009, there were approximately 107,000 shares available for future awards under the 2008 SIP. Future share-based awards will only be made from the 2008 SIP as awards granted under other plans reduce availability under the 2008 SIP.
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
HeartWare International, Inc. Restricted Stock Unit Plan (formerly HeartWare Limited Performance Rights Plan)
On August 5, 2008, we adopted the HeartWare International, Inc. Restricted Stock Unit Plan (“RSUP”). The plan replaces the HeartWare Limited Performance Rights Plan. All plan issuances were made in accordance with previous grants under the HeartWare Limited Performance Rights Plan, with the exception of adjustments for the reverse split and rounding. There is no consideration payable on the vesting or exercise of the RSU’s. Upon vesting, the RSU’s are exercised automatically and settled in one share of our common stock.
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
The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions established at that time. The following table includes the assumptions used for the periods noted.

	Years Ended
	December 31,
	2009	2008	2007

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	60.50%	58.23%	52.70%
Risk-free interest rate	2.80%	6.22%	5.96%
Estimated holding period (years)	6.25	6.22	7.66

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Information related to options granted under all of our plans at December 31, 2009 and activity during the year then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2008	698,374	$18.56
Granted	49,850	28.00
Exercised	(162,559)	9.75
Forfeited	(18,322)	20.75
Expired	(46,508)	35.50

Outstanding at December 31, 2009	520,835	$27.96	7.12	$3,913,512

Exercisable at December 31, 2009	281,888	$29.85	6.24	$1,584,825

The aggregate intrinsic values at December 31, 2009 noted in the table above represent the quoted market value of our common stock, which commenced trading on NASDAQ in February 2009, less the weighted average exercise price at period end multiplied by the number of options outstanding and exercisable.
At December 31, 2009, 58,925 of the 240,375 options outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.
The weighted average grant date fair value per share of options issued during the years ended December 31, 2009, 2008 and 2007 was $16.50, $9.37 and $13.88, respectively.
The total intrinsic value of options exercised during the year ended December 31, 2009 was approximately $2.9 million. There were no options exercised during the year ended December 31, 2008. The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $61,000. Cash received from option exercises for the year ended December 31, 2009 was approximately $1.5 million.
At December 31, 2009, there was approximately $1.7 million of unrecognized compensation cost related to non-vested option awards, including performance-based options not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.5 years.
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
Information related to RSU’s at December 31, 2009 and activity during the year then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

		Weighted
		Average
		Remaining
		Contractual
	Number of	Life	Aggregate
	Units	(Years)	Intrinsic Value
Outstanding at December 31, 2008	142,846
Granted	295,285
Exercised	(19,639)
Forfeited	(5,357)
Expired	—

Outstanding at December 31, 2009	413,135	9.25	$14,653,898

Exercisable at December 31, 2009	—	—	$—

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
The aggregate intrinsic value at December 31, 2009 noted in the table above represents the quoted market value of our common stock, which commenced trading on NASDAQ in February 2009, multiplied by the number of RSU’s outstanding.
At December 31, 2009, 152,135 of the 413,135 RSU’s outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.
The total intrinsic value of RSU’s exercised during the year ended December 31, 2009 was approximately $512,000. There were no RSU’s exercised during the years ended December 31, 2008 and 2007.
The fair value of each RSU award equals the quoted market value of our common stock on the date of grant. The weighted average grant date fair value per share of RSU’s granted during the years ended December 31, 2009, 2008 and 2007 was $27.21, $14.40 and $23.14, respectively.
At December 31, 2009, we had approximately $6.6 million of unrecognized compensation cost related to non-vested RSU awards, including awards not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.5 years.
Note 10. Income Taxes
At December 31, 2009 and 2008, we had gross deferred tax assets in excess of deferred tax liabilities of $32.8 million and $26.4 million, respectively. We determined that it is not “more likely than not” that such assets will be realized, and as such have applied a valuation allowance of $32.8 million and $26.4 million as of December 31, 2009 and 2008, respectively. We evaluate our ability to realize our deferred tax assets each period and adjust the amount of our valuation allowance, if necessary. If there is an ownership change, as defined under Internal Revenue Code Section 382, the use of operating loss and credit carry-forwards may be subject to limitation on use. We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve.
FASB ASC 740 — Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits and length of carry-back and carry-forward periods. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. We have applied a 100% valuation allowance against our net deferred tax assets as of December 31, 2009 and 2008.
The United States and foreign components of loss before income taxes were as follows:

	Years Ended December 31,
	2009	2008	2007
United States	$(20,204,552)	$(24,679,024)	$(17,354,330)
Non-U.S.	(704,306)	915,403	(4,584,669)

	$(20,908,858)	$(23,763,621)	$(21,938,999)

The effective tax rate of 0% differs from the statutory United States federal income tax rate of 35% for all periods presented due primarily to the valuation allowance. The valuation allowance has increased by approximately $6.4 million, $8.8 million and $7.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
The primary components of net deferred tax assets are as follows:

	At December 31,
	2009	2008

Net operating loss and other	$32,834,964	$26,418,604

Total deferred tax assets	32,834,964	26,418,604
Valuation allowance	(32,834,964)	(26,418,604)

Net deferred tax assets	$—	$—

At December 31, 2009, we had net operating loss carryforwards of approximately $84.3 million for U.S. federal income tax purposes and $7.6 million for non-U.S. (primarily Australia) income tax purposes. Non-U.S. losses have an unlimited carry forward period and the U.S. operating losses expire as follows:

	Year
Year of Expiration	Generated	U.S. Losses	Foreign Losses
Unlimited	2006	—	$(3,560,528)
Unlimited	2007	—	(3,324,315)
Unlimited	2009		(704,306)
2025	2005	(9,415,763)	—
2026	2006	(13,460,082)	—
2027	2007	(17,344,349)	—
2028	2008	(23,928,792)	—
2029	2009	(20,123,925)	—

		$(84,272,911)	$(7,589,149)

Uncertain tax positions
At January 1, 2007, we adopted the provisions of FASB ASC 740 regarding uncertain tax positions. At the adoption date, we evaluated all tax positions for which the statute of limitations remained open. No liabilities for resulting unrecognized tax benefits were identified in connection with the implementation of the provisions of FASB ASC 740 regarding uncertain tax positions. The amount of unrecognized tax benefits as of December 31, 2009 and December 31, 2008 was $0. There have been no material changes in unrecognized tax benefits through December 31, 2009. The fiscal years 2005 through 2009 are considered open tax years in state, federal and Australian tax jurisdictions. We currently do not have any audit investigations in any jurisdiction.
Note 11. Net Loss Per Common Share
Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share adjusts basic loss per share for the dilutive effects of convertible securities, options and other potentially dilutive instruments only in the periods in which such effect is dilutive. Due to our net loss for all periods presented, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. The following instruments have been excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.

Common shares issuable upon:	2009	2008	2007
Exercise of share-based awards	933,970	841,220	766,563
Conversion of convertible note	—	—	43,005

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
As discussed in Note 8, on January 27, 2010, we conducted a public offering of approximately 1.5 million shares of our common stock. On January 29, 2010, the underwriters fully exercised their over-allotment option to purchase an additional 230,595 shares of our common stock.
Note 12. Business Segment, Geographic Areas and Major Customers
For financial reporting purposes, we have one reportable segment which includes the design, manufacture and marketing of medical devices for the treatment of advanced heart failure. Products are sold to customers located in the United States through our clinical trial and as commercial products to customers in Europe and under special access in Australia. Long-lived assets are primarily held in the United States.
Product sales by geographic location are as follows:

	Years Ended
	December 31,
(In thousands)	2009	2008
Domestic	$9,967	$332
International	14,205	—

	$24,172	$332

For the year ended December 31, 2009, two customers exceeded 10% of product sales individually and accounted for approximately 22% of product sales in the aggregate. For the year ended December 31, 2008, two customers accounted for all product sales. The concentration of customers is a result of our recent commencement of commercialization efforts in Europe and the limitation of enrollment in the United States due to our clinical trial status. Therefore, sales are presently concentrated among a few commercial customers and large clinical sites. As additional customers are acquired outside of the United States, further trials are started in the United States and additional sites and patients are enrolled in our clinical trials, the concentration of customers and relative sales volumes by geographic location will change.
Note 13. Commitments and Contingencies
The following contingent liabilities resulting from the 2003 acquisition by HeartWare, Inc. of a business that previously held our technology existed as of December 31, 2009:
•	a milestone payment of $1,250,000 due within 6 months of the date when the first circulatory assist device is approved for sale in the United States, provided that we have at least $25,000,000 in cash on hand and, if we do not have $25,000,000 at that time, then the payment is deferred until such time that we have $25,000,000 in cash on hand; and
•	a special payment of up to $500,000 upon a sale of HeartWare, Inc. if such sale generates proceeds in excess of the aggregate liquidation preferences of all of HeartWare, Inc.’s then outstanding preferred stock.
The Company will record the effect of these payment obligations when and if these events occur.
During 2009, we paid $750,000 as a result of our receipt of approval to sell our first circulatory assist device in Europe. This represented the first milestone payment resulting from the acquisition noted above and is included in research and development expense.
At December 31, 2009, we had purchase order commitments of approximately $12.7 million related to product costs and property, plant and equipment purchases. Many of our materials and supplies require long lead times and as such purchase order commitments reflect materials that may be received up to one year from the date of order.
In addition to the above, we have entered into employment agreements with all of our executive officers, including the Chief Executive Officer and the Chief Financial Officer who is also the Chief Operating Officer. These contracts do not have a fixed term and are constructed on an “at will” basis. Some of these contracts provide executives with the right to receive certain additional payments and benefits if their employment is terminated after a change in control of the Company or in certain other circumstances, as defined in such agreements.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
From time to time we may be involved in litigation arising out of claims in the normal course of business.  Except as set forth below, and based on the information presently available, management believes that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain and adverse outcomes are possible.
The Company received a letter from Abiomed, Inc. in September 2009 in which Abiomed suggested that HeartWare “may be interested in licensing Abiomed’s technology” as it relates to an Abiomed patent concerning bearingless blood pumps.  Further,  in a subsequent letter received in February 2010, it was stated that Abiomed was “concerned that HeartWare’s left ventricular assist rotary blood pump infringes one or more claims” of an Abiomed patent.  The patent referenced by these letters relates to technology that is potentially material to our business and any litigation in this regard, irrespective of the outcome, may have a material adverse effect on our financial position, liquidity or results of operations.  We have had discussions with Abiomed regarding this patent and we believe that the HeartWare System does not infringe this patent although there can be no certainty that litigation will not arise in relation to this matter or, if it does arise, whether or not it will be determined in a manner which is favorable to the Company.  As at the date of this report, the Company is not able to determine the amount, if any, of any costs or damages that could be associated with any such litigation.
Note 14. Guarantees
On December 16, 2008, we entered into a Deed of Cross Guarantee (the “Deed”) by and among the Group’s entities; HeartWare International, Inc., HeartWare Pty. Limited (formerly HeartWare Limited) and HeartWare Inc., whereby the companies have agreed to cross-guarantee each other’s liabilities. The Deed was established as a condition to obtaining financial reporting relief under ASIC Class Order 98/1418 which provides relief for us from the requirement to prepare and lodge audited accounts for HeartWare Pty. Limited in Australia. HeartWare International, Inc. is the holding entity, HeartWare, Inc. is the alternative Trustee and HeartWare Pty. Limited is a member of the Closed Group for purposes of the Class Order.
Note 15. Retirement Savings Plan
We have established a 401(k) plan in which substantially all of our employees are eligible to participate. Contributions made by employees are limited to the maximum allowable for U.S. federal income tax purposes. We have not made any contributions to the plan during any of the periods presented.
Note 16. Quarterly Financial Information (Unaudited)
The following table presents selected quarterly financial information for the periods indicated. This information has been derived from our unaudited quarterly consolidated financial statements, which in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The quarterly per share data presented below was calculated separately and may not sum to the annual figures presented in the consolidated financial statements. These operating results are also not necessarily indicative of results for any future period.

	Three Months Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
2009
Revenues, net	$1,478	$2,968	$7,506	$12,220
Gross profit	759	1,389	3,403	5,410
Net loss	(6,233)	(6,891)	(5,874)	(1,911)
Net loss per common share — basic and diluted	$(0.70)	$(0.78)	$(0.60)	$(0.17)
Weighted average shares outstanding — basic and diluted	8,867	8,876	9,716	11,369

2008
Revenues, net	$—	$—	$88	$244
Gross profit	—	—	88	166
Net loss	(6,840)	(8,096)	(4,902)	(3,926)
Net loss per common share — basic and diluted	$(0.96)	$(1.14)	$(0.57)	$(0.44)
Weighted average shares outstanding — basic and diluted	7,089	7,089	8,655	8,867

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Significant amounts in per quarter information listed above include:
•	$750,000 related to the commitment discussed in Note 13 above and approximately $693,000 of foreign currency exchange gains arising from the appreciation in value of our cash holdings, which were denominated in foreign currencies, namely Australian dollars in the quarter ended March 31, 2009.
•	$1.1 million of foreign currency exchange losses arising from the depreciation in value of our cash holdings, which were denominated in foreign currencies, namely Australian dollars, in the quarter ended June 30, 2009.
•	$1.9 million and $2.4 million of expenses related to the proposed acquisition by Thoratec in the quarters ended March 31, 2009 and June 30, 2009, respectively.
•	$2.2 million related to the change in fair value of a derivative instrument in the quarter ended September 30, 2009.
•	$4.6 million related to the net gain on the early extinguishment of debt related to the borrowing and repayment of all amounts under the Thoratec Loan Agreement in the quarter ended December 31, 2009.
•	$3.2 million and $2.5 million of foreign currency exchange gains arising from the appreciation in the value of our cash holdings, which were denominated in foreign currencies, namely Australian dollars, in the quarters ended September 30, 2008 and December 31, 2008, respectively.
Note 17. Subsequent Events
We have evaluated events and transactions that occurred subsequent to December 31, 2009 through February 23, 2010, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures in Notes 8 and 11, we did not identify any events or transactions that should be recognized or disclosed in the accompanying consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on our internal control over financial reporting, which is presented below.

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
HeartWare International, Inc.
We have audited HeartWare International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 23, 2010 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Fort Lauderdale, Florida
February 23, 2010

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Thus, misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Our executive officers and their respective ages are as follows:

Name	Age	Position

Douglas Godshall	45	Managing Director (1), President and Chief Executive Officer
David McIntyre	39	Executive Vice President, Chief Financial Officer and Chief Operating Officer, Company Secretary
Jeffrey LaRose	48	Executive Vice President and Chief Scientific Officer
David Hathaway	62	Chief Medical Officer
Lauren Farrell	42	Vice President, Finance
Ramon Paz	52	Senior Vice President, Quality Assurance
James Schuermann	42	Senior Vice President, Sales and Marketing

(1)	The term “Managing Director” with respect to Mr. Godshall is a job title given to him by the Company.
Biographical Summaries
Douglas Godshall. Mr. Godshall has been President and Chief Executive Officer since September 2006 and became a director in October 2006. Prior to joining HeartWare, Mr. Godshall served in various executive and managerial positions at Boston Scientific Corporation, where he had been employed since 1990, including as a member of Boston Scientific’s Operating Committee and since January 2005, as President, Vascular Surgery. Prior thereto, Mr. Godshall spent 5 years as Vice President, Business Development, at Boston Scientific, where he was focused on acquisition strategies for the cardiology, electrophysiology, neuroradiology and vascular surgery divisions. Mr. Godshall has a Bachelor of Arts in Business from Lafayette College and Masters of Business Administration from Northeastern University in Boston, Massachusetts.
David McIntyre. Mr. McIntyre has been our Chief Financial Officer and Company Secretary since February 2005. In addition, in 2008, Mr. McIntyre assumed the role of Chief Operating Officer. From November 2003 to February 2005, Mr. McIntyre was Chief Financial Officer and General Counsel with Unilife Medical Solutions Limited. Mr. McIntyre was also a senior attorney in private practice specializing in corporate, mergers and acquisitions and capital markets with Baker & McKenzie and KPMG Legal. Mr. McIntyre has also held senior financial reporting roles in multinational companies, among them Coal & Allied Limited, an ASX-listed subsidiary of the Rio Tinto group of companies. Mr. McIntyre holds a Bachelor of Economics (in Accounting) from the University of Sydney (in Australia) as well as a Bachelor of Law from the University of Technology, Sydney (in Australia). He is a Certified Practising Accountant (CPA), is admitted as a Legal Practitioner of the Supreme Court of New South Wales (in Australia) and is a member of the Law Society of New South Wales.
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
Lauren Farrell. Ms. Farrell joined HeartWare in November 2006 as Group Director, Finance and was promoted to Vice President, Finance in August 2008. Reporting to the Chief Financial Officer, Ms. Farrell has overall responsibility for the Company’s accounting and finance activities. Ms. Farrell has over 20 years accounting and finance experience including roles in public accounting, financial management and reporting with private and public companies, and strategic financial and mergers and acquisition consulting. Prior to joining HeartWare, Ms. Farrell was Chief Financial Officer of Ambient Corporation from March 2005 to January 2006. From January 2001 to July 2004, Ms. Farrell served as Vice President at Bingham Strategic Advisors, a strategic consulting firm. Ms. Farrell is a Certified Public Accountant and holds a Bachelors of Science in Accounting and a Masters of Business Administration from Bentley College.
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
The other information required by this Item 10 is included in our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009 (the “2010 Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this Item 11 is included in our 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is included in our 2010 Proxy Statement and is incorporated herein by reference.
Australian Disclosure Requirements
In addition to our primary listing on NASDAQ, we are also listed for quotation on the Australian Securities Exchange (“ASX”) and trade under the symbol “HIN”. As part of our ASX listing, we are required to comply with various disclosure requirements as set out under the ASX Listing Rules. The following information is intended to comply with the ASX Listing Rules and is not intended to fulfill information required by Part III of this Annual Report on Form 10-K.

Substantial Shareholders
The number of CHESS Depositary Instruments (“CDIs”) held by the substantial shareholders should their stockholdings be converted from common stock into CDIs together with their associated interests are set out below:

	Number of	Percentage
	Ordinary CDIs	%

Apple Tree Partners	93,588,670	19.7
Mr. Muneer A. Satter	48,405,155	10.1
FMR LLC and FIL Limited	40,303,130	8.5
Adage Capital Partners, L.P.	34,670,195	7.3
Shareholder Information as at 5 February 2010.
Distribution of equity security holders

	CDIs		Options (unlisted)
	Number of	Number of	Number of	Number of
	holders	CDIs	holders	options
1 – 1,000	101	73,414	—	—
1,001 – 5,000	201	646,161	—	—
5,001 – 10,000	175	1,520,141	9	89,775
10,001 – 100,000	300	10,578,011	34	1,600,025
100,001 – and over	77	85,156,863	43	30,617,090

	854	97,974,590	86	32,306,890

The number of shareholders holding less than a marketable parcel was 14.

		Number of	% of CDIs
No.	Holder	CDIs held	Outstanding
1.	J P Morgan Nominees Australia Limited	18,993,337	19.39
2.	HSBC Custody Nominees (Australia) Limited	13,765,151	14.05
3.	Phillip Asset Management Ltd. <IB AUS Bioscience Fund I A/C>	8,119,625	8.29
4.	National Nominees Limited	6,067,152	6.19
5.	Warman Investments Pty. Ltd.	4,749,990	4.85
6.	Citicorp Nominees Pty. Limited	2,601,192	2.65
7.	Mr. Matthew Rosenthal	2,247,945	2.29
8.	Mr. Robert Thomas and Mrs. Kyrenia Thomas <Rob Thomas Super Fund A/C>	2,147,950	2.19
9.	Mr. Seth Harrison <Apple Tree Partner I LP A/C>	1,999,970	2.04
10.	Warman Investments Pty. Ltd.	1,649,970	1.68
11.	Nickeli Holdings Pty. Limited <Wade Family S/Fund A/C>	1,451,310	1.48
12.	Mr. Peter Vial and Mrs. Amanda Vial <Vial Super Fund A/C>	1,210,853	1.24
13.	Moore Family Nominee Pty. Ltd. <Moore Family Super Fund A/C>	1,199,975	1.22
14.	National Australia Trustees Limited <Hayberry Investments P/L A/C>	1,097,538	1.12
15.	ANZ Nominees Limited <Cash Income A/C>	1,090,308	1.11
16.	MAN Holdings Pty. Limited <Nelson Hybrid A/C>	816,655	0.83
17.	Mr. Stan Siejka	814,800	0.83
18.	PBC Investments Pty. Limited <PBC Super Fund A/C>	799,995	0.82
19.	Viking Management Services Pty. Ltd. <VHK Superannuation Fund A/C>	727,265	0.74
20.	Mrs. Kyrenia Thomas	599,970	0.61
Total CDIs held by top 20 shareholders		72,150,951	73.64
Total CDIs held by all other shareholders		25,823,639	26.36

Options Unlisted
The Company has 923,054 options to purchase shares of common stock on issue under the 2008 Stock Incentive Plan, the Employee Share Option Plan, the Restricted Stock Unit Plan and outside of any formal plan. These options are held by 86 individuals.
Voting Rights
HeartWare International’s by-laws provide that each stockholder has one vote for every share of common stock entitled to vote held of record by such stockholder and a proportionate vote for each fractional share of stock entitled to vote so held, unless otherwise provided by Delaware General Corporation Law or in the certificate of incorporation.
If holders of CDIs wish to attend HeartWare International general meetings, they will be able to do so. Under the ASX Listing Rules, HeartWare International, as an issuer of CDIs, must allow CDI holders to attend any meeting of the holders of the underlying securities unless relevant U.S. law at the time of the meeting prevents CDI holders from attending those meetings.
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
Holders of options are not entitled to vote.
Required Statements
The Company makes the following disclosures:
(a)	There is no current on-market buy-back of the Company’s securities.
(b)	HeartWare International, Inc. was incorporated in the state of Delaware in the United States of America.
(c)	The Company is not subject to Chapters 6, 6A, 6B or 6C of the Corporations Act dealing with the acquisitions of shares (ie, substantial shareholdings and takeovers).
(d)	Under the Delaware General Corporation Law, shares are generally freely transferable subject to restrictions imposed by U.S. federal or state securities laws, by the certificate of incorporation or by-laws of the Company or by an agreement signed with the holders of the shares at issue. The Company’s certificate of incorporation and by-laws do not impose any specific restrictions on transfer.

General Information
The name of the Company Secretary is Mr. David John McIntyre.
The address of the principal registered office in Australia is Level 38, 201 Elizabeth Street, Sydney NSW 2000, telephone (02) 8078 6164.
Registers of securities are held at Computershare Investor Services Pty. Limited, Level 3, 60 Carrington Street, SYDNEY NSW 2000, Investor Enquiries: 1300 855 080.
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
The Board of Directors is pleased to confirm that the Company’s corporate governance framework is generally consistent with the Australian Securities Exchange’s (“ASX”) Corporate Governance Council’s “Corporate Governance Principles and Recommendations (2nd Edition)” (“ASX Governance Recommendations”), other than as set out below. To this end, the Company provides below a review of its governance framework using the same numbering as adopted for the Principles as set out in the ASX Governance Recommendations.
Copies of the Company’s codes and policies may be downloaded from the corporate governance section of the HeartWare website (www.heartware.com).
It should be noted that the Company redomiciled to the United States in November 2008 and listed on NASDAQ in late February 2009. As a result and to meet NASDAQ listing requirements, the policies and practices adopted by the Company are predominantly “U.S.-focused”.
Principle 1 — Lay solid foundations for management and oversight
Recommendation 1.1 — Establish the functions reserved to the Board of Directors and those delegated to senior executives and disclose those functions
The primary responsibility of:
(a)	the Board of Directors is to provide effective governance over the business and affairs of HeartWare and its controlled entities (“the HeartWare Group”) so that the interests of all stakeholders are protected; and
(b)	the Chief Executive Officer is to oversee the day-to-day performance of the HeartWare Group (pursuant to Board delegated powers).
The Board’s responsibilities are recognized and documented on an aggregated basis via the Charter of the Board of Directors and via Letters of Appointment for each individual director. A copy of the Charter of the Board of Directors is available on the corporate governance section of the Company’s website.
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
Recommendation 1.2 — Disclose the process for evaluating the performance of senior executives
Amendment No. 1 to the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission included extensive discussions in relation to the mechanics concerning the evaluation of performance of the Company’s senior executives, including relevant benchmarking activities. Information regarding executive compensation for the year ended 31 December 2009, as required by Item 11, is incorporated by reference to the applicable information in our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation,” or is to be included in Item 11 of an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.
Recommendation 1.3 — Disclosure of information under Principle 1of the ASX Governance Recommendations
Reporting Requirement
The Company fully complied with Recommendation 1.1 to 1.3 during the year ended 31 December 2009.
Principle 2 — Structure the Board to add value
Recommendation 2.1 — A majority of the Board of Directors should be independent
Recommendation 2.2 — The Chair should be an independent director
Recommendation 2.3 — The roles of Chairman and Chief Executive Officer should not be exercised by the same individual
The Board of Directors presently comprises eight (8) directors. The eight (8) directors encompass six (6) independent non-executive directors (including the Chairman of the Board), one (1) executive director (being the Chief Executive Officer) and one (1) non-independent, non-executive director (being the Deputy Chairman).
The current composition of the Board and length of tenure of each member of the Board is as follows:

Name	Position	Date Appointed	Tenure*	Independent

Rob Thomas	Non-executive Chairman	26 Nov 2004	5.1 years	Yes

Seth Harrison	Non-executive Deputy Chairman	26 Nov 2004	5.1 years	No

Denis Wade	Non-executive director	15 Dec 2004	5.0 years	Yes

Christine Bennett	Non-executive director	15 Dec 2004	5.0 years	Yes

Bob Stockman	Non-executive director	11 Dec 2006	3.1 years	Yes

Ray Larkin Jr	Non-executive director	3 Oct 2008	1.2 years	Yes

Tim Barberich	Non-executive director	29 Apr 2008	1.7 years	Yes

Doug Godshall	Chief Executive Officer / President / Executive Director	28 Oct 2006	3.2 years	No

*	Calculated as at 31 December 2009.

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
Recommendation 2.4 — The Board should establish a Nomination Committee
The members of the Nominating and Governance Committee are Mr. Barberich, Mr. Larkin (Chair) and Mr. Thomas. A copy of the Nominating and Governance Committee Charter is available on the corporate governance section of the Company’s website. The Nominating and Governance Committee met one time during 2009 with each of Mr. Barberich, Mr. Larkin and Mr. Thomas attending.
Reporting Requirement
The Company fully complied with Recommendation 2.1 to 2.4 during the year ended 31 December 2009.
Recommendation 2.5 — Disclose the process for evaluating the performance of the Board, its committees and individual directors
Reporting Requirement
The Company continues to conduct research and development activities and is at the early-stage of commercialization for its first product. As such, the Company has not undertaken a formal review of the performance of the Board, its committees and individual directors. The Company has not therefore complied with Recommendation 2.5 during the year ended 31 December 2009.
Recommendation 2.6 — Disclosure of information under Principle 2 of the ASX Governance Recommendations
Reporting Requirement
Information regarding Directors, including biographical information, as required by Item 12, is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission, including the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” or is to be included in Item 12 of an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.
To the extent these disclosures are not specifically restated in this Corporate Governance Statement then the Company has not complied with the requirement to include this information within the Corporate Governance Statement.

In all other respects, the Company fully complied with Recommendation 2.6 during the year ended 31 December 2009.
Principle 3 — Promote ethical and responsible decision-making
Recommendation 3.1 — Establish a Code of Conduct and disclose it
The Company has adopted a Code of Business Conduct and Ethics, a copy of which is available on the corporate governance section of the Company’s website.
Recommendation 3.2 — Establish a policy concerning trading in Company securities by directors, senior executives and employees and disclose it
The Company has adopted a Securities Trading Policy, a copy of which is available on the corporate governance section of the Company’s website.
Recommendation 3.3 — Disclosure of information under Principle 3 of the ASX Governance Recommendations
Reporting Requirement
The Company fully complied with Recommendation 3.1 to 3.3 during the year ended 31 December 2009.
Principle 4 — Safeguard integrity in financial reporting
Recommendation 4.1 — The Board should establish an Audit Committee
Recommendation 4.2 — The Audit Committee should: (a) consist of non-executive directors only; (b) consist of a majority of independent directors; (c) be chaired by an independent chair who is not chair of the Board; and (d) have at least three members
Recommendation 4.3 — The Audit Committee should have a formal charter
The members of the Audit Committee are Dr. Bennett, Mr. Stockman (Chair), Mr. Thomas and Dr. Wade. The Audit Committee met four times during 2009 with each of Dr. Bennett, Mr. Stockman (Chair), Mr. Thomas and Dr. Wade attending on all occasions.
A copy of the Audit Committee Charter is available on the corporate governance section of the Company’s website.
Reporting Requirement
The Company fully complied with Recommendation 4.1 to 4.3 during the year ended 31 December 2009.
Recommendation 4.4 — Disclosure of information under Principle 4 of the ASX Governance Recommendations
Reporting Requirement
Elsewhere in this Annual Report on Form 10-K, or included by reference herein, the Company has disclosed information regarding the skills, experience and expertise of directors, including audit committee members, in accordance with U.S. disclosure requirements. To the extent these disclosures are not specifically restated within in this Corporate Governance Statement then the Company has not complied with the requirement to include this information within the Corporate Governance Statement.
In Item 9A of this Annual Report on Form 10-K, we have disclosed information regarding the Company’s Controls and Procedures, including management’s evaluation of the effectiveness of our disclosure controls and procedures and management’s evaluation of the effectiveness of our internal control over financial reporting. To the extent these disclosures are not specifically restated within in this Corporate Governance Statement then the Company has not complied with the requirement to include this information within the Corporate Governance Statement.

Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on our internal control over financial reporting, which is included in Item 9A of this Annual Report on Form 10-K.
The Company has not disclosed its policy for selection and appointment of the Company’s external auditor or for the rotation of external audit engagement partners.
In all other respects, the Company fully complied with Recommendation 4.4 during the year ended 31 December 2009.
Principle 5 — Make timely and balanced disclosure
Recommendation 5.1 — Establish written policies designed to ensure compliance with ASX Listing Rule disclosure requirements and to ensure accountability at a senior executive level for that compliance and disclose those policies
Recommendation 5.2 — Disclosure of information under Principle 5 of the ASX Governance Recommendations
HeartWare is committed to providing timely and balanced disclosure to the market and, in consequence, to meeting its continuous disclosure requirements. The Company adopted a Disclosure Committee on 30 October 2009 for the purpose of ensuring significant matters requiring public disclosure are communicated to management and disclosed in a timely manner. The Disclosure Committee met one time during the year ended 31 December 2009.
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
Reporting Requirement
The Company fully complied with Recommendation 5.1 and 5.2 during the year ended 31 December 2009.
Principle 6 — Respect the rights of shareholders
Recommendation 6.1 — Design a communications policy for promoting effective communication with shareholders and encourage their participation at general meetings and disclose those policies
Recommendation 6.2 — Disclosure of information under Principle 6 of the ASX Governance Recommendations
The Company has implemented a number of measures so as to facilitate what it believes to be the effective and efficient exercise of the rights of shareholders. The Company communicates information to shareholders through a range of media including annual reports, newsletters, public (ASX) announcements and via the Company’s website. Key financial information and stock performance are also available on the Company’s website. Shareholders can raise questions with the Company by contacting the Company via telephone, facsimile, post or email, with relevant contact details being available on the Company’s website.
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
Reporting requirement
The Company fully complied with Recommendation 6.1 and 6.2 for the year ended 31 December 2009.

Principle 7 — Recognise and manage risk
Recommendation 7.1 — Establish policies for the oversight and management of material business risks and disclose it
The risks that the Company faces are continually changing in line with the development of the Company. The primary risks faced by the Company during 2009 included liquidity or funding risk, operational risks associated with the manufacture of an implantable medical device, ongoing risks of the Company’s human clinical trials and achieving relevant regulatory hurdles which will unlock key markets for the Company’s products together with growing revenue and inventory management.
The above is set in an environment where the Company must actively manage fundamental risks such as the integrity of the Company’s intellectual property portfolio, disaster management, exchange rate risk and the risk of losing key management personnel.
In simple terms, risk is inherent in all activities undertaken by HeartWare. Unfortunately, many of these risks are beyond the control of the Company and, as such, it is important that risk be mitigated on a continuous basis, particularly if the Company is to preserve shareholder value.
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
Reporting requirement
The Company fully complied with Recommendation 7.1 for the year ended 31 December 2009.
Recommendation 7.2 — Require management to design and implement the risk management and internal control system to manage the Company’s material business risks and report to it whether those risks are being managed effectively (and makes disclosures therein); Disclose that management has reported to the Board as to the effectiveness of the Company’s management of its material business risks
Management provides the Board with frequent (i.e. generally monthly) updates on the state of the Company’s business, including the risks that the Company faces from time-to-time. This update includes up-to-date financial information, operational activity, clinical status and competitor updates. These updates are founded on internal communications that are fostered internally through weekly management meetings and other internal communications. These processes operate in addition to the Company’s Quality System, complaint handling processes, employee policies and standard operating procedures.
In addition, the Board of Directors holds regular meetings at the Company’s facility in Miami Lakes for the purposes of discussing and reviewing operational developments.
The Company fully complied with Recommendation 7.2 for the year ended 31 December 2009.
Recommendation 7.3 — Disclose whether the Board has received assurance from the Chief Executive Officer and the Chief Financial Officer that the declaration under Section 295A of the Corporations Act is founded on a sound system of risk management and internal control and is operating effectively in all material respects in relation to financial reporting risks

Reporting requirement
As the Company prepares and files its financial statements under U.S. accounting practices and laws, management is required to provide representations to the Board on a wide range of issues, including in relation to the effectiveness of the Company’s disclosure controls and procedures as well as the design or operation of internal control over financial reporting.
Notwithstanding the above and in consequence of its dual listed status and various waivers granted by the ASX and the Australian Securities and Investments Commission, no declaration is required under Section 295A of the Corporations Act. To this end, shareholders’ attention is drawn to Item 9A. of this Annual Report on Form 10-K and the certifications provided by the Chief Executive Officer and the Chief Financial Officer at the end of the Form 10-K. As stated above, Item 9A of this Annual Report on Form 10-K discloses information regarding the Company’s controls and procedures, including management’s evaluation of the effectiveness of our disclosure controls and procedures and management’s evaluation of the effectiveness of our internal control over financial reporting.
For the reasons stated above, the Company has not complied with Recommendation 7.3 for the year ended 31 December 2009.
Recommendation 7.4 — Disclosure of information under Principle 7of the ASX Governance Recommendations
Reporting requirement
Except as disclosed above, the Company believes that the aforementioned reporting meets, or otherwise exceeds, the requirements of Recommendation 7.2 to 7.4 for the year ended 31 December 2009.
Principle 8 — Remunerate fairly and responsibly
Recommendation 8.1 — Establish a Remuneration Committee
The members of the Compensation Committee are Mr. Barberich (Chair), Mr. Thomas, Dr. Bennett and Dr. Wade. A copy of the Compensation Committee Charter is available on the corporate governance section of the Company’s website. The Compensation Committee met three times during 2009 with each of Mr. Barberich, Mr. Thomas, Dr. Bennett and Dr. Wade attending on all occasions.
Recommendation 8.2 — Clearly distinguish the structure of non-executive directors’ remuneration from that of executive directors and senior executives
As noted above in the discussion regarding Recommendation 1.2, Amendment No. 1 to the Company’s 2008 Annual Report and the definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders includes extensive discussions in relation to the mechanics concerning the evaluation of performance of the Company’s senior executives. Information is also included in relation to the Company’s remuneration practices and policies, including its annual performance review process, its external benchmarking review and its meritorious approach to employee performance.
Reporting requirement
As previously disclosed no review or other form of assessment has been undertaken in relation to the non-executive directors.
Recommendation 8.3 — Disclosure of information under Principle 8 of the ASX Governance Recommendations

Reporting requirement
With the exception noted above, the Company complied with Recommendation 8.1 to 8.3 during the year ended 31 December 2009.
This report is made in accordance with a resolution of the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission, including the information set forth under the captions “Certain Relationships and Related Transactions, and Director Independence”, “Policies and Procedures for Review and Approval of Related Party Transactions”, “Corporate Governance” and “Compensation Committee Interlocks and Insider Participation,” or is to be included in Item 13 of an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission, including the information set forth under the captions “Principal Accounting Fees and Services” and “Audit Committee’s Pre-Approval Policy,” or is to be included in Item 14 of an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.

Part IV.

Item 15.	Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statement of Stockholders’ Equity
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

HeartWare International, Inc.
Date: February 23, 2010	By:	/s/ Douglas Godshall
		Name:	Douglas Godshall
		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Godshall Douglas Godshall	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2010

/s/ David McIntyre David McIntyre	Chief Financial Officer, Chief Operating Officer and Secretary (Principal Financial and Accounting Officer)	February 23, 2010

/s/ Robert Thomas Robert Thomas	Chairman and Director	February 23, 2010

/s/ Seth Harrison Seth Harrison	Director	February 23, 2010

/s/ Christine Bennett Christine Bennett	Director	February 23, 2010

/s/ Denis Wade Denis Wade	Director	February 23, 2010

/s/ Robert Stockman Robert Stockman	Director	February 23, 2010

/s/ Timothy J. Barberich Timothy J. Barberich	Director	February 23, 2010

/s/ C. Raymond Larkin, Jr. C. Raymond Larkin, Jr.	Director	February 23, 2010

Exhibit Index

Exhibit No.	Description

2.1	Implementation Agreement, dated as of August 5, 2008, between HeartWare International, Inc. and HeartWare Limited. (13)

2.2	Agreement and Plan of Merger, dated as of February 12, 2009, among HeartWare International, Inc., Thoratec Corporation, Thomas Merger Sub I, Inc. and Thomas Merger Sub II, Inc. (14)

3.1	Certificate of Incorporation of HeartWare International, Inc.(4)

3.2	Bylaws of HeartWare International, Inc. (4)

10.01	Securities Exchange Agreement between Apple Tree Partners I, L.P., Anthony Low-Beer, Edward Nerssissian, Garrett and Carol Thunen, HeartWare, Inc. and HeartWare Limited dated December 13, 2004 (1)

10.02	Lease Agreement, dated as of April 17, 2008, between JDRP Associates No. 1, Ltd. and HeartWare, Inc. (10)

10.03
Form of Securities Purchase Agreement between HeartWare International and the selling stockholders (the Company entered into separate Securities Purchase Agreements with the investors in substantially the same form set forth in Exhibit 10.03) (18)

10.04	Amended and Restated Employment Agreement, dated as of December 16, 2009, by and between HeartWare International, Inc. and Douglas Godshall (11) +

10.05	Amended and Restated Employment Agreement, dated as of December 16, 2009, by and between HeartWare International, Inc and David McIntyre * +

10.06	Amended and Restated Employment Agreement, dated as of December 16, 2009, by and between HeartWare International, Inc. and Jeffrey LaRose * +

10.07	Employment Agreement, dated as of December 5, 2008, between HeartWare International, Inc. and James Schuermann (5) +

10.08	Employment Agreement, dated as of December 5, 2008, between HeartWare International, Inc. and Ramon Paz (5) +

10.09	Employment Agreement, dated as of December 5, 2008 between HeartWare Inc. and David R. Hathaway, M.D. (12) +

10.10	Production Services Agreement, dated August 17, 2006, between Minnetronix, Inc. and HeartWare, Inc. (2)

10.11	Servicing Agreement, dated August 17, 2006, between Minnetronix, Inc. and HeartWare, Inc. (1)

10.12	Sustaining Services and Clinical Support Agreement, dated August 17, 2006, between Minnetronix, Inc. and HeartWare, Inc. (1)

10.13	Form of Deed of Indemnity, Access and Insurance Agreement for directors and executive officers (1) +

10.14	Letter of Appointment as a Director of the Company dated December 1, 2006 between HeartWare Limited and Robert Stockman (1) +

10.15	Letter of Appointment as a Director of the Company dated December 15, 2004 between HeartWare Limited and Robert Thomas (1) +

10.16	Letter of Appointment as a Director of the Company dated December 15, 2004 between HeartWare Limited and Christine Bennett (1) +

10.17	Letter of Appointment as a Director of the Company dated December 15, 2004 between HeartWare Limited and Denis Wade (1) +

10.18	Letter of Appointment as a Director of the Company dated September 3, 2008 between HeartWare International, Inc. and Ray Larkin (15) +

10.19	Letter of Appointment as a Director of the Company dated April 16, 2008 between HeartWare International, Inc. and Timothy J. Barberich (16) +

10.20	HeartWare Limited Employee Share Option Plan Rules (1) +

10.21	HeartWare Limited Share Performance Rights Plan — Plan Rules (3) +

10.22	HeartWare International, Inc. 2008 Stock Incentive Plan (6)

10.23	HeartWare International, Inc. Employee Stock Option Plan (7)

Exhibit No.	Description

10.24	HeartWare International, Inc. Restricted Stock Unit Plan (8)

10.25	Form of HeartWare International, Inc. Incentive Option Terms (9)

10.26	Business Lease, dated December 27, 2006, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC (17)

10.27	First Amendment to Business Lease, dated August 19, 2008, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC*

10.28	Loan Agreement, dated as of February 12, 2009, among HeartWare International, Inc., the Guarantors thereto and Thoratec Corporation (14)

10.29	Investor’s Rights Agreement, dated as of February 12, 2009, between HeartWare International, Inc. and Thoratec Corporation (14)

21.1	List of Subsidiaries *

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Chief Executive Officer *

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Chief Financial Officer *

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer **

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer **

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Registration Statement on Form 10 (File No. 000-52595) filed with the Securities and Exchange Commission on April 30, 2007.

(2)	Incorporated by reference to Exhibit 10.22 filed with Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 000-52595) filed with the Securities and Exchange Commission on July 13, 2007.

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-147506) filed with the Securities and Exchange Commission on November 19, 2007.

(4)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.

(5)	Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2008.

(6)	Incorporated by reference to Appendix 12 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.

(7)	Incorporated by reference to Appendix 9 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.

(8)	Incorporated by reference to Appendix 10 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.

(9)	Incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-155359) filed with the Securities and Exchange Commission on November 13, 2008.

(10)	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009.

(12)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.

(13)	Incorporated by reference to Appendix 1 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.

(14)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009.

(15)	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.

(16)	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.

(17)	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2009.

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement.