Form 10-Q
period 2010-06-30
HeartWare International, Inc.
filed 2010-08-06
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 30, 2010

Common Stock, $0.001 Par Value Per Share	13,726,171

References
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to:
•	“HeartWare,” “the Company,” “HeartWare Group,” “we,” “us” and “our” refer to HeartWare International, Inc. and its consolidated subsidiaries, HeartWare Pty. Limited, HeartWare, Inc., HeartWare GmbH and HeartWare (UK) Limited.
•	“HeartWare International, Inc.” refers to HeartWare International, Inc., a Delaware corporation incorporated on July 29, 2008.
•	“HeartWare Pty. Limited” refers to HeartWare Pty. Limited (formerly known as HeartWare Limited), an Australian proprietary corporation originally incorporated on November 26, 2004.
•	“HeartWare, Inc.” refers to HeartWare, Inc., a Delaware corporation incorporated on April 3, 2003. HeartWare, Inc. was acquired by HeartWare Pty. Limited on January 24, 2005.
•	HeartWare GmbH refers to HeartWare GmbH, a German corporation established on February 19, 2010.
•	HeartWare (UK) Limited refers to HeartWare (UK) Limited, a limited liability corporation established in the United Kingdom on February 19, 2010.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation our expectations with respect to regulatory submissions and approvals, the progress of clinical trials, the commercial success of our products, possible litigation and expected expense and investment trends. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 23, 2010, and those described from time to time in our future reports filed with the SEC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$83,325,971	$50,834,714
Short-term investments, net	16,432,420	—
Accounts receivable, net	7,532,860	11,384,647
Inventories, net	15,628,388	8,870,903
Prepaid expenses and other current assets	2,049,533	1,663,157

Total current assets	124,969,172	72,753,421

Property, plant and equipment, net	5,619,577	3,719,415
Other intangible assets, net	1,427,465	1,191,917
Restricted cash	288,429	288,429

Total assets	$132,304,643	$77,953,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,471,294	$3,122,131
Accrued expenses and other current liabilities	5,192,710	3,848,086

Total current liabilities	8,664,004	6,970,217

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock — $.001 par value; 25,000,000 shares authorized; 13,726,171 and 11,786,173 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	13,726	11,786
Additional paid-in capital	243,988,289	176,698,329
Accumulated deficit	(112,398,009)	(97,871,645)
Accumulated other comprehensive loss	(7,963,367)	(7,855,505)

Total stockholders’ equity	123,640,639	70,982,965

Total liabilities and stockholders’ equity	$132,304,643	$77,953,182

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues, net	$9,757,078	$2,968,447	$20,460,198	$4,446,243
Cost of revenues	4,293,348	1,579,421	9,973,890	2,297,729

Gross profit	5,463,730	1,389,026	10,486,308	2,148,514

Operating expenses:

Selling, general and administrative	7,688,379	4,372,200	12,244,801	8,571,863
Research and development	7,511,201	2,858,514	12,266,879	6,348,294

Total operating expenses	15,199,580	7,230,714	24,511,680	14,920,157

Loss from operations	(9,735,850)	(5,841,688)	(14,025,372)	(12,771,643)

Other income (expense):

Foreign exchange loss	(406,486)	(1,060,206)	(773,500)	(367,658)
Interest expense	(971)	—	(971)	—
Interest income, net	161,258	11,793	273,479	18,549
Other, net	—	(655)	—	(2,687)

Loss before income taxes	(9,982,049)	(6,890,756)	(14,526,364)	(13,123,439)
Provision for income taxes	—	—	—	—

Net loss	$(9,982,049)	$(6,890,756)	$(14,526,364)	$(13,123,439)

Net loss per common share — basic and diluted	$(0.73)	$(0.78)	$(1.09)	$(1.48)

Weighted average shares outstanding — basic and diluted	13,682,734	8,876,398	13,322,531	8,871,685

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(9,982,049)	$(6,890,756)	$(14,526,364)	$(13,123,439)
Foreign currency translation adjustments	(139,455)	1,340,919	(62,738)	754,359
Unrealized loss on short-term investments	(21,332)	—	(45,124)	—

Comprehensive loss	$(10,142,836)	$(5,549,837)	$(14,634,226)	$(12,369,080)

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Shares		Paid-In	Accumulated	Comprehensive
	Issued	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2009	11,786,173	$11,786	$176,698,329	$(97,871,645)	$(7,855,505)	$70,982,965

Issuance of common stock pursuant to public offering, net of offering costs	1,767,900	1,768	58,487,069	—	—	58,488,837

Issuance of common stock pursuant to share-based awards	172,098	172	2,803,929	—	—	2,804,101

Share-based compensation expense	—	—	5,998,962	—	—	5,998,962

Net loss	—	—	—	(14,526,364)	—	(14,526,364)

Accumulated other comprehensive loss:

Foreign currency translation adjustment	—	—	—	—	(62,738)	(62,738)

Unrealized loss on short-term investments	—	—	—	—	(45,124)	(45,124)

Balance, June 30, 2010	13,726,171	$13,726	$243,988,289	$(112,398,009)	$(7,963,367)	$123,640,639

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,526,364)	$(13,123,439)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	580,536	421,816
Amortization	47,862	34,785
Share-based compensation expense	5,998,962	500,600
Other non-cash expenses	452,054	2,687
Change in operating assets and liabilities:
Accounts receivable	3,528,615	(2,330,059)
Inventories	(6,757,485)	(4,845,398)
Prepaid expenses and other current assets	(389,974)	47,602
Accounts payable	356,854	2,451,256
Accrued expenses and other current liabilities	1,430,473	1,745,068

Net cash used in operating activities	(9,278,467)	(15,095,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(16,644,600)	—
Additions to property, plant and equipment	(2,497,481)	(335,531)
Additions to patents	(283,410)	(286,727)

Net cash used in investing activities	(19,425,491)	(622,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	62,760,450	—
Payment of offering costs	(4,359,934)	—
Proceeds from exercise of stock options	2,804,101	112,062

Net cash provided by financing activities	61,204,617	112,062

Effect of exchange rate changes on cash and cash equivalents	(9,402)	727,072

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,491,257	(14,878,206)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	50,834,714	20,803,656

CASH AND CASH EQUIVALENTS — END OF PERIOD	$83,325,971	$5,925,450

The accompanying notes are an integral part of these financial statements

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from our audited financial statements. The condensed consolidated statements of operations for the three and six months ended June 30, 2010 and cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results or operations or cash flows to be expected for any future period or for the year ending December 31, 2010.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.
2. Liquidity
As of June 30, 2010, we had approximately $99.8 million in cash, cash equivalents and short-term investments. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through June 30, 2010. At June 30, 2010, we had an accumulated deficit of approximately $112.4 million.
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
For the remainder of 2010, our cash and cash equivalents are expected to primarily be used to fund our ongoing operations, including expanding our sales and marketing capabilities on a global basis, commencing and conducting a US destination therapy, or DT, clinical study, supporting our continued access protocol US trial for BTT and preparing a pre-market approval submission to the FDA for such trial, purchases of machinery and equipment, continued product development, regulatory and other compliance functions as well as for general working capital. We believe our cash, cash equivalents and investment balances are sufficient to support our planned operations for at least the next twelve months.
3. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of HeartWare International, Inc., and its subsidiaries HeartWare Pty. Limited, HeartWare, Inc., HeartWare (UK) Limited and HeartWare GmbH. All inter-company balances and transactions have been eliminated in consolidation.

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
Receivables
Accounts receivable consists of amounts due from the sale of our HeartWare Ventricular Assist System (the “HeartWare System”) to our customers, which are primarily hospitals and health research institutions. As of June 30, 2010, one customer had an accounts receivable balance representing approximately 22% of our total accounts receivable. As of December 31, 2009, one customer had an accounts receivable balance representing approximately 16% of our total accounts receivable. As of June 30, 2010, we had recorded an allowance for doubtful accounts of approximately $285,000 and there was no allowance for returns. As of December 31, 2009, there was no allowance for doubtful accounts and no allowance for returns.
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
Product Warranty
Certain patient accessories sold with the HeartWare System are covered by a limited warranty ranging from one to two years. Estimated contractual warranty obligations are recorded as an expense when the related revenue is recognized and are included in “Cost of revenues” on our condensed consolidated statements of operations. Factors that affect estimated warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
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
The following table summarizes the change in our warranty reserve for the six months ended June 30, 2010 and 2009:

	Six months ended
	June 30,
	2010	2009
Beginning balance	$99,169	$—
Accrual for warranties	97,362	—
Warranty costs incurred during the period	(47,363)	—

Ending balance	$149,168	$—

Fair Value Measurements
The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments. Short-term investments are considered available-for-sale as of June 30, 2010 and are carried at fair value. See Note 5 “Fair Value Measurements” for more information.
Vendor Concentration
For the three and six months ended June 30, 2010, we purchased approximately 72.8% and 62.2% of our inventory components and supplies from three vendors. In addition, one of the three vendors supplies consulting services and material used in research and development activities. As of June 30, 2010, the amounts due to these vendors totaled approximately $1.3 million.
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
Concentration of credit risk with respect to our trade accounts receivable from our customers is primarily limited to hospitals and health research institutions. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any credit losses.
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
4. Investments
We have cash investment policies that limit investments to investment grade securities. At June 30, 2010, all of our investments were classified as available-for-sale and are carried at fair value. All of our investments had maturity dates of less than twenty-four months and were classified as short-term. Such investments consist of US corporate debt securities.
The amortized cost and fair value of our short-term investments, with gross unrealized gains and losses, at June 30, 2010 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value

US corporate bonds and notes	$16,477,544	$—	$(45,124)	$16,432,420

Total short-term investments	$16,477,544	$—	$(45,124)	$16,432,420

In the three and six month periods ended June 30, 2010 and 2009 we did not have any realized gains or losses on our investments.
5. Fair Value Measurements
FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us as of June 30, 2010 and December 31, 2009. Accordingly, the estimates presented in these condensed consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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
Level 3 — Instruments with primarily unobservable value drivers.
The fair values of our investments at June 30, 2010, based on the level of inputs are summarized below:

		Fair Value Measurements at the Reporting Date Using
	Total	Level 1	Level 2	Level 3

US corporate bonds and notes	$16,432,420	$—	$16,432,420	$—

Total short-term investments	$16,432,420	$—	$16,432,420	$—

The fair value of our US corporate bonds and notes was determined using quoted prices for identical or similar instruments in markets that are not active.
6. Inventories, Net
Components of Inventories, net are as follows:

	June 30,	December 31,
	2010	2009

Raw material	$4,946,647	$2,984,486
Work-in-process	3,269,034	1,497,591
Finished goods	7,412,707	4,388,826

	$15,628,388	$8,870,903

Finished goods inventories includes inventory held on consignment at customer sites of approximately $4.3 million and $3.8 million, at June 30, 2010 and December 31, 2009, respectively.

7. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2010	2009
Machinery and equipment	5 to 7 years	$7,006,060	$5,295,217
Leasehold improvements	3 to 7 years	248,874	210,570
Office equipment, furniture and fixtures	5 to 7 years	311,401	278,587
Purchased software	5 to 7 years	1,182,817	487,388

		8,749,152	6,271,762
Less: accumulated depreciation		(3,129,575)	(2,552,347)

		$5,619,577	$3,719,415

8. Other Intangible Assets, Net
The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization are as follows:

		June 30, 2010		December 31, 2009
	Weighted Average Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortizable Intangible Assets	(Years)	Amount	Amortization	Amount	Amortization
Patents	15	$1,640,055	$(212,590)	$1,356,645	$(164,728)
Amortization expense for the three months ended June 30, 2010 and 2009 was $24,636 and $18,400, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 was $47,862 and $34,785, respectively.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2010	2009
Accrued payroll and other employee costs	$2,435,795	$2,487,066
Accrued material purchases	603,663	370,226
Accrued research and development expenses	1,319,405	344,256
Accrued professional fees	209,415	347,063
Other accrued expenses	624,432	299,475

	$5,192,710	$3,848,086

Accrued payroll and other employee costs include estimated year-end employee bonuses of approximately $1.3 million at June 30, 2010 and $1.7 million of actual costs at December 31, 2009, respectively.
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
In the six months ended June 30, 2010, we issued an aggregate of 104,966 shares of our common stock upon the exercise of stock options and an aggregate of 67,132 shares of our common stock upon the vesting of restricted stock units.
11. Share-Based Compensation
We recognize share-based compensation expense for the portion of awards that are ultimately expected to vest using an accelerated accrual method over the vesting period from the date of grant. We estimate forfeitures at the time of grant. We have applied a forfeiture rate of approximately 12.5% to all unvested share-based awards as of June 30, 2010, which represents the portion that we expect will be forfeited over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Vesting of share-based awards issued with performance-based vesting criteria must be “probable” before we begin recording share-based compensation expense. At each reporting period, we review the likelihood that these awards will vest and if the vesting is deemed probable, we begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.
We allocate share-based compensation expense to cost of revenues, selling, general and administrative expense and research and development expense based on the award holders’ employment function. For the three and six months ended June 30, 2010 and 2009, we recorded share-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenues	$207,270	$63,768	$475,920	$79,655
Selling, general and administrative	3,577,919	81,033	4,479,977	221,250
Research and development	487,306	61,319	1,043,065	199,695

	$4,272,495	$206,120	$5,998,962	$500,600

For the three and six months ended June 30, 2010, we experienced an increase in share-based compensation expense due to an annual grant of equity awards to a large group of our employees in the third quarter of 2009 and the recognition of $1.9 million of share-based compensation expense resulting from an equity award that would have begun vesting in September 2009 but was subject to stockholder approval. Approval was obtained at our annual meeting of stockholders in the second quarter of 2010 resulting in a true-up of share-based compensation expense to coincide with the vesting period.
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

On August 5, 2008, we adopted the HeartWare International, Inc. 2008 Stock Incentive Plan (“2008 SIP”). The 2008 SIP allows for the issuance of share-based awards to employees, directors and consultants. We have issued options and restricted stock units (“RSU’s”) to employees and directors under the 2008 SIP. The plan allows for the issuance of share-based awards representing up to 13% of the prior fiscal year’s weighted average shares outstanding, less share-based awards outstanding under our other equity plans. At June 30, 2010, there were approximately 337,000 shares available for future awards under the 2008 SIP. Future share-based awards will only be made from the 2008 SIP as awards granted under other plans reduce availability under the 2008 SIP.
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
The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions established at that time. The following table includes the assumptions used for options issued in the three and six months ended June 30, 2010. There were no options issued in the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Dividend yield	0%	0%
Expected volatility	60.53%	61.05%
Risk-free interest rate	2.63%	2.81%
Estimated holding period (years)	6.25	6.25
Information related to options granted under all of our plans at June 30, 2010 and activity in the six months then ended is as follows (certain amounts in US$ were converted from AU$ at the then period-end spot rate):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2009	520,835	$27.96
Granted	29,500	45.71
Exercised	(104,966)	26.71
Forfeited	(6,501)	25.39
Expired	(9,563)	36.48

Outstanding at June 30, 2010	429,305	$28.19	7.19	$17,980,100

Exercisable at June 30, 2010	187,885	$29.05	6.24	$7,706,343

The aggregate intrinsic values at June 30, 2010 noted in the table above represent the closing price of our common stock traded on NASDAQ, less the weighted average exercise price at period end multiplied by the number of options outstanding and exercisable.
At June 30, 2010, 36,076 of the 241,420 options outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.
The weighted average grant date fair value per share of options granted in the six months ended June 30, 2010 was $27.08 per share. There were no options granted in the six months ended June 30, 2009.
The total intrinsic value of options exercised in the six months ended June 30, 2010 was approximately $2.8 million. Cash received from options exercised in the six months ended June 30, 2010 was approximately $2.8 million. The total intrinsic value of options exercised in the six months ended June 30, 2009 was approximately $1.1 million. Cash received from options exercised in the six months ended June 30, 2009 was approximately $112,000.
At June 30, 2010, there was approximately $1.7 million of unrecognized compensation cost related to non-vested option awards, including performance-based options not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.3 years.
Restricted Stock Units
RSU’s issued under the plans vest on a pro-rata basis on each anniversary of the issuance date over three or four years or vest in accordance with performance-based criteria. The RSU’s with performance-based vesting criteria vest in tranches contingent upon the achievement of pre-determined corporate milestones. RSU’s with performance-based vesting criteria not vested after five years from the date of grant automatically expire. There is no consideration payable on the vesting or exercise of RSU’s issued under the plans. Upon vesting, the RSU’s are exercised automatically and settled in one share of our common stock.
Information related to RSU’s at June 30, 2010 and activity in the six months then ended is as follows:

		Weighted
		Average
		Remaining
		Contractual
	Number of	Life	Aggregate
	Units	(Years)	Intrinsic Value
Outstanding at December 31, 2009	413,135
Granted	145,000
Vested/Exercised	(67,132)
Forfeited	(5,107)
Expired	—

Outstanding at June 30, 2010	485,896	9.02	$34,046,733

Exercisable at June 30, 2010	—	—	$—

The aggregate intrinsic value at June 30, 2010 noted in the table above represents the closing price of our common stock traded on NASDAQ, multiplied by the number of RSU’s outstanding.
At June 30, 2010, 58,937 of the 485,896 RSU’s outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.
The total intrinsic value of RSU’s vested in the six months ended June 30, 2010 was approximately $2.6 million. There were no RSU’s vested in the six months ended June 30, 2009.

The fair value of each RSU award equals the quoted market value of our common stock on the date of grant. The weighted average grant date fair value per share of RSU’s granted in the six months ended June 30, 2010 was $55.33 per share. There were no RSU’s granted in the six months ended June 30, 2009.
At June 30, 2010, there was approximately $8.4 million of unrecognized compensation cost related to non-vested RSU awards, including awards not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.3 years.
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

	Three and Six Months Ended
	June 30,
	2010	2009
Common shares issuable upon:
Exercise of share-based awards	915,201	765,972
13. Business Segment, Geographic Areas and Major Customers
For financial reporting purposes, we have one reportable segment which designs, manufactures and markets medical devices for the treatment of advanced heart failure. Products are sold to customers located in the US through our clinical trials, as commercial products to customers in Europe and under special access in Australia.
Product sales by geographic location are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Domestic	$1,865	$1,804	$4,547	$2,929
International	7,892	1,164	15,913	1,517

	$9,757	$2,968	$20,460	$4,446

For the three months ended June 30, 2010, two customers exceeded 10% of product sales individually and accounted for approximately 30% of product sales in the aggregate. For the six months ended June 30, 2010, two customers exceeded 10% of product sales individually and accounted for approximately 29% of product sales in the aggregate. For the three and six months ended June 30, 2009, three customers exceeded 10% of product sales individually and accounted for approximately 65% and 46% of product sales in the aggregate, respectively
As the majority of our revenue is generated outside of the US, we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the US. The concentration of customers primarily results from the early stage of market development for commercial sales and a lower proportion of US-based revenue due to the completion of enrollment in our US bridge-to-transplant clinical trial in February 2010 and the timing of commencement for our bridge-to-transplant CAP in late April and the commencement of the US destination therapy clinical trial.

14. Commitments and Contingencies
The following contingent liabilities and commitments resulting from the 2003 acquisition by HeartWare, Inc. of a business that previously held our technology exist as of June 30, 2010:
• a milestone payment of $1,250,000 within 6 months of the date when the first circulatory assist device is approved for sale in the United States, provided that we have at least $25,000,000 in cash on hand and, if we do not have $25,000,000 at that time, then the payment is deferred until such time that we have $25,000,000 in cash on hand; and
• a special payment of up to $500,000 upon a sale of our HeartWare, Inc. subsidiary if such sale generates proceeds in excess of the aggregate liquidation preferences of all of HeartWare, Inc.’s then outstanding preferred stock.
We will record the effect of these payment obligations when and if these events occur or are deemed probable of occurring.
At June 30, 2010, we had purchase order commitments of approximately $12.3 million related to product costs and property, plant and equipment purchases. Many of our materials and supplies require long lead times and as such purchase order commitments reflect materials that may be received up to one year from the date of order.
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
We received a letter from Abiomed, Inc. in September 2009 in which Abiomed suggested that we “may be interested in licensing Abiomed’s technology” as it relates to an Abiomed patent concerning bearingless blood pumps. Further, in a subsequent letter received in February 2010, it was stated that Abiomed was “concerned that HeartWare’s left ventricular assist rotary blood pump infringes one or more claims” of an Abiomed patent. We received further communications from Abiomed, Inc. through the reporting date. The patent referenced by these letters relates to technology that is potentially material to our business and any litigation in this regard, irrespective of the outcome, may have a material adverse effect on our financial position, liquidity or results of operations. We believe the HeartWare System does not infringe this patent.

On February 24, 2010 we received a letter from two holders of Series A Preferred Stock in HeartWare, Inc., an indirect subsidiary of HeartWare International, Inc., requesting various financial and other information regarding HeartWare, Inc. for the purposes of determining the Company’s compliance with their rights as Series A Preferred stockholders, including whether a liquidation event has occurred since inception in 2003. HeartWare, Inc. issued Series A-1 and Series A-2 Preferred Stock to certain creditors of Kriton Medical, Inc. when HeartWare, Inc. purchased substantially all of the assets of Kriton in July 2003. The Series A-1 and Series A-2 Preferred Stock do not have voting or dividend rights but entitle the holders thereof to receive, upon certain liquidation events of HeartWare, Inc. (but not the liquidation of or change of control of HeartWare International, Inc.), an amount equal to $10 per share of Series A-1 and an amount equal to $21 per share of Series A-2, which currently represent an aggregate liquidation preference of approximately $15 million. We do not believe we have abrogated the rights, or in any way failed to satisfy obligations owed to any of our stockholders, including holders of Series A Preferred Stock in HeartWare, Inc. There have been no further communications in this regard.
There can be no certainty that litigation will not arise in relation to the above matters or, if it does arise, whether or not it will be determined in a manner which is favorable to us. As at the date of this report, we are not able to determine the amount, if any, of any costs or damages that could be associated with either of the above matters.
15. Subsequent Events
We have evaluated events and transactions that occurred subsequent to June 30, 2010 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements.
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
In April 2010, the FDA approved an IDE Supplement that allows us to enroll up to an additional 54 patients in our ADVANCE trial under a Continued Access Protocol (“CAP”), and we commenced patient enrollment. The CAP makes the HeartWare System available to patients and clinicians while also providing additional data for the FDA to evaluate prior to determining whether or not to approve the HeartWare System. The CAP patients will be enrolled and followed under a modified protocol of the ADVANCE trial. We currently anticipate submission to the FDA of the Premarket Approval application, or PMA, seeking approval of the HeartWare System for the bridge-to-transplant indication by the end of 2010.
In June 2010, we received conditional IDE approval from the FDA to begin enrollment in our destination therapy clinical study for the HeartWare System. Designed to enroll up to 450 patients at 50 US hospitals, the non-inferiority study, which is named “ENDURANCE,” is a randomized, controlled, unblinded, multi-center clinical trial to evaluate the use of the HeartWare System as a destination therapy in advanced heart failure patients. The study population will be selected from patients with end-stage heart failure who have not responded to standard medical management and who are ineligible for cardiac transplantation. Patients in the study will be randomly selected to receive either the HeartWare System or, as part of a control group they will be implanted with any alternative LVAD approved by the FDA for destination therapy, in a 2:1 ratio. Each patient receiving the HeartWare System or control LVAD will be followed to the primary endpoint at two years, with a subsequent follow-up period extending to five years post implant. In August 2010, our first patient was implanted as part of the ENDURANCE trial.

Beyond the HeartWare System, we are also evaluating our new miniaturized device, known as the MVAD. The MVAD is based on the same technology platform as the HeartWare System but adopts an axial flow, rather than a centrifugal flow, configuration and is being developed in multiple configurations. The MVAD designs are currently at the preclinical stage and undergoing animal studies focused on less invasive implantation techniques. Each of the MVAD configurations is approximately one-third the size of the HVAD Pump. We believe that the MVAD designs will be implantable by surgical techniques that are even less invasive than those required to implant the HVAD Pump.
We began generating revenue from sales of our product in August 2008 and have incurred net losses in each year since our inception. We expect our losses to continue as we advance and expand our clinical trial activities in the United States, continue to develop commercial markets outside of the United States and expand our research and development into next generation products including the MVAD.
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
We are headquartered in Framingham, Massachusetts. We have an operations and manufacturing facility in Miami Lakes, Florida and a small development and operations facility in Sydney, Australia. As of June 30, 2010 we had 177 employees worldwide.
Critical Accounting Policies and Estimates
We have adopted various accounting policies in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on February 23, 2010.
Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to the accounts receivable allowance for doubtful accounts; inventory reserves; warranty liabilities and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.

Results of Operations
Three and six months ended June 30, 2010 and 2009
Revenues, net
Revenues are derived from product sales in connection with our US bridge-to-transplant clinical trial and commercial sales outside of the US. For the three months ended June 30, 2010, we generated net revenue of approximately $9.8 million compared to $3.0 million for the three months ended June 30, 2009. The increase in revenues is primarily due to increased volume related to the continued commercial expansion outside of the United States partially offset by a decrease in average selling price per unit as a result of changes in foreign currency translation rates. For the three months ended June 30, 2010, approximately 81% of our product sales were derived from commercial sales outside of the United States, predominantly in Europe, compared to approximately 39% for the three months ended June 30, 2009.
For the six months ended June 30, 2010, we generated net revenue of approximately $20.5 million compared to $4.4 million for the six months ended June 30, 2009. The increase in revenues is primarily due to increased volume related to the continued commercial expansion outside of the United States partially offset by a decrease in average selling price per unit as a result of changes in foreign currency translation rates. For the six months ended June 30, 2010, approximately 78% of our product sales were derived from commercial sales outside of the United States, predominantly in Europe, compared to approximately 22% for the six months ended June 30, 2009.
The increase in the portion of our revenues derived from outside of the United States is due to the continued commercial rollout of the HeartWare System in Europe and the addition of new sites. In addition, due to completion of enrollment in our US bridge-to-transplant clinical trial in February 2010, US-based revenues ceased temporarily. Revenues from US sales recommenced in the second half of the second quarter of 2010 subsequent to FDA approval of a CAP to continue to enroll up to an additional 54 patients in the ADVANCE trial. We expect to generate incremental revenue from our DT trial as trial sites begin implanting. Our revenue may continue to be variable based on timing factors such as the completion and commencement of different clinical trials. In the three and six months ended June 30, 2009, revenues consisted of a limited number of unit sales as we were in the early stages of enrollment in our US bridge-to-transplant clinical trial and we had just begun generating commercial revenue in Europe upon receipt of CE Marking approval for our HeartWare System in January 2009.
Cost of Revenues
Cost of revenues consists of costs associated with the manufacture of our products including labor, material and overhead costs. Cost of revenues totaled approximately $4.3 million and $1.6 million in the three months ended June 30, 2010 and 2009, respectively. Cost of revenues totaled approximately $10.0 million and $2.3 million in the six months ended June 30, 2010 and 2009, respectively.
Gross profit and gross margin percentage are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross profit (in thousands)	$5,464	$1,389	$10,486	$2,149
Gross margin %	56%	47%	51%	48%
Gross margins for the three months ended June 30, 2010 increased compared to the three months ended June 30, 2009 as a result of lower per unit costs primarily due to increased production volume and improved manufacturing processes. Gross margins for the six months ended June 30, 2010 also increased for similar reasons. However, the increase was not as significant due in part to the costs incurred in connection with the voluntary field corrective action we initiated in April 2010, for which we accrued approximately $390,000 in the first quarter of 2010. The action was taken as a result of a limited number of reported issues related to the volume of alarm notifications and will result in the repair or replacement of controllers in inventory, including controllers held on consignment at customer sites, and units previously distributed through clinical trials or sold to customers. The total cost of the repairs and replacements is estimated at approximately $420,000 and is included as part of cost of revenues.

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
Selling, general and administrative expenses were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
Total selling, general and administrative	$7,688	$4,372	75.8%	$12,245	$8,572	42.8%
The increase for the three months ended June 30, 2010 was primarily a result of an increase in salaries and related employee costs of approximately $4.5 million, primarily due to increased headcount to build our sales and marketing and administrative functions to support expected future growth and an increase in non-cash share-based compensation expense of approximately $3.5 million. The increase in share-based compensation expense is due to an annual grant of equity awards to our employees in the third quarter of 2009 and the recognition of approximately $1.9 million of share-based compensation expense related to a grant with a vesting period that would have begun in September 2009 but was subject to stockholder approval, which was obtained at our annual meeting of stockholders in the second quarter of 2010.
We also experienced increases in travel and marketing expenses of approximately $416,000, bad debt expense of $285,000 and consulting fees of $158,000. However, increases in these areas were partially offset by a reduction in legal fees of approximately $2.5 million as compared to the equivalent prior year period which included significant legal fees associated with the terminated merger with Thoratec Corporation.
The increase for the six months ended June 30, 2010 was primarily a result of an increase in salaries and related employee costs of approximately $5.9 million, primarily due to increased headcount and an increase in share-based compensation of approximately $4.3 million. We also experienced increases in travel and marketing expenses of approximately $741,000, consulting and professional services fees of $372,000 and bad debt expense of $285,000. However, increases in these areas were significantly offset by a reduction in legal fees of approximately $4.3 million for the reasons stated above.
In the three months ended June 30, 2010, selling, general and administrative expenses were approximately 51% of operating expenses compared to 60% of operating expenses in the same period in the prior year. In the six months ended June 30, 2010, selling, general and administrative expenses were approximately 50% of operating expenses compared to 57% of operating expenses in the same period in the prior year.

Research and Development
Research and development expenses are the direct and indirect costs associated with developing our products prior to commercialization and are expensed as incurred. These expenses fluctuate based on project level activity and consist primarily of salaries and wages and related employee costs of our research and development and clinical and regulatory staff, external research and development costs, materials and expenses associated with clinical trials. Additional costs include travel, facilities and overhead allocations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
Total research and development expenses	$7,511	$2,859	162.7%	$12,267	$6,348	93.2%
The increase for the three months ended June 30, 2010 was primarily a result of an increase in salaries and related employee costs of approximately $1.3 million, primarily due to increased headcount and heightened activities in connection with preparation for the Company’s PMA submission and expansion of the Company’s efforts on its next generation of pumps, together with an increase in share-based compensation of approximately $426,000. We also experienced increased expenses related to existing and next generation research projects and on-going clinical trials and regulatory activities aggregating approximately $3.2 million.
The increase for the six months ended June 30, 2010 was primarily a result of an increase in salaries and related employee costs of approximately $2.2 million primarily due to increased headcount and heightened activities in connection with preparation for the Company’s PMA submission and expansion of the Company’s efforts on its next generation of pumps, together with an increase in share-based compensation of approximately $843,000. We also experienced increased expenses related to existing and next generation research projects and on-going clinical trials and regulatory activities aggregating approximately $3.5 million.
We expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future related to clinical trials in the US for the HeartWare System and new product development, including costs related to the development of the MVAD and preparation for the Company’s PMA submission for a bridge-to-transplant indication.
Foreign Exchange
Foreign exchange losses totaled approximately $406,000 and $774,000 in the three and six month periods ended June 30, 2010, respectively, compared to losses of approximately $1.1 million and $368,000 in the same periods in the prior year, respectively. In 2010, the majority of our foreign exchange losses were experienced upon the collection of certain accounts receivable that were denominated in foreign currencies, primarily the Euro. In 2009, the majority of our foreign exchange losses were due to remeasurement of our cash holdings denominated in US dollars held by our Australian subsidiary as a result of movements in the exchange rate between the Australian dollar and the US dollar. During the first half of 2009, we maintained the majority of our cash and cash equivalents in Australia, denominated in both Australian and US dollars. However, throughout the remainder of 2009 and at June 30, 2010, the majority of our cash and cash equivalents were in US dollars on deposit with banks located in the United States.
Interest Income, net
Interest income is primarily derived from short-term investments and cash and short-term deposit accounts held in the US. The amortization of premium on our short-term investments is also included in interest income, net. Interest income, net was approximately $161,000 and $273,000 in the three and six months ended June 30, 2010, respectively, compared to $12,000 and $19,000 in the same periods in the prior year, respectively. The increase in interest income was primarily due to higher average daily cash balances during the 2010 period resulting from the capital raises completed in the second half of 2009 and February 2010. However, we experienced lower interest rates in 2010 compared to 2009.

Income Taxes
We are subject to taxation in the United States as well as jurisdictions outside of the United States. These jurisdictions have different marginal tax rates. While we have incurred losses since inception, changes in issued capital and share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and as such a 100% valuation allowance has been recorded against our net deferred tax assets.
As of June 30, 2010, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded so there is no tax provision provided on our consolidated income statement. We intend to closely consider whether to record a deferred tax asset as we further expand the commercialization of our products.
Liquidity and Capital Resources
As of June 30, 2010, we had approximately $99.8 million in cash, cash equivalents and investments, compared to $50.8 million at December 31, 2009. The increase is primarily a result of the cash proceeds from our public offering of common stock, which closed in February 2010.
Following is a summary of our cash flow activities:

	Six Months Ended June 30,
	2010	2009

Net cash used in operating activities	$(9,278,467)	$(15,095,082)
Net cash used in investing activities	(19,425,491)	(622,258)
Net cash provided by financing activities	61,204,617	112,062
Effect of exchange rate changes on cash and cash equivalents	(9,402)	727,072

Net increase (decrease) in cash and cash equivalents	$32,491,257	$(14,878,206)

Cash Used in Operating Activities
Cash used in operating activities in the six months ended June 30, 2010 included a net loss of approximately $14.5 million, non-cash adjustments to net loss of approximately $7.1 million and changes in assets and liabilities of $1.8 million. Non-cash adjustments primarily consisted of share-based compensation of approximately $6.0 million and $628,000 of depreciation and amortization. Changes in assets and liabilities included a use of cash of approximately $6.8 million for the purchase and manufacture of inventories partially offset by $3.5 million in accounts receivable collections. We expect inventory purchases and increases in accounts receivable to be a significant use of cash for the remainder of 2010 as we continue to enroll patients in clinical trials in the United States and increase our international commercial sales.
Cash used in operating activities in the six months ended June 30, 2009 included a net loss of $13.1 million and non-cash adjustments to net income of approximately $1.0 million, which primarily consisted of $457,000 of depreciation and amortization and $501,000 of share-based compensation. Changes in assets and liabilities used cash of approximately $2.9 million, including a $2.3 million increase in accounts receivable and $4.8 million for the purchase and manufacture of inventories.
Cash Used in Investing Activities
In the six months ended June 30, 2010 we utilized approximately $16.6 million for the purchase of investments. These investments consist of investment grade US corporate debt. Other investing activities in the six months ended June 30, 2010 and 2009 used cash of approximately $2.8 million and $622,000, respectively, for the purposes of acquiring property, plant and equipment and for capitalized patent costs. In the six months ended June 30, 2010, we had significant purchases of machinery, equipment and software to support our expanding operations and research and development programs.

Cash Provided by Financing Activities
In February 2010, we completed a public offering of approximately 1.77 million shares of our common stock, including the underwriter’s exercise of their over-allotment option to purchase 230,595 shares, at an offering price of $35.50 per share for aggregate gross proceeds of approximately $62.8 million. After fees and expenses, net proceeds from the offering were approximately $58.5 million. The offering was completed pursuant to a prospectus supplement, dated January 27, 2010, to a shelf registration statement previously filed with the SEC and which was declared effective on January 20, 2010. This shelf registration statement allows us to offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering, any combination of the securities described in the prospectus, up to an aggregate amount of $100 million. The exercise of stock options in the six months ended June 30, 2010 and 2009 resulted in cash proceeds of approximately $2.8 million and $112,000, respectively.
We began generating revenue in August 2008 with the commencement of our US clinical trial. Continued revenue is contingent upon, among other things, market acceptance of our products among physicians, competitive clinical outcomes, patients, health care payers or the medical community as well as our capacity to successfully and efficiently manufacture our products. We expect to continue to incur significant spending due to increased selling and marketing costs, on-going regulatory and compliance requirements, increased clinical trial costs associated with our US clinical trials and additional operating expenses related to continued corporate growth.
For the remainder of 2010, our cash and cash equivalents are expected to primarily be used to fund our ongoing operations, including continuing to expand our sales and marketing capabilities on a global basis, supporting the Continued Access Program for our bridge-to-transplant clinical trial, commencing and conducting a US destination therapy clinical study, purchases of machinery and equipment, continued product development, regulatory and other compliance functions as well as for general working capital. We believe our cash, cash equivalents and investments as of June 30, 2010 are sufficient to support our planned operations for at least the next twelve months.
Contractual Obligations
In the three and six months ended June 30, 2010, there were no material changes to our contractual obligations reported in our Annual Report on Form 10-K filed with the SEC on February 23, 2010, outside our normal course of business.

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
Foreign Currency Rate Fluctuations
We conduct business in foreign countries. We generate a substantial proportion of our revenue and collect receivables in foreign currencies. Fluctuations in the exchange rate of the US dollar against the Euro, British Pound and the Australian dollar can result in foreign currency exchange gains and losses that may significantly impact our financial results and our overall cash position. We do not currently utilize foreign currency contracts to mitigate the gains and losses generated by the remeasurement of non-functional currency assets and liabilities but do hold cash reserves in currencies in which those reserves are anticipated to be expended.
For US reporting purposes, we translate all assets and liabilities of our non-US entities at the period-end exchange rate and revenue and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is shown in the accompanying condensed consolidated financial statements as a component of stockholders’ equity.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 2, 2010, we completed an underwritten public offering of 1,767,900 shares of our common stock (including 230,595 shares issued as a result of the full exercise of an overallotment option by the underwriter) at a price to the public of $35.50 per share, or an aggregate offering price of $62.8 million. The offer and sales of the shares in the offering were registered under the Securities Act of 1933 pursuant to a shelf registration statement on Form S-3 (File No. 333-164004), which became effective on January 20, 2010 and which registered up to $100 million of our common stock. The offering did not terminate before all of the securities offered were sold. J.P. Morgan acted as sole book-running manager of the offering.
We raised approximately $58.5 million in the offering, after deducting underwriting discounts and commissions of $3.8 million and other estimated offering costs of $470,000. No payments were made by us to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We have used to date approximately $12.7 million of the net proceeds of the offering, including approximately $6.0 million for the purchase of inventories, approximately $4.7 million for general working capital and approximately $2.0 million for purchases of property, plant and equipment. Approximately $16.6 million of the cash proceeds were used to purchase short-term investments, which we expect to liquidate from time to time as necessary or desirable.
ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of HeartWare International, Inc. (1)

3.2	Bylaws of HeartWare International, Inc. (1)

10.1	Nonstatutory Stock Option Notice to 2008 Stock Incentive Plan* +

10.2	Restricted Stock Units Notice to 2008 Stock Incentive Plan* +

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.

+	Management contract or compensatory plan or arrangement.

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.

Date: August 6, 2010	/s/ Douglas Godshall Douglas Godshall
Chief Executive Officer

Date: August 6, 2010	/s/ David McIntyre David McIntyre Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

10.1	Nonstatutory Stock Option Notice to 2008 Stock Incentive Plan

10.2	Restricted Stock Units Notice to 2008 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002