Form 10-Q
period 2010-09-30
HeartWare International, Inc.
filed 2010-11-04
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 29, 2010
Common Stock, $0.001 Par Value Per Share	13,869,262

References
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to:
•	“HeartWare,” “the Company,” “HeartWare Group,” “we,” “us” and “our” refer to HeartWare International, Inc. and its consolidated subsidiaries, HeartWare Pty. Limited, HeartWare, Inc., HeartWare GmbH and HeartWare (UK) Limited.
•	“HeartWare International, Inc.” refers to HeartWare International, Inc., a Delaware corporation incorporated on July 29, 2008.
•	“HeartWare Pty. Limited” refers to HeartWare Pty. Limited (formerly known as HeartWare Limited), an Australian proprietary corporation originally incorporated on November 26, 2004.
•	“HeartWare, Inc.” refers to HeartWare, Inc., a Delaware corporation incorporated on April 3, 2003. HeartWare, Inc. was acquired by HeartWare Pty. Limited on January 24, 2005.
•	“HeartWare GmbH” refers to HeartWare GmbH, a German corporation established on February 19, 2010.
•	“HeartWare (UK) Limited” refers to HeartWare (UK) Limited, a limited liability corporation established in the United Kingdom on February 19, 2010.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$67,498,308	$50,834,714
Short-term investments, net	21,495,250	—
Accounts receivable, net	8,289,963	11,384,647
Inventories, net	17,218,993	8,870,903
Prepaid expenses and other current assets	2,264,799	1,663,157

Total current assets	116,767,313	72,753,421

Property, plant and equipment, net	6,842,380	3,719,415
Long-term investments, net	4,007,479	—
Other intangible assets, net	1,485,536	1,191,917
Restricted cash	288,429	288,429

Total assets	$129,391,137	$77,953,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,142,915	$3,122,131
Accrued expenses and other current liabilities	7,088,848	3,848,086

Total current liabilities	10,231,763	6,970,217

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock — $.001 par value; 25,000,000 shares authorized; 13,869,262 and 11,786,173 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	13,869	11,786
Additional paid-in capital	247,013,680	176,698,329
Accumulated deficit	(120,242,092)	(97,871,645)
Accumulated other comprehensive loss	(7,626,083)	(7,855,505)

Total stockholders’ equity	119,159,374	70,982,965

Total liabilities and stockholders’ equity	$129,391,137	$77,953,182

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues, net	$13,816,693	$7,506,209	$34,276,891	$11,952,452
Cost of revenues	6,002,368	4,103,700	15,976,258	6,401,429

Gross profit	7,814,325	3,402,509	18,300,633	5,551,023

Operating expenses:

Selling, general and administrative	6,993,636	3,148,897	19,238,437	11,720,760
Research and development	9,312,738	3,645,980	21,579,617	9,994,274

Total operating expenses	16,306,374	6,794,877	40,818,054	21,715,034

Loss from operations	(8,492,049)	(3,392,368)	(22,517,421)	(16,164,011)

Other income (expense):

Foreign exchange gain (loss)	514,191	107,609	(259,309)	(260,049)
Interest expense	—	(350,696)	(971)	(350,696)
Interest income, net	133,775	7,278	407,254	25,827
Change in fair value of derivative instrument	—	(2,223,759)	—	(2,223,759)
Other, net	—	(22,500)	—	(25,187)

Loss before income taxes	(7,844,083)	(5,874,436)	(22,370,447)	(18,997,875)
Provision for income taxes	—	—	—	—

Net loss	$(7,844,083)	$(5,874,436)	$(22,370,447)	$(18,997,875)

Net loss per common share — basic and diluted	$(0.57)	$(0.60)	$(1.66)	$(2.07)

Weighted average shares outstanding — basic and diluted	13,752,829	9,715,577	13,467,540	9,156,074

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(7,844,083)	$(5,874,436)	$(22,370,447)	$(18,997,875)
Foreign currency translation adjustments	261,075	55,836	198,337	810,195
Unrealized gain on investments	76,209	—	31,085	—

Comprehensive loss	$(7,506,799)	$(5,818,600)	$(22,141,025)	$(18,187,680)

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Shares		Paid-In	Accumulated	Comprehensive
	Issued	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2009	11,786,173	$11,786	$176,698,329	$(97,871,645)	$(7,855,505)	$70,982,965

Issuance of common stock pursuant to public offering, net of offering costs	1,767,900	1,768	58,487,069	—	—	58,488,837

Issuance of common stock pursuant to share-based awards	315,189	315	3,266,364	—	—	3,266,679

Share-based compensation expense	—	—	8,561,918	—	—	8,561,918

Net loss	—	—	—	(22,370,447)	—	(22,370,447)

Accumulated other comprehensive loss:

Foreign currency translation adjustment	—	—	—	—	198,337	198,337

Unrealized gain on investments	—	—	—	—	31,085	31,085

Balance, September 30, 2010	13,869,262	$13,869	$247,013,680	$(120,242,092)	$(7,626,083)	$119,159,374

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,370,447)	$(18,997,875)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	958,143	672,254
Amortization	73,339	54,641
Share-based compensation expense	8,561,918	1,790,416
Change in fair value of derivative instrument	—	2,223,759
Other non-cash expenses	730,506	313,418
Change in operating assets and liabilities:
Accounts receivable	2,763,282	(5,893,930)
Inventories	(8,348,090)	(4,500,341)
Prepaid expenses and other current assets	(595,181)	(108,259)
Accounts payable	21,787	2,710,372
Accrued expenses and other current liabilities	3,318,705	(675,832)

Net cash used in operating activities	(14,886,038)	(22,411,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(25,802,150)	—
Additions to property, plant and equipment	(4,053,433)	(1,002,848)
Additions to patents	(366,958)	(348,705)
Proceeds from dispositions of assets	—	1,936

Net cash used in investing activities	(30,222,541)	(1,349,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	62,760,450	29,497,556
Payment of offering costs	(4,359,934)	(508,561)
Proceeds from convertible debt	—	4,000,000
Proceeds from exercise of stock options	3,266,679	621,384

Net cash provided by financing activities	61,667,195	33,610,379

Effect of exchange rate changes on cash and cash equivalents	104,978	767,832

INCREASE IN CASH AND CASH EQUIVALENTS	16,663,594	10,617,217

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	50,834,714	20,803,656

CASH AND CASH EQUIVALENTS — END OF PERIOD	$67,498,308	$31,420,873

Supplemental disclosure of non-cash financing activities:
Recognition of fair value of derivative instrument	$—	$3,891,109

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from our audited financial statements. The condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results or operations or cash flows to be expected for any future period or for the year ending December 31, 2010.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.
2. Liquidity
As of September 30, 2010, we had approximately $93.0 million in cash, cash equivalents and investments. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through September 30, 2010. At September 30, 2010, we had an accumulated deficit of approximately $120.2 million.
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
For the remainder of 2010, our cash and cash equivalents are expected to primarily be used to fund our ongoing operations, including expanding our sales and marketing capabilities on a global basis, continuing our US clinical study for destination therapy, or DT, supporting our continued access protocol US trial for bridge-to-transplant therapy, or BTT, and preparing a pre-market approval submission to the FDA for BTT, purchases of machinery and equipment, continued product development, regulatory and other compliance functions as well as for general working capital. We believe our cash, cash equivalents and investment balances are sufficient to support our planned operations for at least the next twelve months.
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
Investments
Our investments classified as available-for-sale are stated at fair value with unrealized gains and losses reported in accumulated other comprehensive loss within stockholders’ equity. We classify our available-for-sale investments as short-term if their remaining time to maturity is beyond three months and less than twenty-four months. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Interest on investments classified as available-for-sale is included in interest income, net. Premiums paid on our short-term investments are amortized over the remaining term of the investment and are included in interest income, net.
Receivables
Accounts receivable consists of amounts due from the sale of our HeartWare Ventricular Assist System (the “HeartWare System”) to our customers, which are primarily hospitals and health research institutions. As of September 30, 2010, two customers had an accounts receivable balance greater than 10% of total accounts receivable, in aggregate representing approximately 24% of our total accounts receivable. As of December 31, 2009, one customer had an accounts receivable balance representing approximately 16% of our total accounts receivable. As of September 30, 2010, we had recorded an allowance for doubtful accounts of $400,000 and there was no allowance for returns. As of December 31, 2009, there was no allowance for doubtful accounts and no allowance for returns.
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
Product Warranty
Certain patient accessories sold with the HeartWare System are covered by a limited warranty ranging from one to two years. Estimated contractual warranty obligations are recorded as an expense when the related revenue is recognized and are included in “Cost of revenues” on our condensed consolidated statements of operations. Factors that affect estimated warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and vendor supported warranty programs. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

The amount of the reserve recorded is equal to the estimated costs to repair or otherwise satisfy claims made by customers. Accrued warranty expense is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheet.
The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenues and are not included in product warranty liability.
The following table summarizes the change in our warranty reserve for the nine months ended September 30, 2010 and 2009:

	Nine months ended
	September 30,
	2010	2009
Beginning balance	$99,169	$—
Accrual for warranties	229,422	—
Warranty costs incurred during the period	(97,961)	—

Ending balance	$230,630	$—

Fair Value Measurements
The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of September 30, 2010 and are carried at fair value. See Note 5, “Fair Value Measurements” for more information.
Vendor Concentration
For the three and nine months ended September 30, 2010, we purchased approximately 69.2% and 64.3% of our inventory components and supplies from three vendors. In addition, one of the three vendors supplies consulting services and material used in research and development activities. As of September 30, 2010, the amounts due to these vendors totaled approximately $2.0 million.
Concentration of Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Cash and cash equivalents are primarily on deposit with financial institutions in the United States and these deposits generally exceed the amount of insurance provided by the Federal Deposit Insurance Corporation. The Company has not experienced any historical losses on its deposits of cash and cash equivalents. Our investments consist of investment grade rated corporate and government agency debt.
Concentration of credit risk with respect to our trade accounts receivable from our customers is primarily limited to hospitals and health research institutions. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any credit losses, but have established an allowance for doubtful accounts of $400,000 at September 30, 2010.
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
4. Investments
We have cash investment policies that limit investments to investment grade securities. At September 30, 2010, all of our investments were classified as available-for-sale and are carried at fair value. Our short-term investments had maturity dates of less than twenty-four months, while our long-term investments matured beyond twenty-four months, but within thirty months of the date of this report. Such investments consist of corporate debt and US government agency debt securities.
The amortized cost and fair value of our investments, with gross unrealized gains and losses, at September 30, 2010 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value

Short-term investments:
Corporate debt	$21,464,091	$31,159	$—	$21,495,250

Total short-term investments	$21,464,091	$31,159	$—	$21,495,250

Long-term investments:
US government agency debt	$4,007,553	$—	$(74)	$4,007,479

Total long-term investments	$4,007,553	$—	$(74)	$4,007,479

In the three and nine month periods ended September 30, 2010 and 2009 we did not have any realized gains or losses on our investments.

5. Fair Value Measurements
FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us as of September 30, 2010 and December 31, 2009. Accordingly, the estimates presented in these condensed consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
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
Investments
The fair values of our investments at September 30, 2010, based on the level of inputs are summarized below:

		Fair Value Measurements at the Reporting Date Using
	Total	Level 1	Level 2	Level 3

Short-term investments — Corporate debt	$21,495,250	$—	$21,495,250	$—
Long-term investments — US government agency debt	$4,007,479	$—	$4,007,479	$—
The fair value of our investments was determined using quoted prices for identical or similar instruments in markets that are not active.
Derivative Instrument
On February 12, 2009, we entered into a loan agreement (“Loan Agreement”) concurrent with the Agreement and Plan of Merger (“Merger Agreement”) with Thoratec Corporation (“Thoratec”). On July 31, 2009, HeartWare and Thoratec agreed to terminate the Merger Agreement. The Loan Agreement survived the termination of the Merger Agreement and as of July 31, 2009, we were able to borrow up to $20.0 million under the Loan Agreement. The funds were deposited into an escrow account which was controlled by an independent third party. During the quarter ended September 30, 2009, we borrowed $4.0 million under the Loan Agreement, all of which was outstanding at September 30, 2009. During the quarter ended December 31, 2009, all amounts outstanding under the Loan Agreement were repaid, and the Loan Agreement was terminated.

Beginning July 31, 2009, the date the Merger Agreement was terminated, Thoratec became entitled to convert any funds held in escrow and any loans to us under the Loan Agreement in whole or in part into shares of HeartWare International common stock at any time prior to termination of the Loan Agreement. The number of shares to be issued upon conversion was to be determined by dividing the amount of funds held in escrow by the US dollar equivalent of AU$35.00 at the time of the conversion. The terms and conditions of this conversion provision were evaluated and determined to result in an embedded derivative within the host contract Loan Agreement. We computed the fair value of the embedded derivative at July 31, 2009, the initial measurement date, and at September 30, 2009. Fair value was determined using a valuation model with observable market inputs (Level 2) to determine relevant assumptions including interest rates and stock and foreign currency volatilities. Changes in fair values of derivatives that are not designated as hedges are recognized in the statement of operations.
The $3.9 million initial value of the derivative was capitalized as a deferred financing cost and was being amortized over the contractual term of the Loan Agreement. The amount of amortization for the three and nine months ended September 30, 2009 was approximately $288,000 and was included in interest expense on our consolidated statements of operations. The change in the fair value of the derivative instrument between July 31, 2009 and September 30, 2009 resulted in an unrealized loss of approximately $2.2 million in the three and nine months ended September 30, 2009, which is presented as a separate line item on our consolidated statements of operations.
6. Inventories, Net
Components of Inventories, net are as follows:

	September 30,	December 31,
	2010	2009

Raw material	$5,291,840	$2,984,486
Work-in-process	2,910,600	1,497,591
Finished goods	9,016,553	4,388,826

	$17,218,993	$8,870,903

Finished goods inventories includes inventory held on consignment at customer sites of approximately $4.6 million and $3.8 million, at September 30, 2010 and December 31, 2009, respectively.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2010	2009
Machinery and equipment	5 to 7 years	$8,144,056	$5,295,217
Leasehold improvements	3 to 7 years	253,024	210,570
Office equipment, furniture and fixtures	5 to 7 years	362,545	278,587
Purchased software	5 to 7 years	1,601,674	487,388

		10,361,299	6,271,762
Less: accumulated depreciation		(3,518,919)	(2,552,347)

		$6,842,380	$3,719,415

8. Other Intangible Assets, Net
The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization are as follows:

		September 30, 2010		December 31, 2009
	Weighted Average Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortizable Intangible Assets	(Years)	Amount	Amortization	Amount	Amortization
Patents	15	$1,723,603	$(238,067)	$1,356,645	$(164,728)
Amortization expense for the three months ended September 30, 2010 and 2009 was $25,477 and $19,856, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was $73,339 and $54,641, respectively.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2010	2009
Accrued payroll and other employee costs	$3,403,416	$2,487,066
Accrued VAT taxes	1,588,253	42,256
Accrued material purchases	749,564	370,226
Accrued professional fees	459,802	347,063
Accrued research and development expenses	376,532	344,256
Other accrued expenses	511,281	257,219

	$7,088,848	$3,848,086

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $2.0 million at September 30, 2010 and $1.7 million of actual year-end employee bonuses at December 31, 2009.
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
In the nine months ended September 30, 2010, we issued an aggregate of 121,981 shares of our common stock upon the exercise of stock options and an aggregate of 193,208 shares of our common stock upon the vesting of restricted stock units.

11. Share-Based Compensation
We recognize share-based compensation expense for the portion of awards that are ultimately expected to vest using an accelerated accrual method over the vesting period from the date of grant. We estimate forfeitures at the time of grant. We have applied a forfeiture rate of approximately 12.5% to all unvested share-based awards as of September 30, 2010, which represents the portion that we expect will be forfeited over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Vesting of share-based awards issued with performance-based vesting criteria must be “probable” before we begin recording share-based compensation expense. At each reporting period, we review the likelihood that these awards will vest and if the vesting is deemed probable, we begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.
We allocate share-based compensation expense to cost of revenues, selling, general and administrative expense and research and development expense based on the award holders’ employment function. For the three and nine months ended September 30, 2010 and 2009, we recorded share-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenues	$257,536	$290,980	$733,456	$370,635
Selling, general and administrative	1,768,618	632,349	6,248,595	853,599
Research and development	536,802	366,487	1,579,867	566,182

	$2,562,956	$1,289,816	$8,561,918	$1,790,416

For the three and nine months ended September 30, 2010, we experienced an increase in share-based compensation expense due primarily to an annual grant of equity awards to a large group of our employees in September 2009. In addition, in the nine months ended September 30, 2010, we recognized approximately $1.2 million of share-based compensation expense resulting from an equity award that would have begun vesting in September 2009 but was subject to stockholder approval. Stockholder approval was obtained at our annual meeting of stockholders in the second quarter of 2010 resulting in a true-up of share-based compensation expense to coincide with the vesting period.
No tax benefits were attributed to our share-based compensation expense recorded in the accompanying condensed consolidated financial statements because we are in a net operating loss position and a full valuation allowance is maintained for all net deferred tax assets. We receive a tax deduction for certain stock option exercises during the period the options are exercised, and for the vesting of restricted stock units during the period the restricted stock units vest. For stock options, the amount of the tax deduction is generally for the excess of the fair market value of our shares of common stock over the exercise price of the stock options at the date of exercise. For restricted stock units, the amount of the tax deduction is generally for the fair market value of our shares of common stock at the vesting date. Excess tax benefits are not included in the accompanying condensed consolidated financial statements because we are in a net operating loss position and a full valuation allowance is maintained for all net deferred tax assets.
Equity Plans
We have issued share-based awards to employees, non-executive directors and outside consultants through various approved plans and outside of any formal plan. New shares are issued upon the exercise of share-based awards.

On August 5, 2008, we adopted the HeartWare International, Inc. 2008 Stock Incentive Plan (“2008 SIP”). The 2008 SIP allows for the issuance of share-based awards to employees, directors and consultants. We have issued options and restricted stock units (“RSU’s”) to employees and directors under the 2008 SIP. The plan allows for the issuance of share-based awards representing up to 13% of the prior fiscal year’s weighted average shares outstanding, less share-based awards outstanding under our other equity plans. At September 30, 2010, there were approximately 335,000 shares available for future awards under the 2008 SIP. Future share-based awards will only be made from the 2008 SIP.
Stock Options
Each option allows the holder to subscribe for and be issued one share of our common stock at a specified price, which is generally the quoted market value of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within four years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued.
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
The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions established at that time. The following table includes the weighted average assumptions used for the periods noted.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Dividend yield	0%	0%	0%	0%
Expected volatility	60.26%	60.50%	60.94%	60.50%
Risk-free interest rate	2.05%	2.80%	2.71%	2.80%
Estimated holding period (years)	6.25	6.25	6.25	6.25
Information related to options granted under all of our plans at September 30, 2010 and activity in the nine months then ended is as follows (certain amounts in US$ were converted from AU$ at the then period-end spot rate):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2009	520,835	$27.96
Granted	34,250	48.57
Exercised	(121,981)	26.78
Forfeited	(6,501)	27.19
Expired	(9,563)	41.32

Outstanding at September 30, 2010	417,040	$31.60	6.96	$15,496,480

Exercisable at September 30, 2010	260,674	$32.73	6.18	$9,391,503

The aggregate intrinsic values at September 30, 2010 noted in the table above represent the closing price of our common stock traded on NASDAQ, less the weighted average exercise price at period end multiplied by the number of options outstanding and exercisable.

At September 30, 2010, 36,076 of the 156,366 options outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.
The weighted average grant date fair value per share of options granted in the nine months ended September 30, 2010 and 2009 was $28.62 and $16.50, respectively.
The total intrinsic value of options exercised in the nine months ended September 30, 2010 was approximately $3.5 million. Cash received from options exercised in the nine months ended September 30, 2010 was approximately $3.3 million. The total intrinsic value of options exercised in the nine months ended September 30, 2009 was approximately $1.5 million. Cash received from options exercised in the nine months ended September 30, 2009 was approximately $621,000.
At September 30, 2010, there was approximately $1.7 million of unrecognized compensation cost related to non-vested option awards, including performance-based options not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.7 years.
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
Information related to RSU’s at September 30, 2010 and activity in the nine months then ended is as follows:

		Weighted
		Average
		Remaining
		Contractual
	Number of	Life	Aggregate
	Units	(Years)	Intrinsic Value
Outstanding at December 31, 2009	413,135
Granted	154,375
Vested/Exercised	(193,208)
Forfeited	(5,107)
Expired	—

Outstanding at September 30, 2010	369,195	8.73	$25,385,848

Exercisable at September 30, 2010	—	—	$—

The aggregate intrinsic value at September 30, 2010 noted in the table above represents the closing price of our common stock traded on NASDAQ, multiplied by the number of RSU’s outstanding.
At September 30, 2010, 58,937 of the 369,195 RSU’s outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.
The total intrinsic value of RSU’s vested in the nine months ended September 30, 2010 and 2009 was approximately $11.6 million and $445,000, respectively.
The fair value of each RSU award equals the quoted market value of our common stock on the date of grant. The weighted average grant date fair value per share of RSU’s granted in the nine months ended September 30, 2010 and 2009 was $55.99 and $27.21, respectively.
At September 30, 2010, there was approximately $6.9 million of unrecognized compensation cost related to non-vested RSU awards, including awards not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.5 years.

12. Net Loss Per Common Share
Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share adjusts basic loss per common share for the dilutive effects of convertible securities, options and other potentially dilutive instruments only in the periods in which such effect is dilutive. Due to our net loss for all periods presented, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. The following instruments have been excluded from the calculation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three and Nine Months
	Ended
	September 30,
	2010	2009
Common shares issuable upon:
Exercise of share-based awards	786,235	1,032,569
Conversion of convertible debt	—	129,855
Conversion of escrow balance	—	519,421
At September 30, 2009, we had borrowed $4.0 million under the Loan Agreement discussed in Note 5. In addition, $16.0 million remained in escrow and was available for borrowing under the Loan Agreement. Based on the conversion rate at September 30, 2009, the outstanding loan balance and funds held in escrow could have been converted into an aggregate of approximately 649,000 shares of HeartWare International common stock.
13. Business Segment, Geographic Areas and Major Customers
For financial reporting purposes, we have one reportable segment which designs, manufactures and markets medical devices for the treatment of advanced heart failure. Products are sold to customers located in the US through our clinical trials, as commercial products to customers in Europe and under special access in Australia and Canada.
Product sales by geographic location are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Domestic	$3,880	$2,763	$8,427	$5,691
International	9,937	4,743	25,850	6,261

	$13,817	$7,506	$34,277	$11,952

For the three and nine months ended September 30, 2010, one customer exceeded 10% of product sales individually and accounted for approximately 18% of product sales in the aggregate for both periods. For the three months ended September 30, 2009, three customers exceeded 10% of product sales individually and accounted for approximately 43% of product sales in the aggregate. For the nine months ended September 30, 2009, two customers exceeded 10% of product sales individually and accounted for approximately 28% of product sales in the aggregate.

As the majority of our revenue is generated outside of the US, we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the US. The lower proportion of US-based revenue in 2010 is due to the completion of enrollment in our bridge-to-transplant clinical trial in the US in February 2010. In April 2010, the FDA approved an Investigational Device Exemption Supplement that allowed us to enroll up to an additional 54 patients under a Continued Access Protocol for our bridge-to-transplant clinical trial. In August 2010, we completed enrollment of this initial allotment of 54 patients and in September 2010, the FDA granted a second allotment of 54 patients. While we commenced enrollment of our destination therapy clinical trial in the US in August 2010, the revenue impact in the three and nine months ended September 30, 2010 was not material as enrollment was in the early stages at September 30, 2010.
14. Commitments and Contingencies
The following contingent liabilities and commitments resulting from the 2003 acquisition by HeartWare, Inc. of a business that previously held our technology exist as of September 30, 2010:
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
At September 30, 2010, we had purchase order commitments of approximately $11.0 million related to product costs and property, plant and equipment purchases. Many of our materials and supplies require long lead times and as such purchase order commitments reflect materials that may be received up to one year from the date of order.
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

The taxation and customs requirements, together with other applicable laws and regulations of certain foreign jurisdictions, can be inherently complex and subject to differing interpretation by local authorities. We are subject to the risk that either we have misinterpreted applicable laws and regulations, or that foreign authorities may take inconsistent, unclear or changing positions on local law, customs practices or rules.  In the event that we have misinterpreted any of the above, or that foreign authorities take positions contrary to ours, we may incur liabilities that may differ materially from the amounts accrued in the accompanying condensed consolidated financial statements.
From time to time we may be involved in litigation arising out of claims in the ordinary course of business. Except as set forth below, and based on the information presently available, management believes that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain and adverse outcomes are possible.
We received a letter from Abiomed, Inc. in September 2009 in which Abiomed suggested that we “may be interested in licensing Abiomed’s technology” as it relates to an Abiomed patent concerning bearingless blood pumps. Further, in a subsequent letter received in February 2010, it was stated that Abiomed was “concerned that HeartWare’s left ventricular assist rotary blood pump infringes one or more claims” of an Abiomed patent. We have had communications with Abiomed, Inc. since receipt of the initial letter. The patent referenced by these letters relates to technology that is potentially material to our business and any litigation in this regard, irrespective of the outcome, may have a material adverse effect on our financial position, liquidity or results of operations. We believe the HeartWare System does not infringe this patent.
On February 24, 2010 we received a letter from two holders of Series A Preferred Stock in HeartWare, Inc., an indirect subsidiary of HeartWare International, Inc., requesting various financial and other information regarding HeartWare, Inc. for the purposes of determining the Company’s compliance with their rights as Series A Preferred stockholders, including whether a liquidation event has occurred since inception in 2003. HeartWare, Inc. issued Series A-1 and Series A-2 Preferred Stock to certain creditors of Kriton Medical, Inc. when HeartWare, Inc. purchased substantially all of the assets of Kriton in July 2003. The Series A-1 and Series A-2 Preferred Stock do not have voting or dividend rights but entitle the holders thereof to receive, upon certain liquidation events of HeartWare, Inc. (but not the liquidation of or change of control of HeartWare International, Inc.), an amount equal to $10 per share of Series A-1 and an amount equal to $21 per share of Series A-2, which currently represent an aggregate liquidation preference of approximately $15 million. We do not believe we have abrogated the rights, or in any way failed to satisfy obligations owed to any of our stockholders, including holders of Series A Preferred Stock in HeartWare, Inc. There have been no further communications.
There can be no certainty that litigation will not arise in relation to the above matters or, if it does arise, whether or not it will be determined in a manner which is favorable to us. As at the date of this report, we are not able to determine the amount, if any, of any costs or damages that could be associated with either of the above matters.
15. Subsequent Events
We have evaluated events and transactions that occurred subsequent to September 30, 2010 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements.
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
Overview
HeartWare is a medical device company focused on the development and sale of implantable blood pumps for the treatment of advanced heart failure.
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
In January 2009, the HeartWare System received Conformite Europenne (“CE”) Marking approval, which allows us to market and sell the device in Europe. Our first commercial sale in Europe occurred in March 2009. The HeartWare System is also sold to customers located in the US through our clinical trials and under special access in Australia and Canada.
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
In April 2010, the FDA approved an IDE Supplement that allowed us to enroll up to an additional 54 patients in our ADVANCE trial under a Continued Access Protocol (“CAP”). In August 2010, we completed enrollment of this initial allotment of 54 patients and in September 2010, the FDA granted a second allotment of 54 patients. The CAP makes the HeartWare System available to patients and clinicians while also providing additional data for the FDA to evaluate prior to determining whether or not to approve the HeartWare System. The CAP patients will be enrolled and followed under a modified protocol of the ADVANCE trial. We currently anticipate submission to the FDA of the Premarket Approval application, or PMA, seeking approval of the HeartWare System for the bridge-to-transplant indication by the end of 2010.
In June 2010, we received conditional IDE approval from the FDA to begin enrollment in our destination therapy clinical study for the HeartWare System. Designed to enroll up to 450 patients at 50 US hospitals, the non-inferiority study, which is named “ENDURANCE,” is a randomized, controlled, unblinded, multi-center clinical trial to evaluate the use of the HeartWare System as a destination therapy in advanced heart failure patients. The study population will be selected from patients with end-stage heart failure who have not responded to standard medical management and who are ineligible for cardiac transplantation. Patients in the study will be randomly selected to receive either the HeartWare System or, as part of a control group they will be implanted with any alternative LVAD approved by the FDA for destination therapy, in a 2:1 ratio. Each patient receiving the HeartWare System or control LVAD will be followed to the primary endpoint at two years, with a subsequent follow-up period extending to five years post implant. In August 2010, our first patient was implanted as part of the ENDURANCE trial and we received full IDE approval from the FDA in September 2010.

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
We began generating revenue from sales of the HeartWare System in August 2008 and have incurred net losses in each year since our inception. We expect our losses to continue as we advance and expand our clinical trial activities in the United States, continue to develop commercial markets outside of the United States and expand our research and development into next generation products including the MVAD.
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
We are headquartered in Framingham, Massachusetts. We have an operations and manufacturing facility in Miami Lakes, Florida, a small development and operations facility in Sydney, Australia and a small distribution and customer service facility in Hannover, Germany. As of September 30, 2010, we had 196 employees worldwide.
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

Results of Operations
Three and nine months ended September 30, 2010 and 2009
Revenues, net
Revenues are derived from product sales in connection with our clinical trials in the United States and commercial sales outside of the United States. For the three months ended September 30, 2010, we generated net revenue of approximately $13.8 million compared to $7.5 million for the three months ended September 30, 2009. The increase in revenues is primarily due to increased volume related to the continued commercial expansion outside of the United States. For the three months ended September 30, 2010, approximately 72% of our product sales were derived from commercial sales outside of the United States, predominantly in Europe, compared to approximately 63% for the three months ended September 30, 2009.
For the nine months ended September 30, 2010, we generated net revenue of approximately $34.3 million compared to $12.0 million for the nine months ended September 30, 2009. The increase in revenues is primarily due to increased volume related to the continued commercial expansion outside of the United States. For the nine months ended September 30, 2010, approximately 75% of our product sales were derived from commercial sales outside of the United States, predominantly in Europe, compared to approximately 52% for the nine months ended September 30, 2009.
The increase in the portion of our revenues derived from outside of the United States is due to the continued commercial rollout of the HeartWare System in Europe and other jurisdictions outside the US and the addition of new sites. In the three and nine months ended September 30, 2009, revenues consisted of a lower number of unit sales compared to the same periods in 2010 as we were in the early stages of generating commercial revenue in Europe subsequent to receipt of CE Marking approval for our HeartWare System in January 2009. In addition, due to completion of enrollment in our US bridge-to-transplant clinical trial in February 2010, US-based revenues ceased temporarily. Revenues from US sales recommenced in the second half of the second quarter of 2010 subsequent to FDA approval of a CAP to continue to enroll up to an additional 54 patients in the ADVANCE trial. In August 2010, we completed enrollment of this initial allotment of 54 patients and in September 2010, the FDA granted a second allotment of 54 patients. While we commenced enrollment of our destination therapy clinical trial in the US in August 2010, the revenue impact in the three and nine months ended September 30, 2010 was not material as enrollment was in the early stages at September 30, 2010. We expect to generate incremental revenue from our destination therapy clinical trial as trial sites increase their rate of enrollment. Our revenue may continue to be variable based on timing factors such as the completion and rate of enrollment of our different clinical trials and FDA approvals.
Cost of Revenues
Cost of revenues consists of costs associated with the manufacture of our products including labor, material and overhead costs. Cost of revenues totaled approximately $6.0 million and $4.1 million in the three months ended September 30, 2010 and 2009, respectively. Cost of revenues totaled approximately $16.0 million and $6.4 million in the nine months ended September 30, 2010 and 2009, respectively.
Gross profit and gross margin percentage are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross profit (in thousands)	$7,814	$3,403	$18,301	$5,551
Gross margin %	57%	45%	53%	46%

Gross margins for the three and nine months ended September 30, 2010 increased compared to the same periods in 2009 as a result of lower per unit costs primarily due to increased production volume and improved efficiencies in our manufacturing processes.
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
Selling, general and administrative expenses were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
Total selling, general and administrative	$6,994	$3,149	122.1%	$19,238	$11,721	64.1%
The increase for the three months ended September 30, 2010 was primarily a result of an increase in salaries and related employee costs of approximately $2.6 million, primarily due to increased headcount to build our sales and marketing and administrative functions to support expected future growth and an increase in non-cash share-based compensation expense of approximately $1.1 million. The increase in share-based compensation expense is due to an annual grant of equity awards to our employees at the end of the third quarter of 2009.
For the three months ended September 30, 2010, we also experienced increases in travel and marketing expenses of approximately $431,000, taxes of $402,000, bad debt expense of $115,000 and office expenses of $103,000. Increases in these areas were partially offset by a reduction in legal fees of approximately $300,000 as compared to the equivalent prior year period which included significant legal fees associated with the terminated merger with Thoratec Corporation.
The increase for the nine months ended September 30, 2010 was primarily a result of an increase in salaries and related employee costs of approximately $8.5 million, primarily due to increased headcount and an increase in share-based compensation of approximately $5.4 million. The increase in share-based compensation expense is due to an annual grant of equity awards to our employees in September 2009 and the recognition of approximately $1.2 million of share-based compensation expense related to a grant with a vesting period that would have begun in September 2009 but was subject to stockholder approval, which was obtained at our annual meeting of stockholders in the second quarter of 2010. We also experienced increases in travel and marketing expenses of approximately $1.2 million, taxes of $514,000, consulting and professional services fees of $493,000 and bad debt expense of $400,000. However, increases in these areas were significantly offset by a reduction in legal fees of approximately $4.6 million associated with the terminated merger with Thoratec Corporation mentioned above.
In the three months ended September 30, 2010, selling, general and administrative expenses were approximately 43% of operating expenses compared to 46% of operating expenses in the same period in the prior year. In the nine months ended September 30, 2010, selling, general and administrative expenses were approximately 47% of operating expenses compared to 54% of operating expenses in the same period in the prior year.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
Total research and development expenses	$9,313	$3,646	155.4%	$21,580	$9,994	115.9%
The increase for the three months ended September 30, 2010 was primarily a result of an increase in expenses related to existing and next generation research projects and on-going clinical trials and regulatory activities aggregating approximately $4.6 million. We also experienced increased salaries and related employee costs of approximately $1.0 million, primarily due to increased headcount and heightened activities in connection with preparation for the Company’s PMA submission and expansion of the Company’s efforts on its next generation of pumps, which included an increase in share-based compensation of approximately $170,000.
The increase for the nine months September 30, 2010 was primarily a result of an increase in salaries and related employee costs of approximately $3.2 million primarily due to increased headcount and heightened activities in connection with preparation for the Company’s PMA submission and expansion of the Company’s efforts on its next generation of pumps, which included an increase in share-based compensation of approximately $1.0 million. We also experienced increased expenses related to existing and next generation research projects and on-going clinical trials and regulatory activities aggregating approximately $8.1 million.
In the three months ended September 30, 2010, research and development expenses were approximately 57% of operating expenses compared to 54% of operating expenses in the same period in the prior year. In the nine months ended September 30, 2010, research and development expenses were approximately 53% of operating expenses compared to 46% of operating expenses in the same period in the prior year.
We expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future related to clinical trials particularly in the US for the HeartWare System (and including preparation for our PMA submission for the bridge-to-transplant indication) and new product development, including costs related to the development of the MVAD.
Foreign Exchange
Foreign exchange gains totaled approximately $514,000 in the three month period ended September 30, 2010, compared to approximately $108,000 in the same period in the prior year. Foreign exchange losses totaled approximately $259,000 in the nine month period ended September 30, 2010, compared to approximately $260,000 in the same period in the prior year. In 2010, the majority of our realized and unrealized foreign exchange gains and losses were experienced upon the collection of certain accounts receivable that were denominated in foreign currencies, and the translation to US dollars of customer accounts receivable denominated in foreign currencies at period end, primarily the Euro. We expect this trend to continue for the foreseeable future as the Euro represents a majority of our sales denominated in foreign currencies. In 2009, the majority of our foreign exchange gains and losses were due to remeasurement of our cash holdings denominated in US dollars held by our Australian subsidiary as a result of movements in the exchange rate between the Australian dollar and the US dollar. During the first half of 2009, we maintained the majority of our cash and cash equivalents in Australia, denominated in both Australian and US dollars. However, beginning in the second half of 2009, the majority of our cash and cash equivalents are in US dollars on deposit with banks located in the United States.

Interest Expense
Interest expense in 2009 consists of interest incurred on the principal amount of the $4.0 million convertible loan from Thoratec obtained in August 2009 and amortization of deferred financing costs related to the Thoratec Loan Agreement. Interest on the convertible loan was payable at a rate of 10% per annum. The deferred financing costs were being amortized over the term of the Thoratec Loan Agreement, which was to expire no later than November 1, 2011. There was no such interest expense in 2010 as the convertible loan was repaid and the Loan Agreement terminated in the fourth quarter of 2009.
Interest expense was approximately $351,000 in the three and nine months ended September 30, 2009. Interest incurred on the principal amount of the convertible loan was approximately $63,000 and non-cash amortization of the deferred financing costs totaled approximately $288,000.
Interest Income, net
Interest income is primarily derived from investments and cash and short-term deposit accounts held in the US. The amortization of premium on our investments is also included in interest income, net. Interest income, net was approximately $134,000 and $407,000 in the three and nine months ended September 30, 2010, respectively, compared to $7,000 and $26,000 in the same periods in the prior year, respectively. The increase in interest income was primarily due to higher average daily cash balances during the 2010 period resulting from the capital raises completed in the second half of 2009 and February 2010. However, we experienced lower interest rates in 2010 compared to 2009.
Change in Fair Value of Derivative Instrument
As further discussed in Note 5 to the accompanying condensed consolidated financial statements, we recorded the fair value of a derivative instrument on July 31, 2009 related to the Australian dollar denominated conversion feature in the Thoratec Loan Agreement. In the three and nine months ended September 30, 2009, we recognized a non-cash charge of approximately $2.2 million due to the increase in the fair value of this derivative between July 31, 2009 and September 30, 2009. This increase in fair value was primarily due to an increase in the fair value of our common stock from July 31, 2009 to September 30, 2009. There was no such charge in 2010 as the Loan Agreement terminated in the fourth quarter of 2009.
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
As of September 30, 2010, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded so there is no tax provision provided on our consolidated income statement. We intend to closely consider whether to record a deferred tax asset as we further expand the commercialization of our products.
Liquidity and Capital Resources
As of September 30, 2010, we had approximately $93.0 million in cash, cash equivalents and investments, compared to $50.8 million at December 31, 2009. The increase is primarily a result of the cash proceeds from our public offering of common stock, which closed in February 2010.

Following is a summary of our cash flow activities:

	Nine Months Ended September 30,
	2010	2009

Net cash used in operating activities	$(14,886,038)	$(22,411,377)
Net cash used in investing activities	(30,222,541)	(1,349,617)
Net cash provided by financing activities	61,667,195	33,610,379
Effect of exchange rate changes on cash and cash equivalents	104,978	767,832

Net increase in cash and cash equivalents	$16,663,594	$10,617,217

Cash Used in Operating Activities
Cash used in operating activities in the nine months ended September 30, 2010 included a net loss of approximately $22.4 million, non-cash adjustments to net loss of approximately $10.3 million and changes in assets and liabilities of $2.8 million. Non-cash adjustments consisted of share-based compensation of approximately $8.6 million and $1.8 million of depreciation, amortization and other non-cash expenses. Changes in assets and liabilities included a use of cash of approximately $8.3 million for the purchase and manufacture of inventories partially offset by $2.8 million in net accounts receivable collections. We expect inventory purchases and increases in accounts receivable to be a significant use of cash for the remainder of 2010 as we continue to enroll patients in clinical trials in the United States and increase our international commercial sales.
Cash used in operating activities in the nine months ended September 30, 2009 included a net loss of approximately $19.0 million and non-cash adjustments to net loss of approximately $5.1 million, which consisted of approximately $2.2 million for the change in fair value of a derivative, $1.8 million of share-based compensation and $1.0 million of depreciation, amortization and other non-cash expenses. Changes in assets and liabilities used cash of approximately $8.5 million, including a $5.9 million increase in accounts receivable and approximately $4.5 million for the purchase and manufacture of inventories.
Cash Used in Investing Activities
In the nine months ended September 30, 2010 we utilized approximately $25.8 million for the purchase of investments. These investments consist of investment grade corporate and US government agency debt. Other investing activities in the nine months ended September 30, 2010 and 2009 used cash of approximately $4.4 million and $1.4 million, respectively, for the purposes of acquiring property, plant and equipment and for capitalized patent costs. In the nine months ended September 30, 2010, we had significant purchases of machinery, equipment and software to support our expanding operations and research and development programs.
Cash Provided by Financing Activities
In February 2010, we completed a public offering of approximately 1.77 million shares of our common stock, including the underwriter’s exercise of their over-allotment option to purchase 230,595 shares, at an offering price of $35.50 per share for aggregate gross proceeds of approximately $62.8 million. After fees and expenses, net proceeds from the offering were approximately $58.5 million. The offering was completed pursuant to a prospectus supplement, dated January 27, 2010, to a shelf registration statement previously filed with the SEC and which was declared effective on January 20, 2010. This shelf registration statement allows us to offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering, any combination of the securities described in the prospectus, up to an aggregate amount of $100 million. The exercise of stock options in the nine months ended September 30, 2010 and 2009 resulted in cash proceeds of approximately $3.3 million and $621,000, respectively.

We began generating revenue in August 2008 with the commencement of our US bridge-to-transplant clinical trial. Continued revenue is contingent upon, among other things, market acceptance of our products among physicians, competitive clinical outcomes, patients, health care payers or the medical community as well as our capacity to successfully and efficiently manufacture our products. We expect to continue to incur significant spending due to increased selling and marketing costs, on-going regulatory and compliance requirements, increased clinical trial costs associated with our clinical trials and additional operating expenses related to continued corporate growth.
For the remainder of 2010, our cash and cash equivalents are expected to primarily be used to fund our ongoing operations, including continuing to expand our sales and marketing capabilities on a global basis, supporting the Continued Access Program for our bridge-to-transplant clinical trial and preparing a pre-market approval submission to the FDA for such trial, continuing our US destination therapy clinical study, purchases of machinery and equipment, continued product development, regulatory and other compliance functions as well as for general working capital. We believe our cash, cash equivalents and investments as of September 30, 2010 are sufficient to support our planned operations for at least the next twelve months.
Contractual Obligations
On August 16, 2010, we renewed our lease for our headquarters in Framingham, Massachusetts. Under the amended lease we will occupy additional space in the fourth quarter of 2010, increasing our total square footage from 7,040 to approximately 15,000. Base rent obligations will increase to approximately $275,000 per year. The lease term expires on December 31, 2014 and we have an option to renew for an additional four-year period at fair market value. We also have an option to expand with an additional 3,002 square foot space in the building.
On September 30, 2010, we renewed our lease for our Miami Lakes, Florida location. Under the amended lease we will maintain our existing space of approximately 60,000 square feet, extend the lease term by approximately two years to expire on June 30, 2013 and pay a base rent of $9.00 per square foot starting in June 2011, subject to a 3% annual escalation. Under the amended lease, we have an option to renew for two additional three-year periods.
Other than the lease renewals discussed above, in the three and nine months ended September 30, 2010, there were no material changes to our contractual obligations reported in our Annual Report on Form 10-K filed with the SEC on February 23, 2010, outside the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.
Interest Rate Risk
The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our investment portfolio is made up of marketable investments in money market funds and debt instruments of high quality corporate issuers and US government agencies. All investments are carried at fair value and are treated as available-for-sale. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. If interest rates rise, the market value of our investments may decline, which could result in a loss if we were forced to sell an investment before its scheduled maturity. We do not presently use derivative financial instruments in our investment portfolio.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the information set forth in this report you should carefully consider the risk factors discussed in Item 1A — Risk Factors in our Annual Report on Form 10-K.
The following risk factors reflect a material change to the Risk Factors set forth in our 2009 Annual Report on Form 10-K.
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
If we fail to successfully introduce next generation products and improvements to our existing product, our future growth may suffer.
As part of our strategy, we intend to develop and introduce a number of next generation products and make enhancement to our existing product. We also intend to develop new indications for our existing products. If we fail to successfully develop, manufacture, introduce or commercialize any of these new products, product improvements and new indications on a timely basis, or if they are not well accepted by the market, our future growth may suffer.
The long and variable sales and deployment cycles for our VAD systems may cause our product sales and operating results to vary significantly from quarter-to-quarter.
Our VAD systems have lengthy sales cycles and we may incur substantial sales and marketing expenses and expend significant effort without making a sale. Even after making the decision to purchase our VAD systems, our customers often deploy our products slowly. In addition, cardiac centers that buy the majority of our products are usually led by cardiac surgeons who are heavily recruited by competing centers or by centers looking to increase their profiles. When one of these surgeons moves to a new center we sometimes experience a temporary but significant reduction in purchases by the departed center while it replaces its lead surgeon. As a result, it is difficult for us to predict the quarter in which customers may purchase our VAD systems and our product sales and operating results may vary significantly from quarter to quarter.
If we cannot successfully manage the additional business and regulatory risks that result from our expansion into multiple foreign markets, we may experience an adverse impact to our business, financial condition and results of operations.
We have aggressively expanded, and expect to continue to expand, into additional foreign markets.  This expansion will subject us to new business and regulatory risks, including, but not limited to:

•	failure to fulfill foreign regulatory requirements on a timely basis or at all to market the HeartWare System or other future products;
•	availability of, and changes in, reimbursement within prevailing foreign health care payment systems;
•	adapting to the differing laws and regulations, business and clinical practices, and patient preferences in foreign countries;
•	difficulties in managing foreign relationships and operations, including any relationships that we may establish with foreign partners, distributors or sales or marketing agents;
•	differing levels of protection for intellectual property rights in some countries;
•	difficulty in collecting accounts receivable and longer collection periods;
•	costs of enforcing contractual obligations in foreign jurisdictions;
•	recessions in economies outside of the United States;
•	political instability and unexpected changes in diplomatic and trade relationships;
•	currency exchange rate fluctuations; and
•	potentially adverse tax consequences, including our ability to interpret local tax rules and implement appropriate tax treatment/collection.

We will be impacted by these additional business risks, which may adversely impact our business, financial condition and results of operations. In addition, expansion into additional foreign markets imposes additional burdens on our small executive and administrative personnel, research and sales department and generally limited managerial resources. Our efforts to introduce our current or future products into additional foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investments required for expansion into additional foreign markets could exceed the returns, if any, generated from this expansion.
The taxation and customs requirements, together with other applicable laws and regulations of certain foreign jurisdictions, can be inherently complex and subject to differing interpretation by local authorities. We are subject to the risk that either we have misinterpreted applicable laws and regulations, or that foreign authorities may take inconsistent, unclear or changing positions on local law, customs practices or rules.  In the event that we have misinterpreted any of the above, or that foreign authorities take positions contrary to ours, we may incur liabilities that may differ materially from the amounts accrued in the accompanying condensed consolidated financial statements.
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

We raised approximately $58.5 million in the offering, after deducting underwriting discounts and commissions of $3.8 million and other estimated offering costs of $470,000. No payments were made by us to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We have used to date approximately $18.9 million of the net proceeds of the offering, including approximately $7.6 million for the purchase of inventories, approximately $7.7 million for general working capital and approximately $3.5 million for purchases of property, plant and equipment. Approximately $25.8 million of the cash proceeds were used to purchase investments, which we expect to liquidate from time to time as necessary or desirable.
ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of HeartWare International, Inc. (1)

3.2	Bylaws of HeartWare International, Inc. (1)

10.1	Second Amendment to Business Lease, dated August 9, 2010, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC (2)

10.2	First Amendment to Lease made as of the 30th day of September, 2010 by and between JDRP ASSOCIATES NO. 1, LTD. and HEARTWARE, INC. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2010.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2010.

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.
Date: November 4, 2010	/s/ Douglas Godshall
Douglas Godshall
Chief Executive Officer

Date: November 4, 2010	/s/ David McIntyre
David McIntyre
Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002