Form 10-K
period 2010-12-31
HeartWare International, Inc.
filed 2011-02-24
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2010
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price of the common stock reported on the NASDAQ Stock Market as of June 30, 2010, was approximately $664.0 million. For purposes of the above statement only, shares of the registrant’s common stock held by directors and executive officers and entities or persons that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2010 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 11, 2011, the registrant had 13,891,230 shares of common stock, par value $0.001, issued and outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2010.

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
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation:
•	our expectations with respect to regulatory submissions and approvals, such as FDA approval of our premarket approval application for our HeartWare® Ventricular Assist System for a bridge-to-transplant indication;
•	our expectations with respect to our clinical trials, including enrollment in or completion of our clinical trials;
•	our expectations with respect to the integrity or capabilities of our intellectual property position;
•	our ability and plans to commercialize our existing products;
•	our ability and plans to develop and commercialize new products and the expected features and functionalities and possible benefits of these products; and
•	our estimates regarding our capital requirements and financial performance, including profitability.
Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on our forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules and regulation of the Securities and Exchange Commission. We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission. Investors should read the entire Annual Report on Form 10-K and consult their respective financial, legal or other professional adviser in relation to the subject matter therein, especially as it pertains to our risks and uncertainties outlined in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K, together with the information provided in our other public filings with the Securities and Exchange Commission.

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
Trademarks
HEARTWARE®, HVAD® and MVAD®, KRITON® and various company logos are the trademarks of the Company, in the United States, Europe, Australia and other countries. All other trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1.	Business
Overview
HeartWare develops and manufactures small implantable heart pumps, or ventricular assist devices, for the treatment of advanced heart failure. The HeartWare Ventricular Assist System (the “HeartWare System”), which includes a left ventricular assist device (“LVAD”), or blood pump, patient accessories and surgical tools, is designed to provide circulatory support for patients in the advanced stage of heart failure. The core of the HeartWare System is a proprietary continuous flow blood pump, the HVAD Pump, which is a full-output device capable of pumping up to 10 liters of blood per minute. The HeartWare System is designed to be implanted adjacent to the heart, avoiding the abdominal surgery generally required to implant similar devices.
Heart failure is a chronic disease that results in the heart’s pumping power being weaker than normal. In a healthy person, the left ventricle of the heart pumps oxygenated blood into the aorta and the blood is then circulated throughout the body until it returns through the venous system to the right side of the heart, which pumps it into the lungs where it is re-oxygenated. If the left ventricle is not working properly, the oxygenated blood is not fully cleared from the lungs and the blood is not circulated effectively. If the muscle of the left ventricle is damaged or is not working efficiently, the ventricle will tend to compensate by working harder in an effort to supply adequate blood flow into the aorta. The increased effort generally results in dilation, or enlargement, of the ventricle, rather than increased blood flow. This dilation then makes it harder for the heart to contract effectively which results in even lower blood flow and increased effort and further dilation of the ventricle. This progressive, degenerative process generally continues until the patient becomes debilitated and eventually dies from inadequate clearing of the lungs and inadequate flow of oxygenated blood throughout the body. The inadequate lung clearance or lung congestion is why the advanced stages of heart failure are called congestive heart failure.
In 2009, we received CE Marking for the HeartWare System in the European Union allowing for commercial sale and distribution of our device for bridge-to-transplant use. In the U.S., the device is the subject of clinical trials for two indications: bridge-to-transplant under a continued access protocol and destination therapy. Our device is also available in other countries around the world under special access programs and limited commercial availability. As of December 31, 2010, the HeartWare System has been implanted in patients at over 70 health care sites in 18 countries.
Bridge-to-transplant
HeartWare’s ADVANCE clinical trial is a Food and Drug Administration approved IDE study designed to evaluate the HeartWare® Ventricular Assist System as a bridge to heart transplantation for patients with end-stage heart failure. Between August 2008 and February 2010, 140 patients at 30 hospitals in the United States received the HeartWare investigational device. The per protocol analysis includes 137 patients in the investigational device cohort.
On December 27, 2010 HeartWare submitted to the FDA a Premarket Approval, or PMA, application seeking approval of the HeartWare System for the bridge-to-transplant indication. The PMA application was supported with data from our bridge-to-transplant clinical trial, named “ADVANCE”, in the U.S.
IDE Supplements have allowed us to continue to enroll patients in our ADVANCE trial under a Continued Access Protocol (“CAP”). The CAP makes the HeartWare System available to patients and clinicians while also providing additional data for the FDA to evaluate prior to determining whether or not to approve the HeartWare System. The CAP patients will be enrolled and followed under a modified protocol of the ADVANCE trial.
On November 14, 2010, data from HeartWare’s bridge to heart transplantation (“BTT”) study, ADVANCE, was presented at the 2010 Scientific Sessions of the American Heart Association by co-principal investigator Keith Aaronson, M.D. M.S., Associate Professor in the Division of Cardiovascular Medicine and Medical Director of the Heart Transplant Program and Center for Circulatory Support at the University of Michigan, on behalf of the ADVANCE investigators.

Results from the ADVANCE clinical study showed that 92% of the investigational device patients met the per protocol primary endpoint of the trial, which was defined as alive on the originally implanted device, transplanted or explanted for recovery at 180 days. Results from the ADVANCE clinical study also demonstrated that 94% of the investigational device patients enrolled in the study achieved a survival endpoint at 180 days.
Results for the comparator arm of the study, derived from 499 contemporaneous patients from the Interagency Registry for Mechanically Assisted Circulatory Support (“INTERMACS”) demonstrated 90% success of the primary endpoint at 180 days, as well as Kaplan-Meier survival at 180 days of 90%. Based on these results for the primary endpoint of the ADVANCE study, noninferiority of the investigational device was established [p<0.001].
Destination Therapy
In June 2010, we received conditional IDE approval from the FDA to begin enrollment in our destination therapy clinical study for the HeartWare System. Designed to enroll up to 450 patients at 50 U.S. hospitals, the non-inferiority study, which is named “ENDURANCE,” is a randomized, controlled, unblinded, multi-center clinical trial to evaluate the use of the HeartWare System as a destination therapy in advanced heart failure patients. The study population will be selected from patients with end-stage heart failure who have not responded to standard medical management and who are ineligible for cardiac transplantation. Patients in the study will be randomly selected to receive either the HeartWare System or, as part of a control group they will be implanted with any alternative left ventricular assist device (“LVAD”) approved by the FDA for destination therapy, in a 2:1 ratio. Each patient receiving the HeartWare System or control LVAD will be followed to the primary endpoint at two years, with a subsequent follow-up period extending to five years post implant. In August 2010, our first patient was implanted as part of the ENDURANCE trial and we received full IDE approval from the FDA in September 2010. As of the end of December 31, 2010, 24 of the 50 sites were initiated, and approximately 50 patients had been enrolled.
Other Clinical Activities
On January 24, 2011, The University of Michigan Cardiovascular Center and the University of Pittsburgh announced that they had been awarded grants from the National Heart, Lung and Blood Institute and HeartWare International, Inc. to conduct a study exploring the potential benefits of left ventricular assist devices, or LVADs, in patients who will be given earlier access to these devices. Our financial commitment for the study is up to $9.6 million of actual costs over the five-year trial period. The terms and conditions of the financial commitment are subject to completion of a definitive agreement. In the study, called REVIVE-IT, researchers will compare whether non-transplant eligible patients with heart failure less advanced than that of current LVAD recipients do better with implanted devices than with current medical therapy. The REVIVE-IT study device will be HeartWare’s left ventricular assist device, the HVAD pump. The pilot study of approximately 12 U.S. sites, including Michigan and Pittsburgh, will include 100 patients.
Other Devices
Beyond the HeartWare System, we are also evaluating our new miniaturized device, known as the MVAD. The MVAD is based on the same technology platform as the HeartWare System but adopts an axial flow, rather than a centrifugal flow, configuration and is being developed in multiple designs. The MVAD designs are currently at the preclinical stage and undergoing animal studies focused on less invasive implantation techniques, in preparation for first-in-man studies. Each of the MVAD configurations is approximately one-third the size of the HVAD Pump. We believe that the MVAD designs will be implantable by surgical techniques that are even less invasive than those required to implant the HVAD Pump.
Operations
We began generating revenue from sales of the HeartWare System in August 2008 and have incurred net losses in each year since our inception. We expect our losses to continue as we advance and expand our clinical trial activities in the United States, continue to develop commercial markets outside of the United States and expand our research and development into next generation products, including the MVAD, and peripherals such as next generation controllers.

We have financed our operations primarily through the issuance of convertible notes and the issuance of shares of our common stock. Most recently, on December 15, 2010, the Company issued Convertible Senior Notes with an aggregate principal amount of $143.75 million pursuant to the terms of an Indenture dated as of December 15, 2010. The Convertible Senior Notes are senior unsecured obligations of the Company. The Convertible Senior Notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The Convertible Senior Notes will mature on December 15, 2017, unless earlier repurchased or converted. In February 2010, we closed a public offering, under a shelf registration on Form S-3 filed with the Securities and Exchange Commission on December 24, 2009, of approximately 1.77 million shares of our common stock at an offering price of $35.50 per share for aggregate gross proceeds of approximately $62.8 million. This amount includes the underwriter’s exercise of their over-allotment option to purchase an additional 230,595 shares of our common stock at the offering price. In August 2009, we sold approximately 2.74 million shares of our common stock through private placements in the United States and Australia, which raised net proceeds of approximately $58.6 million
We are headquartered in Framingham, Massachusetts. We have an operations and manufacturing facility in Miami Lakes, Florida, a small development and operations facility in Sydney, Australia and a small distribution and customer service facility in Hannover, Germany. We are also renovating a second facility in Miami Lakes, Florida to enable us to meet expected increased demand in the future. As of December 31, 2010, we had 206 employees worldwide.
Market Opportunity
Heart Failure
Heart failure is one of the leading causes of death in the developed world. The American Heart Association estimates that heart failure affects 5.8 million people in the United States, while the European Society of Cardiology reports a prevalence of at least 10 million in European countries. Heart failure is a cardiovascular disease with both an increasing incidence and death rate worldwide. In the United States, approximately 670,000 new cases are diagnosed annually and approximately 300,000 patient deaths are attributed to advanced heart failure.
Our Target Markets—Class III and Class IV Patients
Our devices target certain classes of advanced heart failure patients, specifically Class III and IV patients as defined by the New York Heart Association (“NYHA”). It is estimated that the number of Class III and Class IV heart failure patients worldwide is approximately 7 million and that approximately 20% of these patients could benefit from a circulatory assist device. We believe that there is a significant market opportunity for ventricular assist devices, or VADs, that are smaller, easier to implant, easier to use and/or more reliable than the devices that are currently available. We also believe there is a significant market opportunity for any device that, relative to existing therapies, demonstrates superior patient outcomes at a lower cost.
It is estimated that there are approximately 5 million Class III heart failure patients worldwide. Of these 5 million patients, we estimate that approximately 1 million patients are severely impacted by congestive heart failure, or CHF, but are not yet nearing the end stages of the disease. While these patients suffer on a daily basis, they do not need the same full support as the sicker, later-stage Class IV patients and they may be less willing to undergo the more invasive procedure required for the placement of the typical LVAD. We believe that up to one-third of these 1 million patients could be candidates for a less invasive surgical approach such as the one we are developing with the MVAD. We believe that a less invasive surgical approach should make more patients and their physicians comfortable with the benefits of the implant because of the potential for reduced surgical risk and shorter post-operative recovery periods.

CHF Treatment Options
Although many pharmacological therapies and pacing devices that are designed to stimulate the heart have proven to be effective at prolonging the quality and duration of a patient’s life, such treatments and devices do not halt the progression of CHF. Pharmacologic management of CHF focuses primarily on increasing or stimulating the force of heart contractions. Medication regimens aim to improve the effectiveness of the heart’s contractions and slow the rate of CHF progression. For later stage Class III and Class IV patients, some investigations have suggested that the increase in patient survival rates using medical therapy is limited and that optimal medical therapy has not been demonstrated to stop or reverse the effects of CHF. Other approaches, such as devices that allow physicians to restrict or reduce the size of the heart and cell based therapy, are either in the early development stages or have not yet achieved outcomes that we believe would lead most physicians to consider these technologies as viable solutions.
Heart transplantation is the current primary therapy for refractory advanced heart failure and ultimately provides the best recovery of cardiac function. Heart transplantation is an effective and accepted surgical procedure that can result in end-stage heart failure patients resuming relatively normal lives for a period usually expected to be ten years or longer. However, the therapy is significantly constrained by the limited number of available donor hearts. Also, many patients with heart failure are ineligible for heart transplantation because of factors such as age or the presence of other diseases.
LVAD Treatment for Advanced Heart Failure
Circulatory assist devices are designed to take over some or all of the pumping function of the heart by mechanically pumping blood into the aorta. Implantation of circulatory assist devices is the only therapy other than transplantation that has been shown to fully rehabilitate a patient from NYHA Class IV to Class I or II. A November 2001 article in The New England Journal of Medicine on a study entitled “Randomized Evaluation of Mechanical Assistance for the Treatment of Congestive Heart Failure,” or the REMATCH study, concluded that “the use of a left ventricular assist device in patients with advanced heart failure resulted in a clinically meaningful survival benefit and an improved quality of life. A left ventricular assist device is an acceptable alternative therapy in selected patients who are not candidates for cardiac transplantation.” The conclusions in this study have since been reconfirmed in a number of subsequent similar studies with LVADs, including a bridge to transplant study and a destination therapy study, reported in the August 2007 and November 2009 articles respectively in The New England Journal of Medicine.
A large population of end-stage heart failure patients can benefit from LVAD therapy, such as our HeartWare System. Within this population there are four different indications of use of LVADs: “bridge-to-transplant” therapy, “bridge-to-decision” therapy, “destination therapy” and “bridge-to-recovery” therapy.
Bridge-to-transplant therapy - Each year, the number of heart failure patients in need of a heart transplant exceeds the number of donor hearts that become available. According to the United Network for Organ Sharing, there were 2,229 transplants conducted in the United States in 2008, and as of February 11, 2011, 3,184 people are currently listed for heart transplant. The “2009 Annual Report of the OPTN and SRTR: Transplant Data 1999-2008” reported approximately 33% of transplant candidates spend one year or more on the waiting list. According to the Organ Procurement and Transplantation Network, or OPTN, approximately 30% of the patients listed for transplant in 2008 received an LVAD as a bridge to transplant or decision. Bridging the patient to transplant provides time to stabilize and clinically optimize the patient until a suitable donor heart becomes available. We expect this percentage of patients on the waiting list who receive LVAD support as a bridge-to-transplant to increase as surgeons and cardiologists become more familiar with the technology and confidence in the procedure grows in line with improving clinical data and device reliability.
Bridge-to-decision therapy — LVADs are increasingly being used to assist physicians in determining which patients previously not eligible for a transplant should be listed. Rather than disqualify certain patients based upon their pre-LVAD implant status, many patients now receive LVAD implants and then the physician subsequently evaluates whether or not to list them for heart transplant in the future. The LVAD “bridges” the physician’s listing decision and enables them to determine whether or not the patient will be a good transplant candidate by evaluating their overall health status after time spent on the LVAD. This indication is best reflected in the National Institute of Health’s, or NIH, sponsored INTERMACS registry, which showed in June 2010 that 43% of registered patients were listed for heart transplant at the time of their implant, while 42% were listed as “bridge to candidacy.” Of note, 11.5% were registered as destination therapy.

Destination therapy - Circulatory assist devices can also be used as a permanent or lifetime therapy in medically refractory advanced heart failure patients who are deemed ineligible for heart transplantation due to, for example, their age or the presence of other diseases. The NIH estimates that destination therapy represents a long-term option for up to 100,000 patients in the United States. For these late stage patients, drug therapy historically has been the only alternative, with the 12-month mortality rate of approximately 75%. We believe that device durability and reliability, together with ease and perceived risk of implantation and better clinical outcomes, are important factors in determining whether destination therapy LVADs will become accepted by physicians and patients.
Bridge-to-recovery therapy - Circulatory assist devices that provide prolonged unloading of the heart muscle, or myocardium, have been claimed to lead to recovery of the heart in some patients. In these patients, the combination of ventricular unloading combined with pharmaceutical therapy enables the physician to wean the patient from the pump and eventually remove it. This potential application of LVADs was cited in the November 2006 New England Journal of Medicine article that described a recovery rate of approximately 75% in the Harefield Hospital study. While there can be no certainty that these results will be replicated or occur with sufficient repeatability in similar clinical trials, we believe that if use of LVADs in these circumstances achieves widespread physician acceptance, the potential market for use of our HeartWare System in bridge-to-recovery therapy could increase significantly since removal of the device reduces the potential clinical risks associated with pumps that are left in place for multiple years.
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
The HeartWare System
The first product in our portfolio, the HeartWare System, is comprised of the HVAD Pump, a small, permanently implantable LVAD, patient accessories and surgical tools. The HVAD Pump is capable of generating up to 10 liters of blood flow per minute. With a displaced volume of only 50 cubic centimeters and a mass of 140 grams, the HVAD Pump is the only full-output pump implantable in the pericardial space, directly adjacent to the heart. It is also the only pump designed to be implanted above the diaphragm in all eligible patients. We believe the implanting in the pericardial space generally leads to significantly shorter surgery time and a less invasive procedure relative to alternative devices, which are normally implanted in the abdomen.
Device reliability of the HeartWare System is designed to be enhanced through the use of dual motor stators with independent drive circuitry, allowing a seamless transition between dual and single stator mode if required. The pump’s inflow cannula is integrated with the device itself, providing proximity between the heart and the pumping mechanism, facilitating ease of implant and helping to ensure optimal blood flow characteristics. The use of a wide-bladed impeller and the clear flow paths through the pump are designed to help minimize the risk of pump-induced damage to blood cells.

The HeartWare System has been approved for sale in Europe since early 2009. In the United States, we must obtain Premarket Approval, or PMA, before the HeartWare System can be commercialized. That PMA application was submitted to the FDA in late December 2010.
The HeartWare MVAD
The MVAD, currently under development, is a miniaturized device intended for chronic heart failure patients which is capable of being delivered in various configurations. The current design is a full-output axial flow pump with a fully suspended rotor and a displacement volume approximately one-third that of the HVAD Pump. The MVAD has been shown in animal trials to have comparable blood flow characteristics to the HVAD Pump and thus we believe should support the human heart’s full cardiac output. Implantation of the MVAD is expected to require surgery less invasive than even the HVAD implant. The device is expected to be implanted without the surgeon making an incision through the midline of the breastbone, or sternum, in order to gain access to the heart (a median sternotomy).
We believe it is likely that more patients will be willing to undergo a less invasive surgical procedure than are currently comfortable with the full sternotomy required for an LVAD implantation using presently available technologies. We expect physician referrals to increase for the same reason. We anticipate that the MVAD will increase the potential pool of eligible, destination therapy patients in the United States. We have six different versions of the MVAD moving through preclinical evaluations and we expect to commence Good Laboratory Practices (“GLP”) animal studies, the prelude to human clinical studies, for the first MVAD version early in 2011.
The first MVAD preclinical studies began in August 2005. More than 75 animal studies have been conducted, with the recent focus being on novel, less invasive implantation techniques. Before the MVAD product will be available for commercial sale, we will need to achieve the following milestones:
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
Our implantable system is in the early stages of development. Before the implantable system will be available for clinical trials, there must be significant improvements in battery technology and we must undertake significant work, including building functional prototypes of the implantable system, completing animal studies, developing manufacturing processes and completing formal verification testing, Good Laboratory Practices (“GLP”) animal testing, human clinical trials and regulatory approvals.

We are also working to develop a smaller controller/battery unit to provide our patients with more freedom and mobility. We believe it is important to continue to innovate in this area in order to improve our patients’ quality of life.
Our Business Strategy
Our primary goal, above all else, is to focus on optimizing patient outcomes. To this end, we are leading innovation in the LVAD sector and are also striving to develop and maintain a proprietary technology platform that enables the development of a pipeline of ever-smaller heart pumps that will reduce procedural invasiveness and simultaneously increase the number of patients who can benefit from our products.
We believe that our technology portfolio provides us with a significant competitive advantage in the market. To capitalize on that advantage, we are pursuing the following plan:
Expand Market Penetration outside of the U.S. — We sell directly to VAD centers throughout Europe and through a limited number of distributors. With the receipt of CE Marking in January 2009, we began to develop the necessary infrastructure to support commercial sales in Europe. During the course of 2010, we expanded our staffing in international markets to 12 clinical and sales specialists. In 2010, we leveraged interest in our products by training and initiating additional VAD centers, adding distribution partners and expanding the number of countries from which we generated product sales. We generated sales in 2010 from customers in 17 countries outside of the United States. In the future, we intend to build wider distribution channels and ordering systems to deliver our products to the European market on a wider commercial scale. In 2011 we intend to continue to seek regulatory approval to commercially sell our device internationally outside of the European market.
Obtain regulatory approval in the United States — In September 2008, we received full IDE approval from the FDA and commenced a 150 patient bridge-to-transplant clinical trial in up to 28 centers. The FDA allowed an increase to 40 centers in 2009, and in February 2010, we completed enrollment of this trial with 140 patients implanted with the HeartWare System. The remaining 10 patients were enrolled but did not receive an implant of the HeartWare System because they failed to meet the trial’s inclusion and exclusion criteria. We filed a PMA application with the FDA in late December 2010.
In June 2010, we received conditional IDE approval from the FDA to begin enrollment in our destination therapy clinical study for the HeartWare System. Designed to enroll up to 450 patients at 50 U.S. hospitals, the non-inferiority study, which is named “ENDURANCE,” is a randomized, controlled, unblinded, multi-center clinical trial to evaluate the use of the HeartWare System as a destination therapy in advanced heart failure patients. Each patient receiving the HeartWare System or control LVAD will be followed to the primary endpoint at two years, with a subsequent follow-up period extending to five years post implant. In August 2010, our first patient was implanted as part of the ENDURANCE trial and we received full IDE approval from the FDA in September 2010.
Focus on continuous product development — In parallel with the clinical development of the HeartWare System, we plan to advance the development of our next generation products, such as our MVAD and to enhance our existing HeartWare System peripheral equipment. Our first MVAD animal studies began in August 2005, and in 2007 through 2010 we conducted more than 75 animal studies focused on minimally invasive surgical techniques. We expect assessment and development and/or enhancement work for the MVAD, the TET system and our existing HeartWare System peripheral equipment to continue for the foreseeable future. The MVAD designs are currently at the preclinical stage and undergoing animal studies focused on less invasive implantation techniques, in preparation for first-in-man studies. The primary objective of these projects is improved ease of implantation and use of the HeartWare System that we believe will enhance market acceptance.

Partner with leading professionals in the fields of cardiovascular surgery around the world —We have established relationships with leading professionals in the field of cardiovascular surgery and heart centers around the world and continue to expand this network. We believe these relationships are key to our growth as they help to drive clinical awareness of our products.
Sales and Marketing
Our sales and marketing strategy is to educate and promote the benefits of left ventricular assist devices for the treatment of clinical heart failure among a variety of health care professionals. Outside of the U.S., we market directly to cardiac centers and hospitals that perform heart transplants. In the U.S., until we receive the necessary regulatory approvals, our device is not actively marketed but the device is available through clinical studies.
We work with a broad spectrum of health care industry participants to promote the clinical benefits of our device, including hospital administrators, cardiologists, surgeons, nurses, perfusionists, insurers and government and industry representatives. Key to the development of our business is optimizing patient outcomes via effective training and clinical end-user support programs and resources.
More than 900 patients globally have been implanted with the HeartWare Ventricular Assist System. At December 31, 2010, the HeartWare System has been implanted in patients at over 70 health care sites in 18 countries. To support commercial sales and enrollments in clinical trials we have created field teams including sales and marketing personnel and clinical specialists to educate and service this larger and rapidly growing patient base. In addition, we partner with leading physicians in the field to proctor and preceptor new physicians on the use of our devices in their centers and to present clinical and technical data about our system at scientific symposia, congresses, and trade shows, as well as publish for mass distribution in peer reviewed cardiovascular journals.
In addition, our product management team conducts market research on end-user preferences and unmet needs, indentifies ways to evergreen our HVAD technology with new enhancements, and works with research and development on new technologies that meet newly identified needs that are not currently addressed with our current platform of products.
Intellectual Property
We rely on a combination of patents, trade secrets, trademarks and copyrights, together with non-disclosure and confidentiality agreements, to protect our proprietary rights in our technologies.
We have an extensive patent portfolio which includes, as of December 31, 2010, 21 issued U.S. patents and 10 issued Australian patents, 5 issued patents in Japan, Germany, the United Kingdom and France, as well as patents issued in the Netherlands, Spain, Italy, Korea, Canada and Israel. We also have 25 pending U.S. patent applications and a number of international patent applications filed under the Patent Cooperation Treaty, as well as in Canada, Japan, Europe, Australia, China, India, Korea and Israel.
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
Major patents and pending patent applications covering technologies for our HeartWare System are scheduled to expire at various times between 2016 and 2027. Patents and patent applications covering technologies for our MVAD pump system are scheduled to expire at various times between 2024 and 2030.

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
Despite our efforts, we may be subject to challenges, with or without merit, regarding our patents or other intellectual property. The medical device industry is characterized by a large number of patents and by frequent and substantial intellectual property litigation. Our products and technologies could infringe, or other persons could allege that our products and technologies infringe, upon the proprietary rights of third parties. If third parties successfully assert infringement or other claims against us, we may not be able to sell our products. In addition, patent or intellectual property disputes or litigation may be costly, result in product development delays or divert the efforts and attention of our management and technical personnel. If any such disputes or litigation arise, we may seek to enter into a royalty or licensing arrangement. However, such an arrangement may not be available on commercially acceptable terms, if at all. We may decide, in the alternative, to litigate the claims or to design around the patented or otherwise proprietary technology. At this time we are not party to any material legal proceedings that relate to patents or proprietary rights. We have had communication with various parties regarding certain of our patents which are material to our business and these are discussed in Item 1A. “Risk Factors.”
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
Government Regulation
United States
Our products will be regulated by the FDA as a Class III medical device under the U.S. Food, Drug, and Cosmetic Act. FDA regulations govern:
•	product design and development;
•	product testing;
•	product manufacturing;
•	product safety and effectiveness;
•	product labeling;
•	product storage;
•	record keeping;
•	premarket approval;
•	advertising and promotion;
•	distribution;
•	product sales and post-market activities;
•	import and export;
•	medical device (adverse event) reporting; and
•	field corrective actions (e.g., recalls).

Premarket Approval
Each of our devices will be regulated as a Class III medical device. PMA approval from the FDA is required before marketing of a Class III medical device in the United States can commence. The process of obtaining PMA can be costly, lengthy and uncertain. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical and clinical trials to demonstrate the safety and effectiveness of the device to the FDA’s satisfaction. Among other information, the PMA application must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed device and patient labeling.
If the FDA determines that a PMA application is complete, the FDA accepts the application and then begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review and response process generally occurs over a significantly longer period of time, typically one year, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of our and our key suppliers’ facilities to evaluate compliance with the quality system regulation. They will also conduct a Bioresearch Monitoring (“BIMO”) inspection of the clinical trial including some of the clinical data sites. Under the Medical Device User Fee and Modernization Act of 2002, the fee to submit a PMA application can be up to $200,775. We qualified for a small business exemption that allowed us to file our first PMA application at no charge. PMA supplements are required for modifications to the manufacturing process, labeling, use and design of a device that is approved through the premarket approval process. PMA supplements often require submission of the same type of information as a PMA application except that the supplement is limited to information needed to support any changes from the device covered by the original PMA.
We have approval from the FDA to implant additional bridge-to-transplant patients under the Continued Access to Investigational Devices program (“Continued Access”) in any U.S. center that implanted a patient in our ADVANCE bridge-to-transplant clinical study.
Pervasive and Continuing FDA Regulation
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
We currently sell the HeartWare System to centers in Australia on a limited basis, under a Special Access program. We expect to receive TGA approval in 2011.
Other International Regulations
We are also subject to international regulations in other countries where our products are sold. We currently have limited sales to customers in countries outside of the EU, U.S. and Australia including Malaysia, Canada and New Zealand. These regulations relate to product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our products in these countries are similar to those of the FDA. The national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries.
In order to be positioned for access to European and other international markets, we sought and obtained certification under the International Standards Organization (“ISO”) 13485 standards. ISO 13485 is a set of integrated requirements, which when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO, a worldwide federation of national bodies, founded in Geneva, Switzerland in 1947. ISO has more than 90 member countries and ISO certification is widely regarded as essential to enter Western European markets.

Healthcare Regulation
Recent healthcare policy changes
In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. For example, on March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law by President Obama. On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”) was also signed into law by President Obama. Among other things, the PPACA and the Reconciliation Act (collectively, the “Acts”), when taken together, impose a 2.3% excise tax on the sale of certain medical devices that will take effect in 2013. In addition, it is possible that standard setters or regulators may address certain unique aspects of the accounting for the Acts in the future. In light of the inherent uncertainty of how these Acts and other companion legislation, if any, will be implemented and applied, we are unable to fully predict the actual impact on our business.
Regulations related to prohibiting “kickbacks” and false claims and protecting patient confidentiality
A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state and foreign laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Because we may provide some coding and billing information to purchasers of the HeartWare System and our other products, and because we cannot assure that the government will regard any billing errors that may be made as inadvertent, these laws are potentially applicable to us. In addition, these laws are potentially applicable to us because we provide reimbursement to healthcare professionals for training patients on the use of the HeartWare System and our other products. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be substantial.
There are a number of federal and state and foreign laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy rules under HIPAA or similar laws, we could be subject to civil or criminal penalties.
Third Party Reimbursement
In the United States, hospitals and doctors generally rely on third-party payers, such as Medicare, Medicaid, private health insurance plans and self funded employers to pay or reimburse for all or part of the cost of medical devices and the related surgical procedures. In the United States, heart failure represents Medicare’s greatest area of spending.
In 2011, the Center for Medicare and Medicaid Services, or CMS, established reimbursement rates for the treatment of patients with LVADS, with major complications and comorbidities (“MS-DRG 1”) and without major complications and comorbidities (“MS-DRG 2”). Most patients that receive LVADs and all patients that receive heart transplants are eligible for MD-DRG 1 reimbursement. Using the 2011 published payment rates, the national average Medicare payment to CMS-certified centers for MS-DRG 1 procedures is approximately $150,000. Actual payments are subject to other variables such as center geography and patient circumstances. In addition, when LVAD patients are discharged from the hospital and then readmitted for transplantation, hospitals may qualify for 2 separate MS-DRG 1 or 2 payments.
We believe that our products will be Medicare-eligible and therefore that they should be entitled to reimbursement. Several insurance providers have also implemented U.S. policies for circulatory assist devices, including Blue Cross and Blue Shield Plans, Aetna, Cigna, United Healthcare and others but such coverage may not be available if insurance providers refuse to cover Medicare approved investigational devices exempt (IDE) Category B2 clinical trials. We believe that many private insurers will cover our devices if they are also covered by Medicare. All of our sites in the U.S. bridge-to-transplant and destination therapy clinical trials received Medicare and third party reimbursement to some extent. In 2010, we added a reimbursement professional to our staff and will continue to build this team in 2011 with a view to improving insurance reimbursement outcomes for the HeartWare System.

International reimbursement varies from country to country and often hospital to hospital. The European system is more effective at focusing resource intensive procedures in a small number of centers within each country and LVAD’s fall into that category of resource intensive procedures. In those hospitals that perform LVAD implantation, we believe that there are adequate budgets to purchase circulatory assist devices. As in the United States, we believe that in Europe certain groups of physicians will drive the decision as to which LVAD to purchase.
Competition
Competition in the LVAD industry is expected to increase as better devices become available. We believe that our products compete primarily on their safety and efficacy as a treatment for congestive heart failure as compared to other devices and other treatments. Other factors that affect our ability to effectively compete in the LVAD market is our ability to obtain necessary regulatory approvals to market the device in the U.S., the price of our device and the ability of healthcare providers to secure reasonable reimbursement rates. We believe that only smaller, less invasive, reliable and durable devices will remain as viable alternatives for the treatment of congestive heart failure. In the long run, we believe our continued competitive success will depend on our ability to maximize patient outcomes and develop innovate products.
Our principal competitors in the implantable LVAD space include Thoratec Corporation, and to a lesser extent World Heart Corporation, Jarvik Heart, MicroMed Technology, Inc, Berlin Heart AG, and Terumo Heart, Inc., and a range of other smaller, specialized medical device companies with devices at varying stages of development.
We believe that the key features of the HeartWare System that provide us with certain advantages over our competitors’ known products include:
•	small device size which allows for implantation in the pericardial space immediately surrounding the heart in all patients unlike other full-output LVADs that are currently available;
•	our proprietary, hybrid technology system for suspending the pump impellers, providing a “wearless” pumping system; and
•	a design that includes a wide-bladed impeller and integrated inflow cannula, which is to designed to optimize blood flow characteristics.
Although we believe the HeartWare System provides us with competitive advantages over our competitors known products, we note that:
•	our product’s success is dependent on our clinical trials proving the safety and efficacy in the U.S.;
•	our market is an emerging market and is reliant upon acceptance of LVAD technology.
See Item 1A. “Risk Factors.” for additional information.
Research and Development
Research and development costs include activities related to the research, development, design, testing, and manufacturing of prototypes of our products as well as costs associated with certain clinical and regulatory activities. We expect our research and development expenses to increase significantly as we continue to research and develop improvements to the HeartWare System, research the application of, and develop our miniaturized heart pump technology, conduct additional clinical trials and hire additional employees. For the years ended December 31, 2008, 2009 and 2010 we incurred research and development expenses of $18.6 million, $15.1 million and $33.1 million, respectively.

Manufacturing and Assembly
Our manufacturing activities to date, and for the foreseeable future, will continue to consist primarily of process development, component assembly, quality control testing, sustaining engineering and research and development activities. We manufacture products for commercial sale internationally, primarily in Europe, and for clinical trials in the United States and under special access programs in certain countries outside the U.S.
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
We do not presently have supply agreements with some of our key suppliers and we have not secured second source suppliers for all of our supplies. See Item 1A. “Risk Factors” for additional information.
Employees
As of December 31, 2010, we had 206 employees, of whom approximately 150 employees are engaged in operations activities including research and development, quality assurance and manufacturing activities, 36 are engaged in marketing and clinical activities and 20 are engaged in finance, legal and other administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.
Legal Proceedings
We are not currently involved in any material legal proceedings.
Corporate History
HeartWare International, Inc. was incorporated in Delaware on July 29, 2008 as a wholly-owned subsidiary of HeartWare Limited, a corporation incorporated in Australia on November 26, 2004. On November 13, 2008, HeartWare Limited completed its redomiciliation from Australia to Delaware pursuant to certain schemes of arrangement approved by an Australian court. Subsequent to the redomiciliation, HeartWare Limited was renamed HeartWare Pty. Limited. In connection with this redomiciliation, each holder of HeartWare Limited ordinary shares was issued one share of HeartWare International, Inc. common stock in exchange for every 35 ordinary shares of HeartWare Limited. As a result, HeartWare Limited became a wholly-owned subsidiary of HeartWare International, Inc., and HeartWare International, Inc. became the parent company of the HeartWare Group.
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

In May 2003, Kriton filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. On May 20, 2003, Kriton and its lead investor Apple Tree Partners I, L.P., proposed a joint plan of liquidation for Kriton. On June 20, 2003, the United States Bankruptcy Court of the Southern District of Florida issued a court order confirming the plan of liquidation. This court order, together with a supplemental court order approving a settlement between Apple Tree Partners and various stockholders of Kriton issued on July 3, 2003, approved the sale of substantially all the assets of Kriton to HeartWare, Inc. On July 10, 2003, HeartWare, Inc. purchased substantially all of the assets of Kriton free and clear of any and all liens, security interests, encumbrances and claims. The assets included all of Kriton’s patents and other intellectual property which were assigned to HeartWare, Inc.
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
We have incurred net losses since our inception, including net losses of $29.4 million, $23.8 million and $21.9 million for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, our accumulated deficit was $127.3 million. Currently, we only have one product approved for sale in Europe. None of our products are approved for commercial sale in the United States although we presently derive revenue from reimbursed sales of the HeartWare system for use in clinical trials in the United States. We continue to incur substantial clinical trial expenditures, significant research and development costs and costs related to our operations. We expect to continue to incur significant operating losses for the foreseeable future as we incur costs associated with:
•	manufacturing product;

•	continuing to conduct multiple clinical trials;

•	further product research and development for next generation products and peripherals and efforts to sustain and maintain incremental improvements to existing products and peripherals;

•	building our service capabilities to meet growing customer demand;

•	growing, maintaining and protecting our intellectual property;

•	seeking regulatory approvals;

•	expanding our sales and marketing capabilities on a global basis, including building a team to support U.S. commercialization should the FDA approve our device for marketing in the U.S.;

•	increasing our manufacturing operations to meet increasing demand;

•	broadening our infrastructure in order to meet the needs of our growing operations; and

•	complying with the requirements related to being a public company in both the United States and Australia.
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

We have a significant amount of indebtedness consisting currently of our convertible senior notes. We may not be able to generate enough cash flow from our operations to service or pay principal on our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition and results of operations. Upon conversion of our convertible senior notes at the election of the holders, to the extent we settle such conversion in cash it could impact our liquidity; to the extent we settle in stock it may dilute our existing stockholders.
As of December 31, 2010, our total consolidated indebtedness totaled $88.9 million, all of which constituted indebtedness under our 3.5% Convertible Senior Notes due 2017 in the principal amount of $143.75 million net of discounts. Our ability to make payments on, and to refinance, our convertible senior notes, any future indebtedness, and to fund planned capital expenditures, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, clinical and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of the convertible senior notes or on their maturity, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the convertible senior notes, on or before the maturity thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to affect any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions. In addition, in the event of a default with respect to the convertible senior notes, the holders of the convertible senior notes and/or the trustee under the indenture governing these notes may accelerate the payment of our obligations under these notes, which could have a material adverse effect on our business, financial condition and results of operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and results of operations.
In addition, our significant indebtedness combined with our other financial obligations and contractual commitments could have other important consequences. For example, it could:
•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage compared to our competitors who have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.
Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, which we are not prohibited from doing under the terms of the indenture governing the convertible senior notes, the risks related to our business and our ability to service our indebtedness would increase.
In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The terms of our convertible senior notes permit us to settle them, upon conversion by the holders thereof, in cash, stock, or a combination thereof. To the extent we use stock for settlement, our existing stockholders may be diluted.

We manufacture a Class III device implanted in the heart that subjects us to numerous risks.
There are risks associated with implanting our device in end stage heart failure patients, including, but not limited to, death, bleeding, stroke, device malfunction and other adverse events; should our customers experience an increase in adverse events they may reduce their usage or purchase of our device; should our patients experience injury due to these events, they may sue us. Any of these occurrences could have an adverse impact on our operations and financial results and condition.
Our products have not yet been approved for commercial sale within the United States, and our success will depend heavily on our ability to obtain FDA approval to market our HeartWare System in the U.S. for our initial and any future indications. If we are unable to complete, or experience significant delays in the completion of, our U.S. trials, our ability to obtain regulatory approval to commercialize our products within the United States, the largest medical device market in the world, and our ability to generate revenues, will be materially adversely affected. Delays or inability to complete trials outside of the U.S. can also negatively impact our business.
On January 30, 2009, we received approval for CE Marking and subsequently began generating net sales in Europe. However, future revenue will be limited if we do not receive regulatory approval to commercially sell our products in the United States. We submitted a premarket approval application to the U.S. FDA for our BTT trial in December 2010, and are currently conducting a U.S. clinical trial for the DT indication.
Completion of any of our clinical trials could be delayed or adverse events during a trial could cause us to amend, repeat or terminate the trial. If this were to happen our costs associated with the trial will increase, and it will take us longer to obtain regulatory approvals and commercialize the product or we may never obtain such regulatory approvals. Our clinical trials may also be suspended or terminated at any time by regulatory authorities, the Data Safety and Monitoring Board or by us including during the closing stages of enrollment of the trial and the subsequent patient date follow-up period in the event that, for example, there should be a series of adverse clinical events such as stroke, bleeding or pump exchanges. Any failure or significant delay in completing clinical trials for our products will harm our financial results and the commercial prospects for our products.
The completion of any of our clinical trials could be substantially delayed or prevented by several factors, including:
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

Assuming we are successful at timely filing the required FDA regulatory premarket approval applications with respect to trials for indications for our HeartWare System, there can be no assurance that we will receive the required approvals from the FDA or, if we do receive the required approvals, that we will receive them on a timely basis or that we will otherwise be able to satisfy the conditions of such approval, if any. The failure to receive product approval clearance by the FDA, or any significant delay in such receipt, will have a material adverse effect on our business, financial condition or results of operations. For example, we submitted a premarket approval application to the U.S. FDA for our BTT trial in December 2010, and any failure to obtain an approval of that application, or a delay in receiving approval, could have an adverse impact on our business.
While the U.S. is the largest medical device market in the world, the risks described above concerning U.S. trials and regulatory approval also apply to our foreign clinical trials and regulatory filings. If we cannot timely conduct foreign trials in our major target markets (to the extent required in order to market our device in such locations) and receive timely approval in such jurisdictions to market our device, our business will suffer.
We currently rely entirely on sales of our sole product, the HeartWare System, to generate revenues. Our products may never achieve market acceptance. In addition, any factors that negatively impact sales of this product will adversely affect our business, financial condition and results of operations.
Our sole product is the HeartWare System, which we introduced to the European market in January 2009 and which does not have regulatory approval in the United States. We expect to continue to derive substantially all of our revenue from the sale of this product and its related devices. Accordingly, our ability to generate revenue is entirely reliant on our ability to market and sell this product.
Even if we obtain the necessary regulatory approvals in all jurisdictions to commercialize the HeartWare System or any other product that we may develop, our products may not gain market acceptance among physicians, patients, health care payers or the medical community.
The degree of market acceptance of any of the devices that we may develop will depend on a number of factors, including:
•	the perceived effectiveness of the product;

•	the prevalence and severity of any adverse events or side effects especially as it relates to survival, quality of life, stroke and bleeding;

•	potential advantages over alternative treatments or competitive products;

•	the strength of marketing and distribution support;

•	the strength and perceived advantages of our peripherals such as the monitor, controller and batteries; and

•	sufficient third party coverage or reimbursement.
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

Our ability to achieve profitability from a current net loss level will depend on our ability to increase gross revenue and reduce the per unit cost of producing the HeartWare System by increasing our customer orders and manufacturing volume.
Currently, gross sales and the gross profit from those sales of the HeartWare System are not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, substantially reduce the per unit cost of our products. We believe this can be achieved by decreasing our product assembly costs and increasing our manufacturing volume, which will allow for volume purchase discounts to reduce our raw material and component costs and improve absorption of manufacturing overhead costs. If we are unable to increase sales and simultaneously reduce assembly, raw material, component and manufacturing overhead costs, our ability to achieve profitability will continue to be severely constrained. Any increase in manufacturing volumes must be accompanied by a concomitant increase in customer orders. As part of our efforts to prepare for commercialization in the U.S., we have added an additional manufacturing facility in Miami Lakes, Florida and have entered into a lease for such purposes. Such lease will increase our operating expenses. The occurrence of one or more factors that negatively impact sales of our products or our ability to forecast future sales may prevent us from achieving our desired increase in manufacturing efficiency, which would prevent us from attaining profitability.
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
We currently manufacture our HeartWare System at our facility in Miami Lakes, Florida. If there were a disruption to our existing manufacturing facility or the surrounding area, for example, due to a hurricane or climate change, we would have no other means of manufacturing our HeartWare System until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities.
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
Changes in foreign currency exchange rates can affect the value of our assets, liabilities, costs and revenues. To date, the majority of our revenues have been sourced from international sales, mainly in Europe and denominated in Euros, while most of our expenditures are incurred in U.S. dollars. We presently derive revenue in the United States from our clinical trials but until our products receive regulatory approval in the United States, if ever, our United States sourced revenue will likely constitute less than half of our net revenues.
With limited exceptions our international sales will be denominated in Euros or in local currencies, not U.S. dollars, and fluctuations in foreign currency exchange rates, especially an appreciation of the U.S. dollar against major international currencies, will materially impact our revenues and earnings. Due to the size and stage of development of our operations and revenues, we do not presently mitigate our exposure to exchange risk other than by holding the majority of our funds in U.S. dollars or U.S. dollar denominated investments.
We may need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
Revenue generated from the HeartWare System is currently limited to commercial sales outside of the U.S. (particularly in the EU where we enjoy CE Marking), clinical trials within the United States, and through special access programs in other countries. Depending on a range of outcomes, especially our achievement of regulatory approval of our products and the growth of revenue, we may need to seek additional funding in the future. Additional funding may not be available on terms favorable to us, or at all. If we raise additional funding through the issuance of equity securities, our shares may suffer dilution. If we are unable to secure additional funding, our product development programs and our commercialization efforts would be delayed or reduced or may cease entirely.

In addition, our operating subsidiary, HeartWare, Inc., issued Series A-1 and Series A-2 Preferred Stock to certain creditors of Kriton Medical, Inc. when HeartWare, Inc. purchased substantially all of the assets of Kriton in July 2003. The Series A-1 and Series A-2 Preferred Stock do not have any voting rights or the right to receive dividends but entitle the holders thereof to receive upon certain liquidation events (including deemed liquidation events, which are defined as a merger or consolidation of HeartWare, Inc., the sale of all or substantially all of its assets or the sale of a majority of its voting power) of HeartWare, Inc., an amount equal to $10 per share of Series A-1 and an amount equal to $21 per share of Series A-2, which currently represent an aggregate liquidation preference of $15 million. Such rights or any other similar rights in the future, to receive a payment if there is a deemed liquidation event of HeartWare, Inc. may restrict our ability to restructure our Company and its operations and could inhibit our ability to obtain financings.
We may not meet regulatory quality standards applicable to our manufacturing and quality processes, which could have an adverse effect on our business, financial condition or results of operations.
Even after products have received marketing approval or clearance, product approvals and clearances by the FDA or other regulatory bodies can be withdrawn due to failure to comply with regulatory standards or the occurrence of problems following initial approval. As a device manufacturer, we are required to demonstrate and maintain compliance with a variety of regulatory requirements, including the FDA’s Quality System Regulation, or “QSR.” The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced site inspections. In addition, the U.S. federal medical device reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. Our failure to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, refusal to permit the import or export of our products, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to materially suffer.
In the European Union, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. If we fail to continue to comply with ISO regulations, European Union organizations may withdraw clearance to market, require a product recall or take other enforcement action.
Product issues could result in recalls, substantial costs and write-downs; this could also lead to delay or termination of our trials.
Our products are subject to various regulatory guidelines, involve complex technologies and are perishable. Identified quality problems, such as failure of critical components such as batteries or controllers, or the failure of third parties to supply us with sufficient quantities of these products or components, could lead to adverse clinical events that could cause us to amend, repeat or terminate clinical trials, or impact the availability of our product in the marketplace. In addition, product improvements, product redundancies or failure to sell product before it expires could result in scrapping or expensive rework of product and our business, financial or results of operations could suffer. Quality issues could result in the rework, recall or replacement of entire lots of products, substantial costs and write-offs and harm to our business reputation and financial results. Further such activities could adversely affect our relationships with our customers or affect our reputation which could materially adversely affect our earnings, results and financial viability.
We plan to operate in multiple regulatory environments that require costly and time consuming approvals.
Even if we obtain regulatory approvals in specific jurisdictions to commercialize the HeartWare System or any other product that we may develop, sales of our products in other jurisdictions will be subject to regulatory requirements that vary from country to country. The time and cost required to obtain approvals from these countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from those of the FDA. Some jurisdictions may even require additional trials be conducted. Laws and regulations regarding the manufacture and sale of our products are subject to future changes, as are administrative interpretations and policies of regulatory agencies. If we fail to comply with applicable foreign, federal, state or local market laws or regulations, we could be subject to enforcement actions. Enforcement actions could include product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, which in each case would harm our business.

If we fail to obtain and maintain adequate level of reimbursement for our products by third party payers, there may be no commercially viable markets for our products or the markets may be much smaller than expected.
Although our customers have generally achieved reimbursement for the purchase of our products to date, the availability and levels of reimbursement by governmental and other third party payers affect the market for our products. Reimbursement and health care payment systems vary significantly by country, and include both government sponsored health care and private insurance. Payers may attempt to limit coverage and the level of reimbursement of new therapeutic products or experimental devices. Government and other third party payers also continually attempt to contain or reduce the costs of health care by challenging prices charged for health care products and services.
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
We believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third party payers may adversely affect the demand for our products currently under development and limit our ability to sell our product candidates on a profitable basis. We cannot predict how pending or future legislative and regulatory proposals would influence the manner in which medical devices, including ours, are purchased or covered and reimbursed. For example, the American Recovery and Reinvestment Act of 2009 includes funding to study the comparative effectiveness of health care treatments and strategies. This funding will be used, among other ways, to conduct, support or synthesize research that compares and evaluates the risk and benefits, clinical outcomes, effectiveness and appropriateness of medical products. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact coverage, reimbursement or other third-party payer policies.
If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, market acceptance of our products would be impaired and our future revenues would be materially adversely affected. During 2009 and 2010, we were unable to implant a significant number of patients under our IDE in the United States as the relevant insurance providers refused to provide reimbursement for our products on the basis that our products are “experimental” and do not have the requisite regulatory approval in the United States. If this practice reoccurs then this would materially adversely affect our revenues, earnings, business and stock price.
If hospitals do not conduct or encourage the conduct of destination therapy, or DT, procedures using the HeartWare System in the future, market opportunities for our product will be diminished.
While we cannot currently promote a DT indication for our device as such indication is not approved, if physicians and hospitals do not conduct or encourage the conduct of destination therapy procedures using our products in our current U.S. DT trial, or in the future when we either have an approved DT indication or the physician permissibly and legally determines to prescribe our device for such indication as an off label use, our market opportunities will be diminished. The number of destination therapy procedures actually performed depends on many factors, most of which are out of our direct control, including:
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
The long and variable sales and deployment cycles for our ventricular assist device, or VAD, systems may cause our product sales and operating results to vary significantly from quarter-to-quarter.
Our VAD systems have lengthy sales cycles and we may incur substantial sales and marketing expenses and expend significant effort without making a sale. Even after making the decision to purchase our VAD systems, our customers often deploy our products slowly, and this time period may be extended if our products are acquired on a consignment basis, as is the case for most of our customers. In addition, cardiac centers that buy the majority of our products are usually led by cardiac surgeons who are heavily recruited by competing centers or by centers looking to increase their profiles. When one of these surgeons moves to a new center we sometimes experience a temporary but significant reduction in purchases by the departed center while it replaces its lead surgeon. As a result, it is difficult for us to predict the quarter in which customers may purchase our VAD systems and our product sales and operating results may vary significantly from quarter to quarter.
Adverse changes in general economic conditions in the United States and overseas could adversely affect us.
We are subject to the risks arising from adverse changes in general economic market conditions. Many global economies remain sluggish as they recover from a severe recession and unprecedented turmoil. The U.S. and other developed economies continue to suffer from market volatility, difficulties in the financial services sector, tight credit markets, softness in the housing markets, concerns of inflation, reduced corporate profits and capital spending, significant job losses or slower than expected job creation, reduced consumer spending, and continuing economic uncertainties. The turmoil and the uncertainty about future economic conditions could negatively impact our current and prospective customers, adversely affect the financial ability of health insurers to pay claims, adversely impact our expenses and ability to obtain financing of our operations, cause delays or other problems with key suppliers and increase the risk of counterparty failures. We cannot predict the timing, strength or duration of the lingering effects of the severe global economic downturn or the timing or strength of the subsequent recovery. Healthcare spending in the United States and foreign jurisdictions has been, and is expected to continue to be, negatively affected by these economic trends. For example, patients who have lost their jobs may no longer be covered by an employee-sponsored health insurance plan and patients reducing their overall spending may eliminate purchases requiring co-payments. Since the sale of the HeartWare System to a new patient is generally dependent on the availability of third-party reimbursement and normally requires the patient to make a significant co-payment, the impacts of the effects of the recession on our potential customers may reduce the referrals generated and thereby reduce our customer orders. Similarly, the impacts of the challenging economy on our existing customers may cause some of them to cease purchasing HeartWare Systems and this will reduce our revenues, which in turn will make it more difficult to achieve the per unit cost-savings which are expected to be attained through increases in our manufacturing volume.
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
Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material adverse effect on us.
In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. Moreover, as discussed below, recent federal legislation would impose significant new taxes on medical device makers such as us. The adoption of some or all of these proposals, including the recent federal legislation, could have a material adverse effect on our financial position and results of operations.

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law by President Obama. On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”) was also signed into law by President Obama. Among other things, the PPACA and the Reconciliation Act (collectively, the “Acts”), when taken together, impose a 2.3% excise tax on the sale of certain medical devices that will take effect in 2013. In addition, it is possible that standard setters or regulators may address certain unique aspects of the accounting for the Acts in the future. In light of the inherent uncertainty of how these Acts and other companion legislation, if any, will be implemented and applied, we are unable to fully predict the actual impact on our financial statements. Other elements of this legislation such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business.
Our manufacturing facilities and the manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If we fail to achieve regulatory approval for these manufacturing facilities, our business and our results of operations would be harmed.
Completion of our clinical trials and commercialization of our products require access to, or the development of, manufacturing facilities that meet and maintain applicable regulatory standards to manufacture a sufficient supply of our products. In addition, the FDA must approve facilities that manufacture our products for U.S. commercial purposes, as well as the manufacturing processes and specifications for the product, with similar, additional, approvals required in order to achieve CE marking in Europe. Suppliers of components, and products used to manufacture, our products must also comply with FDA and foreign regulatory requirements, which often require significant time, money, resources and record-keeping and quality assurance efforts and subject us and our suppliers to potential regulatory inspections and stoppages. If we or our suppliers fail to comply with the regulatory requirements for our manufacturing operations, our commercialization efforts could be delayed, which would harm our business and our results of operations.
We rely on specialized suppliers for certain components and materials, and we do not have second-source suppliers for all of our components.
We depend on a number of suppliers to successfully manufacture sufficient quantities of the components we use in our products. We rely on suppliers for various critical components including the center post, housing and impeller that are assembled into our primary product, the HeartWare System, as well as finished products that comprise our peripheral and external equipment that is included in the HeartWare System. Lead times for our components are significant and can be up to as long as sixteen weeks and many of our components are manufactured to very tight tolerances and specifications. We do not presently have supply agreements with the vast majority of our key suppliers but have extensive purchase orders in place with these vendors.
We have second-source suppliers for some, but not all, of our components. In particular, we do not have second-source suppliers for our controllers, battery chargers and monitors. Our reliance on third-party suppliers also subjects us to other risks that could harm our business, including:
•	we do not believe that we are a major customer of many of our suppliers, in terms of the volume of components and materials that we purchase, and these suppliers may therefore give other customers’ needs higher priority than ours;

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	some of our components are extraordinarily complex and must be manufactured to extremely tight tolerances and specifications with the result that our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our products or cause our components not to be delivered on time or at all or to be delivered outside of specifications;

•	the availability of second-source suppliers may be extremely limited or their implementation as a supplier may be lengthy due to the tight tolerances and specifications in which we typically operate;

•	switching components or changes to our components, specifications or designs may require product redesign and submission to the FDA or a PMA supplement, which can lead to production interruptions;

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver products to us in a timely manner; and

•	our suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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
Additionally, we may experience problems or delays in our own manufacturing and assembly processes, which may be harmful to our financial status or reputation and therefore make it more difficult or expensive for us to continue with or enter into relationships with specialized suppliers. Our business plan is predicated on maintaining strong relationships and favorable supply arrangements with a series of external parties to manufacture components of our HeartWare System. If we are unsuccessful in this regard or are unable to secure or maintain agreements with these manufacturers on favorable terms or at all, then our ability to commercialize our technology and expand our operations will be dramatically impaired.
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
Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us with any meaningful protection or any competitive advantage. Even if issued, existing or future patents may be challenged, including with respect to the development and ownership thereof, or narrowed, invalidated or circumvented, which could limit our ability to stop competitors from developing and marketing similar products or limit the length of terms of patent protection we may have for our products. Further, other companies may design around technologies we have patented, licensed or developed. Moreover, changes in patent laws or their interpretation in the United States and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. In addition, the legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In addition, in November 2005, we entered into a settlement agreement with Ventrassist Pty., Limited, Ventracor Limited (collectively “Ventracor”) and the University of Technology, Sydney, under which the parties resolved all of the claims and counterclaims filed by the parties in the United States District Court for the Southern District of Florida in 2004 and 2005, and agreed to mutual non-assertion covenants. As part of that agreement, we agreed not to sue Ventracor or the University of Technology, Sydney, or any of their respective successors, assigns, affiliates, customers or suppliers for infringement of 29 of our issued U.S. and worldwide patents existing as of the date of the agreement or any patents that issue from any patent applications existing as of such date (including any type of patent that claims priority or shares common priority to such patents). We also agreed not to sue such parties for infringement of all of our issued patents existing as of September 30, 2005, or any patents that issue from any patent applications existing as of such date, in respect of Ventracor’s blood pump devices existing as of the date of the agreement or any device embodying a modification of such devices which does not give rise to a new independent claim for patent infringement. As a result, Ventracor, the University of Technology, Sydney, or their respective successors or assigns may commercialize competing technology or products that would have otherwise been precluded by our patents subject to the agreement. We understand that Ventracor’s patent portfolio, or certain elements therein, have since been acquired by Thoratec Corporation.

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
In particular, in an August 2008 letter, Jarvik Heart invited us to discuss “an exclusive license” as it relates to a Jarvik patent concerning hybrid blood pumps. The patent referenced by this letter relates to technology that is material to our business. We have not had any substantive discussions with Jarvik Heart concerning this matter since our receipt of this letter and we do not believe that our blood pump infringes this patent. In addition, we received a letter from Abiomed, Inc. in September 2009 in which Abiomed suggested that we “may be interested in licensing Abiomed’s technology” as it relates to an Abiomed patent concerning bearingless blood pumps. Further, in a subsequent letter received in February 2010, it was stated that Abiomed was “concerned that HeartWare’s left ventricular assist rotary blood pump infringes one or more claims” of an Abiomed patent. We have had communications with Abiomed, Inc. since receipt of the initial letter. The patent referenced by these letters relates to technology that is potentially material to our business and any litigation in this regard, irrespective of the outcome, may have a material adverse effect on our financial position, liquidity or results of operations. We believe the HeartWare System does not infringe this patent.
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
We are subject to federal and state laws prohibiting “kickbacks” and false or fraudulent claims, which, if violated, could subject us to substantial penalties. Foreign jurisdictions in which we operate may have similar laws. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business. We can be liable for our distributors’ failure to comply with these laws as well.
A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state and foreign laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Because we may provide some coding and billing information to purchasers of the HeartWare System and our other products, and because we cannot assure that the government will regard any billing errors that may be made as inadvertent, these laws are potentially applicable to us. In addition, these laws are potentially applicable to us because we provide reimbursement to healthcare professionals for training patients on the use of the HeartWare System and our other products. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be substantial. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition or results of operations. In addition, under certain circumstances, we may be liable for the actions of our distributors to the extent they do not comply with the laws described above.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.
There are a number of federal and state and foreign laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy rules under HIPAA or similar laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
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
As part of our strategy, we intend to develop and introduce a number of next generation products and make enhancements to our existing product. We also intend to develop new indications for our existing products. If we are slow in bringing new products to market or otherwise fail to successfully develop, manufacture, design clinical trials for, introduce or commercialize any of these new products, product improvements and new indications on a timely basis, or if they are not well accepted by the market, our future growth may suffer. For example, we are developing a next generation pump based on our MVAD technology, designing a new and improved controller and working on a clinical strategy for a bi-ventricular indication, among others. If we are not successful in these efforts, among others, our future business opportunities and growth potential will suffer.
If we choose to license, invest in or acquire new businesses, products or technologies, instead of developing them ourselves, these licenses, investments or acquisitions could disrupt our business and could result in the use of significant amounts of equity, cash or a combination of both.
From time to time we may seek to license, invest in or acquire new businesses, products or technologies, instead of developing them ourselves. Licenses, investments and acquisitions involve numerous risks, including:
•	the inability to complete the license, investment or acquisition;

•	disruption of our ongoing businesses and diversion of the attention of management and other personnel;

•	difficulties in integrating the acquired entities, products or technologies;

•	risks associated with acquiring intellectual property;

•	difficulties in operating the acquired business profitably;

•	the inability to achieve anticipated synergies, cost savings or growth;

•	potential loss of key employees, particularly those of the acquired business;

•	difficulties in transitioning and maintaining key customer, distributor and supplier relationships;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	unanticipated costs.
In addition, any future licenses, investments or acquisitions may result in one or more of the following:
•	dilutive issuances of equity securities, which may be sold at a discount to market price;

•	the use of significant amounts of cash;

•	the incurrence of debt;

•	the assumption of significant liabilities;

•	increased operating costs or reduced earnings;

•	financing obtained on unfavorable terms;

•	large one-time expenses; and

•	the creation of certain intangible assets, including goodwill, the write-down of which in future periods may result in significant charges to earnings.
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

The taxation and customs requirements, together with other applicable laws and regulations of certain foreign jurisdictions, can be inherently complex and subject to differing interpretation by local authorities. We are subject to the risk that either we have misinterpreted applicable laws and regulations, or that foreign authorities may take inconsistent, unclear or changing positions on local law, customs practices or rules. In the event that we have misinterpreted any of the above, or that foreign authorities take positions contrary to ours, we may incur liabilities that may differ materially from the amounts accrued in our financial statements.
The competition for qualified personnel is particularly intense in our industry. If we are unable to retain or hire key personnel, we may not be able to sustain or grow our business.
Our ability to operate successfully and manage our potential future growth depends significantly upon our ability to attract, retain and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial and financial personnel. During 2011 we intend to hire a substantial number of employees in these areas and others in order to prepare for U.S. commercialization and the expected growth in our business. We face intense competition for such personnel, and we may not be able to attract, retain and motivate these individuals. We compete for talent with numerous companies, as well as universities and non-profit research organizations. Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. Although we have employment and incentive compensation agreements with all of our executive officers and incentive and compensation plans for our other personnel providing them with various economic incentives to remain employed with us, these incentives may not be sufficient to retain them. We do not maintain key man life insurance on the lives of any of the members of our senior management. The loss of key personnel for any reason or our inability to hire, retain and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business.
Product liability claims could damage our reputation or adversely affect our business.
The design, manufacture and marketing of human medical devices, particularly implantable life-sustaining medical devices, carries an inherent risk of product liability claims and other damage claims. Such liability claims may be expensive to defend and may result in large judgments against us. A product liability or other damages claim, product recall or product misuse, regardless of the ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages and could seriously harm our business. We maintain clinical trial insurance and limited product liability insurance. We cannot be certain that such insurance will be sufficient to cover all claims that may be made against us. Our insurance policies generally must be renewed on an annual basis. We may not be able to maintain or increase such insurance on acceptable terms or at reasonable costs. A successful claim brought against us in excess, or outside, of our insurance coverage could seriously harm our financial condition and results of operations. Generally, our clinical trials will be conducted in (and our commercial sales will be made to sites in respect of) patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and, during the course of treatment, these patients could suffer adverse medical effects or die for reasons that may or may not be related to our medical devices. Any of these events could result in a claim of liability. For example, in 2009 we received a claim in connection with the death of a patient from multiple organ failure participating in our clinical trial in Germany. We may receive similar claims from time to time in the future. Such claims against us, regardless of their merit, could result in significant awards against us that could materially adversely harm our business, financial condition, results of operations and prospects. A product liability or other damages claim, product recall or product misuse involving any type of LVAD, but especially involving one of ours, could also materially and adversely damage our reputation and affect our ability to attract and retain customers, irrespective of whether or not the claim or recall was meritorious.

Investors could lose confidence in our financial reports, and the value of our shares may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by our independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.
Management’s assessment of our internal controls over financial reporting is discussed in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, and internal control over financial reporting as of December 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, and internal control over financial reporting are effective as of December 31, 2010. Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting, which is also included in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Risks Related to Our Common Stock
The price of our common stock may fluctuate significantly.
The ordinary shares of HeartWare Limited had been traded on the ASX from January 31, 2005 until November 13, 2008 when the shares of common stock of HeartWare International, Inc. started trading on the ASX in the form of CHESS Depositary Interests, or CDIs, each representing one thirty-fifth of a share of our common stock. The trading price of the common stock and the CDIs, as applicable, has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. In addition, our shares of common stock began trading on The NASDAQ Stock Market LLC on February 24, 2009. Prior to that time, there had been no public market for our common stock in the United States. The closing price of our shares of common stock traded on The NASDAQ Stock Market LLC has ranged from U.S.$33.96 to U.S.$93.76 in the period from January 1, 2010 to December 31, 2010. The price of our common shares, whether traded in the form of common stock or CDIs, could fluctuate significantly for many reasons, including the following:
•	future announcements or new information concerning us or our competitors reimbursement, or the potential market for our products;

•	regulatory developments (such as the status of FDA approval of our device for the BTT indication), enforcement actions bearing on advertising, marketing or sales, and disclosure regarding completed, ongoing or future clinical trials;

•	quarterly variations in operating results and our liquidity, which we have experienced in the past and expect to experience in the future;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	business acquisitions or divestitures;

•	changes in third party reimbursement practices;

•	fluctuations of investor interest in the medical device sector; and

•	fluctuations in the economy, world political events, foreign currency movements or general market conditions.

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
We have never declared or paid any cash dividends on our shares, and we currently do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the development and expansion of our products and business. Accordingly, our stockholders will not realize a return on their investment unless the trading price of our shares appreciates.
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
We may be subject to arbitrage risks.
Investors may seek to profit by exploiting the difference, if any, in the price of our shares of common stock as reflected by the trading price of our CDIs, each representing one thirty-fifth of a share of our common stock, on the ASX and the trading price of our shares of common stock on the NASDAQ Stock Market. Such arbitrage activities could cause the price of our securities (as adjusted to reflect the fact that each CDI represents one thirty-fifth of a share of common stock) in the market with the higher value to decrease to the price set by the market with the lower value.
We are currently considering the possibility of delisting our CHESS Depositary Interests from the Australian Securities Exchange. If we should decide to pursue delisting, the market for our common stock in the United States could be disrupted, which would have an adverse affect on our stock price.
We are currently considering delisting our CHESS Depositary Interests from the Australian Securities Exchange. Any decision will take into account, among other things, due notification, and a desire to minimize the disruption, to stockholders. The delisting of our CHESS Depositary Interests from the ASX could disrupt the market for our common stock listed on the NASDAQ Stock Market in the United States as a result of the sudden influx onto the NASDAQ Stock Market of the shares of our common stock previously represented by CHESS Depositary Interests, which could have an adverse affect on our stock price. In addition, the delisting of our CHESS Depositary Interests from the ASX could have an adverse effect on our ability to raise capital, if needed, on terms acceptable to us.

We may undergo an “ownership change” for U.S. federal income tax purposes, which would limit our ability to utilize net operating losses from prior tax years.
For U.S. federal income tax purposes, we have incurred net losses since our inception. If we undergo an “ownership change” for U.S. federal income tax purposes, our ability to utilize net operating loss carryforwards from prior years to reduce taxable income in future tax years will be limited by operation of the Internal Revenue Code. Certain changes in the ownership of our common stock, including the sale of our common stock by Apple Tree Partners I, L.P., one of our largest holders, may result in such an ownership change.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Framingham, Massachusetts. We have an operations and manufacturing facility in Miami Lakes, Florida, a small development and operations facility in Sydney, Australia and a small distribution and customer service facility in Hannover, Germany.
Our office in Framingham, Massachusetts consists of approximately 15,000 square feet of office space. The lease expires on December 31, 2014 and we have an option to renew the lease for one additional four-year term. We also have an option to expand with an additional 3,002 square foot space in the building.
Our operations and manufacturing facility in Miami Lakes, Florida consists of approximately 59,000 square feet and includes office space, laboratories, research and development space and three clean rooms which are ISO Class 100,000 compliant. The lease expires on June 30, 2013 and we have an option to renew the lease for two additional, three-year terms.
On December 8, 2010, we entered into a lease for a new facility in Miami Lakes, Florida as part of our planned expansion to support our efforts to prepare for U.S. commercialization. The facility will be used primarily for manufacturing, research and development and administrative functions. Under the lease, we will rent approximately 131,000 square feet for a period ending February 28, 2022, with an option to renew for two five-year terms.
Our facility in Sydney, Australia is approximately 2,600 square feet. The lease commenced on August 31, 2009 with an initial term of two years. We have an option to renew the lease for two additional three-year terms.
Our facility in Hannover, Germany is approximately 3,900 square feet. The lease commenced on October 11, 2010 with an initial term of two years. We have an option to renew the lease for one additional three-year term.
Our manufacturing activities to date consist primarily of process development, component assembly, quality control testing, sustaining engineering and research and development activities. Currently, approximately 80% of our space in Miami Lakes, Florida is being used for these activities.
We believe that the facilities noted above are suitable and adequate for our needs now and for the foreseeable future.

Item 3.	Legal Proceedings
The Company is not a party to any material legal proceedings at the date of filing of this Annual Report on Form 10-K.

Item 4.	(Removed and Reserved)

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On February 24, 2009 we listed on the NASDAQ Stock Market with trading commencing on February 25, 2009 under the symbol “HTWR”. Our shares of common stock also trade in the form of CHESS Depositary Interests (“CDIs”), each CDI representing one thirty-fifth of a share of our common stock, on the Australian Securities Exchange (“ASX”) under the symbol “HIN” since November 13, 2008. Prior to that date, our ordinary shares of HeartWare Limited, (since renamed HeartWare Pty. Limited), of which we are the successor issuer, were traded on the ASX under the symbol “HTW”.
The following table sets forth, for the periods indicated, the high and low closing prices for our common stock on the NASDAQ (commencing February 25, 2009) and the high and low closing prices for our CDIs on the ASX (from January 1, 2009 through February 23, 2009). The prices of our CDIs have been adjusted to give effect to the 35 for one exchange ratio and have been converted to U.S. dollars using the spot rate applicable on the relevant date.

	High	Low
Period	(U.S.$)	(U.S.$)
Fiscal Year 2009:
First Quarter	$30.00	$22.80
Second Quarter	29.70	23.54
Third Quarter	30.27	21.65
Fourth Quarter	36.80	29.61
Fiscal Year 2010:
First Quarter	$44.47	$33.96
Second Quarter	74.65	45.14
Third Quarter	74.67	60.49
Fourth Quarter	93.76	61.90
As of February 11, 2011 we had 13,891,230 shares of common stock issued and outstanding and there were approximately 20 holders of record of our common stock. In addition, as of that date, there were approximately 760 registered owners of our CDIs.
We have not declared or paid any cash dividends on our shares, and we currently do not anticipate paying any cash dividends in the foreseeable future. Our convertible notes were issued pursuant to the terms of an Indenture dated December 15, 2010. The Indenture does not contain any covenants or restrictions on the payments of dividends. We intend to retain any earnings to finance the development and expansion of our products and business.
As long as CDIs representing our common stock are listed on the ASX, prior to February 1, 2012, we will not issue any shares of our common stock (other than upon conversion of our convertible notes) or any securities convertible into our common stock unless either (1) our stockholders approve such proposed issuance; (2) our stockholders ratify the issuance of the convertible notes and the common stock underlying the convertible notes; or (3) the ASX provides a waiver of the requirement to seek stockholder approval for the issue of shares of our common stock or securities convertible into our common stock, in each case within the meaning of ASX rules and regulations.

Stock Price Performance Graph
The graph below compares the cumulative total stockholder return on an investment in our CDI’s, the NASDAQ Composite Index (U.S. companies only) and the Morningstar Medical Devices Index for the five-year period ended December 31, 2010. The graph assumes the value of an investment in our CDI’s traded on the ASX and each index was $100 on December 31, 2005 and the reinvestment of all dividends, if any.
The graph also presents the cumulative total stockholder return on an investment in our common stock for the period from February 25, 2009 to December 31, 2010. The graph assumes the value of an investment in our common stock was $100 on February 25, 2009, the date our common stock commenced trading on the NASDAQ Stock Market, and the reinvestment of all dividends, if any.

Company/Market/Peer Group	12/31/2005	12/31/2006	12/31/2007	12/31/2008	2/25/2009	12/31/2009	12/31/2010
HeartWare International, Inc. (NASDAQ:HTWR)					$100.00	$118.23	$291.90
HeartWare International, Inc. (ASX:HIN)	$100.00	$95.99	$87.78	$76.04	$135.64	$183.90	$475.11
NASDAQ Composite	$100.00	$110.25	$121.88	$73.10	$66.21	$106.22	$125.36
Morningstar Medical Devices	$100.00	$94.21	$89.25	$57.19	$59.57	$76.35	$71.68

Equity Compensation Plans
The following table sets forth information regarding the Company’s Equity Compensation Plans as of December 31, 2010:

Number of
securities
	to be	Weighted
	issued	average
	upon	exercise	Number of securities
	exercise of	price of	remaining available for
	outstanding	outstanding	future issuance under
	options,	options,	equity compensation plans
	warrants	warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
HeartWare International, Inc. Employee Stock Option Plan	324,690	$31.92	352,390	(1)
HeartWare International, Inc. Restricted Stock Unit Plan	64,289	$0.00	14,654	(1)
HeartWare International, Inc. 2008 Stock Incentive Plan (2)	555,110	$5.03	—	(1)(3)

Equity compensation plans not approved by security holders:
Non-Plan options	5,142	$26.67	N/A

(1)	Future issuances to employees and directors are expected to be made solely under the 2008 Stock Incentive Plan as any grants under the other plans reduce the availability of grants under the 2008 Stock Incentive Plan.

(2)	Outstanding awards under the 2008 Stock Incentive Plan include stock options granted with exercise prices equal to the fair value of our common stock on the date of grant and restricted stock units granted with exercise prices of $0.

(3)	The 2008 Stock Incentive Plan includes an annual adjustment to shares available for future issuance at each January 1 based on the prior number of weighted average share outstanding in the prior year. As of January 1, 2011, the number of shares available for future issuance under the 2008 Stock Incentive Plan was approximately 671,000.

Item 6.	Selected Financial Data
The following selected consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2007 and 2006 and balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

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

	Years Ended December 31,
(In thousands, except per share data)	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:

Revenues	$55,164	$24,172	$332	$—	$—
Cost of revenues	24,441	13,211	78	—	—

Selling, general and administrative expenses	26,642	16,444	10,981	7,303	6,024
Research and development expenses	33,108	15,067	18,644	14,636	11,650
Other income (expense), net	(370)	(359)	5,607	—	248
Provision for income taxes	—	—	—	—	—
Net loss	(29,397)	(20,909)	(23,764)	(21,939)	(17,427)
Basic and diluted net loss per share	(2.17)	(2.15)	(3.00)	(3.60)	(3.49)

	As of December 31,
(In thousands)	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:

Cash, cash equivalents and short-term investments	$213,478	$50,835	$20,804	$28,276	$16,698
Total assets	267,577	77,953	30,338	32,355	20,243
Convertible senior notes, net of discounts (a)	88,922	—	—	—	—
Total stockholders’ equity	167,764	70,983	26,756	29,272	17,464

(a)	At December 31, 2010, the aggregate principal amount of our 3.5% convertible senior notes due December 15, 2017 was $143.75 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, judgment and assumptions. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Certain abbreviated key terms have the meanings defined elsewhere in this Annual Report on Form 10-K.
Overview
HeartWare develops and manufactures small implantable heart pumps, or ventricular assist devices, for the treatment of advanced heart failure.
The HeartWare Ventricular Assist System (the “HeartWare System”), which includes a left ventricular assist device (“LVAD”), or blood pump, patient accessories and surgical tools, is designed to provide circulatory support for patients in the advanced stage of heart failure. The core of the HeartWare System is a proprietary continuous flow blood pump, the HVAD Pump, which is a full-output device capable of pumping up to 10 liters of blood per minute. The HeartWare System is designed to be implanted adjacent to the heart, avoiding the abdominal surgery generally required to implant similar devices.
In 2009, we have received CE Marking for the HeartWare System in the European Union allowing for commercial sale and distribution of our device. In the U.S., the device is the subject of clinical trials for two indications: bridge-to-transplant under a CAP and destination therapy. Our device is also available in other countries around the world under special access programs.
Recent key milestones in the development of the HVAS include the following:
•	Completion of enrollment in our ADVANCE trial,
•	FDA approval of a CAP for the ADVANCE trial allowing for the continued enrollment of patients,
•	Submission of PMA application for bridge-to-transplant indication,
•	IDE approval of our ENDURANCE trial for destination therapy indication, and
•	Being named to the REVIVE-IT study, a study to be completed by the Universities of Michigan and Pittsburgh on the benefits of LVAD’s in patients with earlier access to the device.
Beyond the HeartWare System, we are also evaluating our next generation device, the MVAD. The MVAD is based on the same technology platform as the HeartWare System but adopts an axial flow, rather than a centrifugal flow configuration, and is being developed in multiple configurations. The MVAD designs are currently at the preclinical stage and undergoing animal studies focused on minimally invasive implantation techniques. Each of the MVAD configurations is approximately one-third the size of the HVAD Pump. We believe that the MVAD designs will be implantable by surgical techniques that are even less invasive than those required to implant the HVAD Pump.
We began generating revenue from our product sales in August 2008 and have incurred net losses in each year since our inception. We expect our losses to continue as we advance and expand our clinical trial activities in the U.S., continue to develop commercial markets outside of the U.S. and expand our research and development into next generation products including the MVAD.
We have financed our operations primarily through the issuance of convertible notes and the issuance of shares of our common stock. Most recently, on December 15, 2010, the Company issued Convertible Senior Notes with an aggregate principal amount of $143.75 million pursuant to the terms of an Indenture dated as of December 15, 2010. The Convertible Senior Notes are senior unsecured obligations of the Company. The Convertible Senior Notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The Convertible Senior Notes will mature on December 15, 2017, unless earlier repurchased or converted. In February 2010, we closed a public offering, under a shelf registration on Form S-3 filed with the Securities and Exchange Commission on December 24, 2009, of approximately 1.77 million shares of our common stock at an offering price of $35.50 per share for aggregate gross proceeds of approximately $62.8 million. This amount includes the underwriter’s exercise of their over-allotment option to purchase an additional 230,595 shares of our common stock at the offering price. In August 2009, we sold approximately 2.74 million shares of our common stock through private placements in the United States and Australia, which raised net proceeds of approximately $58.6 million.

We are headquartered in Framingham, Massachusetts. We have an operations and manufacturing facility in Miami Lakes, Florida, a small development and operations facility in Sydney, Australia and a small distribution and customer service facility in Hannover, Germany.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to make estimates and judgments in preparing the financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our most critical accounting policies and estimates include: revenue recognition, inventory capitalization, accounting for share-based compensation, measurement of fair value, income taxes and reserves. We also have other key accounting policies that are less subjective and, therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.
Revenue recognition
We recognize revenue from product sales in accordance with FASB ASC 605 — Revenue Recognition. Pursuant to agreements or orders from customers, we ship product to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. A majority of product sales are made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is recognized upon customer receipt and acceptance of the product. Revenue recognized to date is from sales of our devices in connection with our U.S. clinical trial and commercial sales in Europe and to a lesser extent under special access in other countries.
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
Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first out (FIFO) method. We utilize a standard costing system, which requires significant management judgment and estimates in determining and applying labor and overhead rates. Labor and overhead rates are estimated based on our best estimate of annual production volumes and labor rates and hours per manufacturing process. These estimates are based on historical experience and budgeted expenses and production volume. Estimates are set at the beginning of the year and updated periodically. While we believe our standard costs are reliable, actual production costs and volume changes may impact inventory, costs of sales and the absorption of production overhead expenses.

We review our inventory for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value.
We include in inventory materials and finished goods that are held for sale. Certain materials and finished goods held in inventory may be used in research and development activities and are expensed as part of research and development costs when consumed.
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
When appropriate, we estimate the expected life of an option by averaging the contractual term of the stock option grants (up to 10 years) with the associated vesting term (typically 4 years).We estimate the volatility of our shares on the date of grant considering several factors, including the historical volatility of our publicly-traded shares. We estimate the forfeiture rate based on our historical experience of forfeitures and our employee retention rate. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. We estimate the risk-free interest rate based on rates in effect for United States government bonds with terms similar to the expected lives of the awards, at the time of grant.
We have issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be “probable” before we begin recording share-based compensation expense. At each reporting period, we review the likelihood that these awards will vest and if the vesting is deemed probable, we begin to recognize compensation expense at that time. In the period that achievement of the performance based criteria is deemed probable, U.S. GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. During 2009 and 2010, we determined that achievement of certain performance-based vesting criteria for awards originally granted in 2007 and 2008 was probable. Therefore, we began recording compensation expense during 2009 and 2010 in connection with certain share-based awards that had been outstanding but for which we had not previously recorded any compensation expense. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.
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
Calculating fair value utilizing Level 2 and Level 3 inputs requires the input of highly subjective judgment and assumptions. The assumptions used in calculating the fair value of financial instruments represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in our financial statements.
Income Taxes
We account for income taxes in accordance with the liability method presented by FASB ASC 740 — Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FASB ASC 740. Through December 31, 2010, we have historically concluded that a full valuation allowance is required to offset our net deferred tax assets.
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
Reserves
Management must make estimates and judgments to determine the amount of reserves to record in the financial statements. If any of these decisions proves incorrect, our consolidated financial statements could be materially and adversely affected.
We maintain allowances for doubtful accounts for estimated losses that may result from an inability to collect payments owed to us for product sales. We regularly review the allowance by considering factors such as historical experience, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.
Certain patient accessories sold with the HeartWare System are covered by a limited warranty ranging from one to two years. Estimated contractual warranty obligations are recorded as an expense when the related revenue is recognized and are included in “Cost of revenues” on our consolidated statements of operations. Factors that affect estimated warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and vendor supported warranty programs. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Results of Operations
The following is a description of significant components of our operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.
Fiscal Years 2010 and 2009
Revenue, net

	Years Ended December 31,
	2010	2009	Change
	(in thousands)
Revenue, net	$55,164	$24,172	128%
For the year ended December 31, 2010, we generated revenue from commercial sales outside of the U.S. and sales in connection with our U.S. clinical trials. The increase in revenue is primarily due to increased market penetration outside of the U.S. and increased activity in our U.S. bridge-to-transplant study including sales after completion of the study through a Continued Access Protocol (“CAP”). Approximately 73% of our product sales in 2010 were derived outside of the U.S. as compared to 59% in the prior year. The increase in the portion of our revenues derived from outside of the United States is due to the continued commercial rollout of the HeartWare System in Europe and other countries with additional implants at existing sites and the addition of new sites.
We expect to continue to generate and grow commercial revenue from product sales as we further expand our sales and marketing efforts outside of the United States, continue implanting under CAP for a bridge-to-transplant indication, and increase the number of implants in our destination therapy clinical trial, ENDURANCE, in the U.S. Notwithstanding our plans to generally expand our U.S. clinical programs, revenues from U.S. sources in connection with our trials may vary from quarter to quarter as the number of implants under CAP is subject to FDA approval for each cohort of patients.
Future product sales are dependent on many factors, including receiving and maintaining the necessary regulatory approvals in the United States and internationally, market acceptance among physicians, patients, health care payers and the medical community as well as our capacity to meet customer demand by manufacturing sufficient quantities of our products.
Cost of Revenues
Cost of revenues totaled approximately $24.4 million for the year ended December 31, 2010 and approximately $13.2 million for the year ended December 31, 2009.
Gross profit and gross margin percentage are as follows:

	Years Ended
	December 31,
	2010	2009
Gross profit (in thousands)	$30,723	$10,961
Gross margin %	56%	45%
The increase in gross margin is primarily due to the increase in unit production reducing the overhead and labor costs applied on a per unit basis.

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
Selling, general and administrative expenses were as follows:

	Years Ended December 31,
	2010	2009	Change
	(in thousands)
Total selling, general and administrative expenses	$26,642	$16,444	62%
% of operating expenses	45%	52%
During 2010, we experienced significant growth as we expanded European sales and distribution capabilities and increased the number of implants in the U.S. under clinical trials. We also experienced growth in administrative costs as we continued to manage dual listings of our securities in the United States and Australia, raised additional capital and expanded our administrative capabilities to support overall corporate growth. As a result, we experienced expansion of our staff, including in senior management, and overall growth in selling and marketing and administrative functions and experienced a related expansion in infrastructure costs.
The increase of $10.2 million in selling, general and administrative costs are primarily a result of an increase in share-based payment expense of $5.6 million, an increase in employee costs, including salaries and wages and related costs, of $3.7 million, and an increase in travel of $1.2 million. In addition, we experienced increases in costs of $508,000 related to accounting and tax matters, consultants and contractors of $469,000, office expenses of $350,000, marketing expenses of $396,000 and bad debt expense related to the establishment of a reserve for doubtful accounts of $600,000. Increases in costs were partially offset by a decrease in legal fees in 2010 as compared to 2009 of approximately $4.4 million associated with a failed merger transaction in 2009. The decrease in sales and marketing expenses as a percentage of operating expenses is due to R&D expenses comprising a higher percentage of overall costs as discussed below.
Research and Development
Research and development expenses are the direct and indirect costs associated with developing our products prior to commercialization and are expensed as incurred. These expenses fluctuate based on project level activity and availability of funding to support new and ongoing projects and consist primarily of salaries and wages and related employee costs of our research and development and clinical and regulatory staff, external research and development costs, materials and expenses associated with clinical trials. Additional costs include travel, facilities and overhead allocations.
Research and development expenses were as follows:

	Years Ended December 31,
	2010	2009	Change
	(in thousands)
Total research and development expenses	$33,108	$15,067	120%
% of operating expenses	55%	48%
As discussed above, we experienced significant growth in 2010. We achieved significant research and development milestones including enrolling a substantial number of patients in our U.S. clinical trial, developing three design configurations for the MVAD and furthering animal studies for less invasive implantable techniques related to the MVAD. The increase in research and development expenses, in total and as a percentage of total operating expenses, was primarily a result of increased clinical trial activity, continued development of next generation products, and costs associated with preparing the PMA application submission to the FDA.

The increase in research and development expenses of approximately $18.0 million is primarily due to an increase in costs associated with our U.S. clinical trials of $5.5 million, an increase in costs associated with development projects including outside engineering, consultants and contractors of $6.9 million related to MVAD development and preparation for our PMA application for HVAD and an increase in headcount and related employee costs, including salaries and wages and related costs, of approximately $2.8 million.
Even with commercial approval of the HeartWare System in Europe, we expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future related to clinical trials in the U.S. and new product development, including costs related to the development of the MVAD.
Foreign Exchange
Foreign exchange losses totaled approximately $502,000 in the year ended December 31, 2010, as compared to a loss of approximately $285,000 for the prior year. In 2010, the majority of our realized and unrealized foreign exchange gains and losses were experienced upon the collection of certain accounts receivable that were denominated in foreign currencies, and the translation to U.S. dollars of customer accounts receivable denominated in foreign currencies at period end, primarily the Euro. We expect this trend to continue for the foreseeable future as the majority of our sales denominated in foreign currencies are settled in Euros. In 2009, the majority of our foreign exchange gains and losses were due to remeasurement of our cash holdings denominated in U.S. dollars held by our Australian subsidiary as a result of movements in the exchange rate between the Australian dollar and the U.S. dollar. During the first half of 2009, we maintained the majority of our cash and cash equivalents in Australia, denominated in both Australian and U.S. dollars. However, beginning in the second half of 2009, the majority of our cash and cash equivalents are in U.S. dollars on deposit with banks located in the United States.
Interest Expense
Interest expense was approximately $431,000 for the year ended December 31, 2010, which consists of accrued interest incurred on the principal amount of the convertible senior notes of approximately $210,000 and non-cash amortization of the related discount and deferred financing costs totaling approximately $221,000. Interest expense was approximately $820,000 for the year ended December 31, 2009, which consists of interest incurred on the principal amount of the convertible loans from Thoratec of approximately $149,000 and non-cash amortization of the deferred financing costs of approximately $671,000.
Interest on the convertible senior notes is payable at a rate of 3.5% per annum. Interest expense also includes amortization of the discount on the convertible senior notes and amortization of the deferred financing costs associated with the convertible senior notes. We expect interest expense to significantly increase in 2011 due to the issuance of these convertible senior notes.
Interest expense in 2009 consists of interest incurred on the principal amount of the convertible loans from Thoratec that were drawn down in August and December 2009 and amortization of deferred (non cash) financing costs related to the Thoratec Loan Agreement. Interest on the convertible loans was payable at a rate of 10% per annum. The deferred financing costs were being amortized over the term of the Thoratec Loan Agreement, which was set to expire no later than November 1, 2011. However, with the repayment of all amounts available to be borrowed under the terms of the agreement, we effectively extinguished all debt under this agreement. There was no such interest expense in 2010 as the convertible loans were repaid and the Loan Agreement terminated in the fourth quarter of 2009.
Interest Income, net
Interest income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in interest income, net. Interest income, net was approximately $564,000 for the year ended December 31, 2010 as compared to approximately $101,000 for the prior year. The increase was primarily due to higher cash balances during the 2010 period resulting from the capital raises completed in the second half of 2009 and in February 2010. However, we experienced lower interest rates in 2010 compared to 2009.

Change in Fair Value of Derivative Instrument
As further discussed in Note 8 to the accompanying financial statements, we recorded the fair value of a derivative instrument on July 31, 2009 related to the Australian dollar denominated conversion feature in the Thoratec Loan Agreement. We were required to initially record this derivative at fair value on July 31, 2009 and re-measure fair value at each reporting period. During the year ended December 31, 2009 we recognized aggregate non-cash expenses of approximately $3.9 million due to the increase in the fair value of this derivative between July 31, 2009 and December 29, 2009, the date the derivative was extinguished. This increase in fair value was primarily due to an increase in the fair value of our common stock and is non-cash in nature.
Gain on Early Extinguishment of Debt
As further discussed in Note 8 to the accompanying financial statements, in 2009, we recorded a net gain (non-cash) on the early extinguishment of debt related to the Thoratec Loan Agreement. Due to the repayment of all amounts borrowed under the Loan Agreement, our inability to re-borrow amounts repaid and Thoratec’s inability to convert any repaid amounts into our common stock, the fair value of the derivative instrument at the repayment dates, aggregating approximately $7.8 million, was recorded as a gain on the extinguishment of debt. Further, the unamortized balance of the deferred financing costs at the repayment dates, aggregating approximately $3.2 million, was recorded as a reduction of the gain on early extinguishment of debt, resulting in a net gain on the early extinguishment of debt of $4.6 million for the year ended December 31, 2009. Since there are no funds held in escrow, there are no amounts remaining for us to borrow and no amounts remaining for Thoratec to convert into shares of HeartWare common stock. Therefore, Thoratec’s conversion rights, and thus the derivative, have been eliminated.
Income Taxes
We are subject to taxation in multiple jurisdictions. We have incurred losses since inception. Changes in share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and as such a 100% valuation allowance has been recorded against our net deferred tax assets.
As of December 31, 2010, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely the question of whether to record a deferred tax asset as we expand the commercialization of our products.
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
During 2009, we experienced significant growth as we established European sales and distribution capabilities and sold commercially throughout Europe and under special access in other countries. We also experienced growth in the U.S. as we initiated wider enrollment in our first human clinical trial in the United States, continued to manage dual listings of our securities in the United States and Australia, raised additional capital and expanded our research and development and manufacturing activities. As a result, we experienced expansion of our staff, including senior management, and a related expansion in infrastructure costs.
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
Interest Expense
Interest expense in 2009 consists of interest incurred on the principal amount of the convertible loans from Thoratec that were drawn down in August and December 2009 and amortization of deferred (non cash) financing costs related to the Thoratec Loan Agreement. Interest on the convertible loans was payable at a rate of 10% per annum. The deferred financing costs were being amortized over the term of the Thoratec Loan Agreement, which was set to expire no later than November 1, 2011. However, with the repayment of all amounts available to be borrowed under the terms of the agreement, we effectively extinguished all debt under this agreement. We will not incur any further amortization costs related to this agreement.
Interest expense was approximately $820,000 for the year ended December 31, 2009. Interest incurred on the principal amount of the convertible loans was approximately $149,000 and non-cash amortization of the deferred financing costs totaled approximately $671,000.

Interest Income, net
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
Change in Fair Value of Derivative Instrument
As further discussed in Note 8 to the accompanying financial statements, we recorded the fair value of a derivative instrument on July 31, 2009 related to the Australian dollar denominated conversion feature in the Thoratec Loan Agreement. We were required to initially record this derivative at fair value on July 31, 2009 and re-measure fair value at each reporting period. During the year ended December 31, 2009 we recognized aggregate non-cash expenses of approximately $3.9 million due to the increase in the fair value of this derivative between July 31, 2009 and December 29, 2009, the date the derivative was extinguished. This increase in fair value was primarily due to an increase in the fair value of our common stock and is non-cash in nature.
Gain on Early Extinguishment of Debt
As further discussed in Note 8 to the accompanying financial statements, in 2009, we recorded a net gain (non-cash) on the early extinguishment of debt related to the Thoratec Loan Agreement. Due to the repayment of all amounts borrowed under the Loan Agreement, our inability to re-borrow amounts repaid and Thoratec’s inability to convert any repaid amounts into our common stock, the fair value of the derivative instrument at the repayment dates, aggregating approximately $7.8 million, was recorded as a gain on the extinguishment of debt. Further, the unamortized balance of the deferred financing costs at the repayment dates, aggregating approximately $3.2 million, was recorded as a reduction of the gain on early extinguishment of debt, resulting in a net gain on the early extinguishment of debt of $4.6 million for the year ended December 31, 2009. Since there are no funds held in escrow, there are no amounts remaining for us to borrow and no amounts remaining for Thoratec to convert into shares of HeartWare common stock. Therefore, Thoratec’s conversion rights, and thus the derivative, have been eliminated.
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
Liquidity and Capital Resources
As of December 31, 2010, our cash and cash equivalents were approximately $192.1 million as compared to $50.8 million at December 31, 2009. The increase is primarily a result of the cash proceeds from the issuance of convertible notes in December 2010, the issuance of common stock in February 2010 and the exercise of stock options, partially offset by cash used to support our operating and investing activities.

Following is a summary of our cash flow activities:

	Years Ended December 31,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(27,635)	$(29,542)
Net cash used in investing activities	(32,132)	(1,473)
Net cash provided by financing activities	200,926	60,257
Effect of exchange rate changes on cash and cash equivalents	155	789

Net increase in cash and cash equivalents	$141,314	$30,031

Cash Used in Operating Activities
Cash used in operating activities for the year ended December 31, 2010 was approximately $27.6 million as compared to approximately $29.5 million for the same period in the prior year. For 2010, this amount included a net loss of approximately $29.4 million and non-cash adjustments to net loss in a total amount of approximately $13.6 million, which primarily consisted of $10.6 million of share-based compensation, and $1.5 million of depreciation and amortization. Also included in cash used in operating activities in 2010 is approximately $8.2 million related to an increase in accounts receivable and $6.7 million for the purchase and manufacture of inventories offset by cash provided by the increase of accrued expenses and other current liabilities of approximately $3.0 million. We expect increases in accounts receivable and inventory purchases to continue to be a significant use of cash throughout 2011 in support of our U.S. clinical trials and international commercial sales.
Cash used in operating activities for the year ended December 31, 2009 was approximately $29.5 million. For 2009, this amount included a net loss of approximately $20.9 million and non-cash adjustments to net loss in a total amount of approximately $5.1 million, which primarily consisted of approximately $4.6 million for the gain on early extinguishment of debt, $4.1 million of share-based compensation, $3.9 million for the change in fair value of a derivative and $1.6 million of depreciation and amortization. Included in cash used in operating activities in 2009 is approximately $11.1 million related to an increase in accounts receivable and $5.4 million for the purchase and manufacture of inventories offset by cash provided related to an increase in accounts payable of $2.5 million.
Cash Used in Investing Activities
Investing activities used cash of approximately $32.1 million and $1.5 million for the years ended December 31, 2010 and 2009, respectively. In 2010, cash used in investing activities included $25.8 million for the purchase of available-for-sale securities, $5.1 million to acquire property, plant and equipment and capitalized patent costs and $1.25 million of cash paid for a security deposit on a new facility lease. In 2009, cash used in investing activities primarily consisted of the costs to acquire property, plant and equipment and capitalized patent costs.
Cash Provided by Financing Activities
Cash provided by financing activities for the years ended December 31, 2010 and 2009 was approximately $200.9 million and $60.3 million, respectively. During 2010, these amounts were primarily the result of the net cash proceeds from the issuance of convertible senior notes and capital raises through the issuance of common stock.
In December 2010, we issued Convertible Senior Notes with an aggregate principal amount of $143.75 million pursuant to the terms of an Indenture dated as of December 15, 2010, and received net cash proceeds of approximately $139.0 million. The Convertible Senior Notes are senior unsecured obligations of the Company. The Convertible Senior Notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The Convertible Senior Notes will mature on December 15, 2017, unless earlier repurchased by the Company or converted.
In February 2010, we closed a public offering, under a shelf registration on Form S-3 filed with the Securities and Exchange Commission on December 24, 2009, of approximately 1.77 million shares of our common stock at an offering price of $35.50 per share for aggregate gross proceeds of approximately $62.8 million. This amount includes the underwriter’s exercise of their over-allotment option to purchase an additional 230,595 shares of our common stock at the offering price. In 2010, we also received approximately $3.6 million from the exercise of stock options.

In 2009, we completed a private placement for the sale of approximately 2.74 million shares of our common stock at an issue price of $22.00 per share for aggregate gross proceeds of approximately $60.2 million. Related costs of approximately $1.5 million were paid in 2009. In 2009, we also received approximately $1.5 million from the exercise of stock options. Financing activities in 2009 reflect the borrowing and repayment of an aggregate of $20.0 million under a loan agreement. This loan agreement is discussed in the Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Operating Capital and Capital Expenditure Requirements
We have incurred operating losses to date and anticipate that we will continue to incur substantial net losses as we expand our sales and marketing capabilities, develop new products and seek regulatory approvals for the HeartWare System in the U.S. In 2011, cash on hand is expected to primarily be used to fund our ongoing operations, including expanding our sales and marketing capabilities on a global basis, continuing implants under a CAP, and enrolling patients in our U.S. destination therapy clinical study, continued product development, regulatory and other compliance functions as well as for general working capital. We expect to experience increased cash requirements for inventory and property related to the expansion of our manufacturing capabilities to support continued growth.
We believe cash on hand and investment balances as of December 31, 2010 is sufficient to support our planned operations throughout 2011 and 2012.
Because of the numerous risks and uncertainties associated with the development of medical devices and the current economic situation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to obtain regulatory approvals in the U.S., fund commercial expansion outside of the U.S. and develop new products. Our future capital requirements will depend on many factors, including but not limited to the following:
•	commercial acceptance of our products,

•	costs to manufacture our products,

•	expenses required to operate multiple clinical trials,

•	further product research and development for next generation products and peripherals and efforts to sustain and maintain incremental improvements to existing products,

•	expanding our sales and marketing capabilities on a global basis, including building a team to support U.S. commercialization should the FDA approve our device for marketing in the U.S.,

•	broadening our infrastructure in order to meet the needs of our growing operations, and

•	complying with the requirements related to being a public company in both the United States and Australia.
Contractual Obligations
At December 31, 2010, our contractual financial obligations and commitments by due dates were as follows:

		Less than 1
	Total	year	1-3 years	3-5 years	Thereafter
Convertible senior notes	$178,969	$5,031	$10,063	$10,063	$153,812
Operating lease obligations	17,188	983	1,952	1,863	12,390
Purchase obligations	13,631	11,855	274	574	928

Total	$209,788	$17,869	$12,289	$12,500	$167,130

On January 24, 2011, the University of Michigan Cardiovascular Center and the University of Pittsburgh announced that they have been awarded grants from the National Heart, Lung and Blood Institute and the Company to conduct a study exploring the potential benefits of LVADs in patients who will be given earlier access to these devices. In the study, called REVIVE-IT, researchers will compare whether non-transplant eligible patients with heart failure less advanced than that of current LVAD recipients do better with implanted devices than with current medical therapy. This future financial commitment is not included in the above table. Our financial commitment for the study is up to $9.6 million of actual costs over the five-year trial period. The terms and conditions of the financial commitment are subject to completion of a definitive agreement.
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
Our convertible notes do not bear interest rate risk as the notes were issued with a fixed interest rate of 3.5% per annum.
Foreign Currency Rate Fluctuations
We conduct business in foreign countries. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. entities at the period-end exchange rate and revenues and expenses at the average exchange rates in effect during the periods. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of stockholders’ equity.
We generate a substantial portion of our revenues and collect receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against the Euro, British Pound and Australian dollar can result in foreign currency exchange gains and losses that may significantly impact our financial results and our overall cash position. These foreign currency transaction gains and losses are presented as a separate line item on our consolidated statements of operations. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. We do not currently utilize foreign currency contracts to mitigate the gains and losses generated by the remeasurement of non-functional currency assets and liabilities but do hold cash reserves in currencies in which those reserves are anticipated to be expended.

Item 8.	Financial Statements and Supplementary Data
HEARTWARE INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
HeartWare International, Inc.
We have audited the accompanying consolidated balance sheets of HeartWare International, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HeartWare International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HeartWare International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2011 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Fort Lauderdale, Florida
February 24, 2011

HEARTWARE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$192,148,312	$50,834,714
Short-term investments, net	21,330,110	—
Accounts receivable, net	19,052,672	11,384,647
Inventories, net	15,076,590	8,870,903
Prepaid expenses and other current assets	2,406,505	1,663,157

Total current assets	250,014,189	72,753,421

Property, plant and equipment, net	7,484,022	3,719,415
Long-term investments, net	4,005,659	—
Other intangible assets, net	1,595,456	1,191,917
Deferred financing costs, net	2,939,149	—
Restricted cash	1,538,429	288,429

Total assets	$267,576,904	$77,953,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,889,643	$3,122,131
Accrued expenses and other current liabilities	7,001,350	3,848,086

Total current liabilities	10,890,993	6,970,217

Convertible senior notes, net	88,921,557	—

Commitments and contingencies — See Note 15

Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Common stock — $.001 par value; 25,000,000 shares authorized; 13,878,686 and 11,786,173 shares issued and outstanding at December 31, 2010 and 2009, respectively	13,879	11,786
Additional paid-in capital	302,533,344	176,698,329
Accumulated deficit	(127,268,545)	(97,871,645)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(7,548,706)	(7,855,505)
Unrealized gain on investments	34,382	—

Total accumulated other comprehensive loss	(7,514,324)	(7,855,505)

Total stockholders’ equity	167,764,354	70,982,965

Total liabilities and stockholders’ equity	$267,576,904	$77,953,182

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
Revenues, net	$55,164,423	$24,171,783	$331,799
Cost of revenues	24,441,425	13,210,742	77,632

Gross profit	30,722,998	10,961,041	254,167

Operating expenses:

Selling, general and administrative	26,642,279	16,444,202	10,981,131
Research and development	33,107,978	15,067,033	18,643,557

Total operating expenses	59,750,257	31,511,235	29,624,688

Loss from operations	(29,027,259)	(20,550,194)	(29,370,521)

Other income (expense):

Foreign exchange gain (loss)	(502,339)	(284,985)	4,550,193
Interest expense	(431,308)	(819,944)	(17,555)
Interest income, net	564,006	100,549	1,262,695
Change in fair value of derivative instrument	—	(3,934,710)	—
Gain on early extinguishment of debt, net	—	4,605,613	—
Other, net	—	(25,187)	(188,433)

Loss before income taxes	(29,396,900)	(20,908,858)	(23,763,621)
Provision for income taxes	—	—	—

Net loss	$(29,396,900)	$(20,908,858)	$(23,763,621)

Net loss per common share — basic and diluted	$(2.17)	$(2.15)	$(3.00)

Weighted average shares outstanding — basic and diluted	13,569,876	9,713,925	7,929,054

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2010	2009	2008
Net loss	$(29,396,900)	$(20,908,858)	$(23,763,621)
Foreign currency translation adjustments	306,799	835,662	(9,302,940)
Unrealized gain on investments	34,382	—	—

Comprehensive loss	$(29,055,719)	$(20,073,196)	$(33,066,561)

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Shares,				Other
	$.001 Par Value Per Share		Additional		Comprehensive
	Shares		Paid-In	Accumulated	Income
	Issued	Amount	Capital	Deficit	(Loss)	Total
Balance, December 31, 2007	7,088,572	$7,089	$81,852,174	$(53,199,166)	$611,773	$29,271,870

Issuance of shares pursuant to capital raise, net of offering costs	1,778,130	1,778	29,396,849	—	—	29,398,627
Share-based compensation	—	—	1,151,619	—	—	1,151,619
Net loss	—	—	—	(23,763,621)	—	(23,763,621)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(9,302,940)	(9,302,940)

Balance, December 31, 2008	8,866,702	8,867	112,400,642	(76,962,787)	(8,691,167)	26,755,555

Issuance of common stock pursuant to private placement, net of offering costs	2,737,273	2,737	58,619,272	—	—	58,622,009
Issuance of common stock pursuant to share-based awards	182,198	182	1,546,267	—	—	1,546,449
Share-based compensation	—	—	4,132,148	—	—	4,132,148
Net loss	—	—	—	(20,908,858)	—	(20,908,858)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	835,662	835,662

Balance, December 31, 2009	11,786,173	11,786	176,698,329	(97,871,645)	(7,855,505)	70,982,965

Issuance of common stock pursuant to public offering, net of offering costs	1,767,900	1,768	58,487,069	—	—	58,488,837
Issuance of common stock pursuant to share-based awards	324,613	325	3,556,106	—	—	3,556,431
Allocation of fair value of equity component of convertible notes	—	—	55,037,913	—	—	55,037,913
Allocation of a portion of convertible notes issuance costs to equity component of convertible notes	—	—	(1,830,820)	—	—	(1,830,820)
Share-based compensation	—	—	10,584,747	—	—	10,584,747
Net loss	—	—	—	(29,396,900)	—	(29,396,900)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	306,799	306,799
Unrealized gain on investments	—	—	—	—	34,382	34,382

Balance, December 31, 2010	13,878,686	$13,879	$302,533,344	$(127,268,545)	$(7,514,324)	$167,764,354

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,396,900)	$(20,908,858)	$(23,763,621)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	1,390,159	894,928	663,894
Amortization of intangible assets	101,500	75,871	41,187
Share-based compensation expense	10,584,747	4,132,148	1,151,619
Bad debt expense	600,000	—	—
Amortization of premium on investments	500,764	—	—
Amortization of discount on convertible notes	209,470	—	—
Amortization of deferred financing costs	11,231	670,903	—
Change in fair value of derivative instrument	—	3,934,710	—
Gain on early extinguishment of debt, net	—	(4,605,613)	—
Accrued interest on convertible note	209,635	—	(81,633)
Loss on disposal of assets	—	25,187	189,380

Change in operating assets and liabilities:
Accounts receivable	(8,155,864)	(11,140,449)	(244,198)
Inventories, net	(6,740,688)	(5,362,838)	(3,508,065)
Prepaid expenses and other current assets	(732,783)	(643,939)	(229,815)
Accounts payable	765,787	2,523,508	59,906
Accrued expenses and other current liabilities	3,018,346	862,533	1,660,070

Net cash used in operating activities	(27,634,596)	(29,541,909)	(24,061,276)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(25,802,150)	—	—
Additions to property, plant and equipment	(4,575,416)	(1,030,945)	(1,490,248)
Additions to patents	(505,039)	(444,294)	(546,471)
Cash paid for security deposits	(1,250,000)	—	(288,429)
Proceeds from dispositions of assets	—	1,973	—

Net cash used in investing activities	(32,132,605)	(1,473,266)	(2,325,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	62,760,450	60,220,006	30,239,247
Payment of common stock issuance costs	(4,359,934)	(1,509,675)	(840,620)
Proceeds from issuance of convertible debt	143,750,000	20,000,000	—
Repayment of convertible debt	—	(20,000,000)	(1,360,929)
Payment of convertible debt issuance costs	(4,781,201)	—	—
Proceeds from exercise of stock options	3,556,431	1,546,449	—

Net cash provided by financing activities	200,925,746	60,256,780	28,037,698
Effect of exchange rate changes on cash	155,053	789,453	(9,124,006)

CHANGE IN CASH AND CASH EQUIVALENTS	141,313,598	30,031,058	(7,472,732)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	50,834,714	20,803,656	28,276,388

CASH AND CASH EQUIVALENTS — END OF PERIOD	$192,148,312	$50,834,714	$20,803,656

Supplemental disclosure of cash flow information:
Interest paid	$—	$149,041	$88,870

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory to property, plant and equipment	$535,000	$—	$—

Recognition of fair value of derivative instrument	$—	$3,891,109	$—

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Note 1. Description of Business
HeartWare International, Inc., referred to in these notes collectively with its subsidiaries HeartWare Pty. Limited, HeartWare, Inc., HeartWare (UK) Limited and HeartWare GmbH as “we,” “our,” “HeartWare” or the “Company”, is a medical device company that develops and manufactures small implantable heart pumps, or ventricular assist devices, which are used by physicians and hospitals for the treatment of advanced heart failure.
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
In January 2009, the HeartWare System received Conformite Europenne (“CE”) Marking approval, which allows us to market and sell the device in Europe. Our first commercial sale in Europe occurred in March 2009. The HeartWare System is also sold to customers located in the U.S. through our clinical trials and under special access in other countries.
In April 2008, we received conditional Investigational Device Exemption (“IDE”) approval from the United States Food & Drug Administration (“FDA”) to enroll 150 patients in a bridge-to-transplant clinical study in the United States (called “ADVANCE”). Full IDE approval for the HeartWare System was received from the FDA in September 2008 and, in October 2009 we received FDA approval to expand the number of participating sites from 28 to 40 centers. In February 2010, we completed enrollment in this trial with 140 patients receiving the HeartWare System. The remaining 10 patients were enrolled but did not receive an implant of the HeartWare System because they failed to meet the trial’s inclusion and exclusion criteria after being enrolled.
We continue to enroll patients in our ADVANCE trial under a Continued Access Protocol (“CAP”). The CAP makes the HeartWare System available to patients and clinicians while also providing additional data for the FDA to evaluate prior to determining whether or not to approve the HeartWare System. The CAP patients will be enrolled and followed under a modified protocol of the ADVANCE trial. The FDA grants approval to enroll under CAP for specific patient cohorts, the most recent being a third allotment of 94 patients, approved in January 2011.
In June 2010, we received conditional IDE approval from the FDA to begin enrollment in our destination therapy clinical study for the HeartWare System. Designed to enroll up to 450 patients at 50 U.S. hospitals, the non-inferiority study, which is named “ENDURANCE,” is a randomized, controlled, unblinded, multi-center clinical trial to evaluate the use of the HeartWare System as a destination therapy in advanced heart failure patients. The study population will be selected from patients with end-stage heart failure who have not responded to standard medical management and who are ineligible for cardiac transplantation. Patients in the study will be randomly selected to receive either the HeartWare System or, as part of a control group they will be implanted with any alternative LVAD approved by the FDA for destination therapy, in a 2:1 ratio. Each patient receiving the HeartWare System or control LVAD will be followed to the primary endpoint at two years, with a subsequent follow-up period extending to five years post implant. In August 2010, our first patient was implanted as part of the ENDURANCE trial and we received full IDE approval from the FDA in September 2010.
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

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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
HeartWare International, Inc. shares trade on the NASDAQ Stock Market under the symbol of “HTWR”. The Company’s shares also trade on the Australian Securities Exchange (“ASX”) in the form of CHESS Depositary Interests (“CDIs”) under the symbol of “HIN”. Each CDI represents 1/35th of a share of common stock.
Note 2. Liquidity
At December 31, 2010, we had approximately $217.5 million of cash, cash equivalents and investments. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through December 31, 2010. At December 31, 2010, we had an accumulated deficit of approximately $127.3 million.
We have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes. Most recently, in December 2010, we consummated the issuance and sale of $143.75 million aggregate principal amount of convertible notes. The convertible notes are the senior unsecured obligations of the Company. The convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The convertible notes will mature on December 15, 2017, unless earlier repurchased or converted. The convertible notes will be convertible at an initial conversion rate of 10 shares of common stock per $1,000 principal amount of convertible notes, which corresponds to an initial conversion price of $100.00 per share of common stock.
In 2011, our cash, cash equivalents and investments are expected to primarily be used to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, continuing our ENDURANCE trial for destination therapy, enrolling additional patients in our ADVANCE trial under a CAP, continued product development, regulatory and other compliance functions as well as for general working capital. We believe our cash, cash equivalent and investment balances are sufficient to support our planned operations through 2012.
Note 3. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of HeartWare International, Inc., and its subsidiaries described in Note 1. All inter-company balances and transactions have been eliminated in consolidation.
Accounting Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Cash and Cash Equivalents
Cash and cash equivalents are recorded in the consolidated balance sheets at cost, which approximates fair value. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
Investments
Our investments classified as available-for-sale are stated at fair value with unrealized gains and losses reported in accumulated other comprehensive loss within stockholders’ equity. We classify our available-for-sale investments as short-term if their remaining time to maturity is beyond three months. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Interest on investments classified as available-for-sale is included in interest income, net. Premiums paid on our short-term investments are amortized over the remaining term of the investment and are included in Interest income, net.
Receivables
Accounts receivable consists of amounts due from the sale of our HeartWare System to our customers, which are primarily hospitals and health research institutions. As of December 31, 2010, one customer had an accounts receivable balance greater than 10% of total accounts receivable representing approximately 13% of our total accounts receivable. As of December 31, 2009, one customer had an accounts receivable balance representing approximately 16% of our total accounts receivable.
We maintain allowances for doubtful accounts for estimated losses that may result from an inability to collect payments owed to us for product sales. We regularly review the allowance by considering factors such as historical experience, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Prior to 2010, we did not maintain an allowance for doubtful accounts and as of December 31, 2010 and 2009 we did not have an allowance for returns.
The following table summarizes the change in our allowance for doubtful accounts for the year ended December 31, 2010:

2010
Beginning balance	$—
Additions (bad debt expense)	600,000
Deductions (charge-offs)	—

Ending balance	$600,000

Inventories, net
Components of Inventories, net are as follows:

	December 31,
	2010	2009

Raw material	$4,279,170	$2,984,486
Work-in-process	2,708,840	1,497,591
Finished goods	8,088,580	4,388,826

	$15,076,590	$8,870,903

Finished goods inventories includes inventory held on consignment at customer sites of $4.7 million and $3.8 million, at December 31, 2010 and 2009, respectively.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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
Property, Plant and Equipment
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
Property, plant and equipment, net consists of the following at December 31:

	Estimated	December 31,
	Useful Lives	2010	2009
Property, plant and equipment
Machinery and equipment	1.5 to 7 years	$8,966,747	$5,295,217
Leasehold improvements	3 to 7 years	282,483	210,570
Office equipment, furniture and fixtures	5 to 7 years	450,849	278,587
Purchased software	5 to 7 years	1,741,132	487,388

		11,441,211	6,271,762
Less: accumulated depreciation		(3,957,189)	(2,552,347)

		$7,484,022	$3,719,415

Depreciation expense was $1,390,159, $894,928 and $663,894 for the years ended December 31, 2010, 2009 and 2008, respectively.
We enter into agreements with medical centers participating in our U.S. clinical trials under which we loan certain equipment, including patient monitors, to the center to be used throughout the trials. The equipment loaned to the centers is classified as a long-lived asset and included as a component of Property, plant and equipment (machinery and equipment) on our consolidated balance sheets. Depreciation expense on equipment subject to these agreements is classified in cost of revenues and is computed using the straight-line method based on the estimated useful life of three years.
We also enter into short-term cancellable rental agreements with certain commercial customers for components of the HeartWare System, including patient monitors and controllers. Under the terms of such agreements, we provide the equipment to the customers, but we retain title to the equipment. Equipment subject to rental agreements is classified as a long-lived asset and included as a component of property, plant and equipment (machinery and equipment). Depreciation expense on equipment subject to these agreements is classified in cost of revenues and is computed using the straight-line method based on the estimated useful life of one and one half years.
The net carrying value of equipment subject to the agreements discussed above was approximately $520,000 as of December 31, 2010.
Deferred Financing Costs
Costs incurred in connection with the issuance of our convertible senior notes have been allocated between the liability component and the equity component as further discussed in Note 8. The liability component of the issuance costs incurred was capitalized and is included in Deferred financing costs, net on the consolidated balance sheets. These costs are amortized using the effective interest method until December 15, 2017, the maturity date of the notes, and such amortization expense is reflected in Interest expense on our consolidated statements of operations. The amount of amortization for the year ended December 31, 2010 was approximately $11,000.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Other Intangible Assets, net
The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization at December 31 are as follows:

		2010		2009
	Weighted Average Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortizable Intangible Assets	(Years)	Amount	Amortization	Amount	Amortization
Patents	15	$1,861,684	$(266,228)	$1,356,645	$(164,728)
Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $101,500, $75,871 and $41,187, respectively.
Estimated amortization expense for each of the five succeeding fiscal years based upon our intangible asset portfolio at December 31, 2010 is approximately $124,000.
Revenue Recognition
We recognize revenue from product sales in accordance with FASB ASC 605 — Revenue Recognition. Pursuant to agreements or orders from customers, we ship product to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. A majority of product sales are made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is recognized upon customer receipt and acceptance of the product. Shipping fees billed to customers are included in revenues and the related shipping costs are included in cost of revenues. Value added taxes and other similar types of taxes collected from customers in connection with the sale of our products are recorded on a net basis and are not included in Revenues, net. Revenue recognized to date is from sales of our devices in connection with our U.S. clinical trials, as commercial products to customers in Europe and under special access in countries.
Product Warranty
Certain patient accessories sold with the HeartWare System are covered by a limited warranty ranging from one to two years. Estimated contractual warranty obligations are recorded as an expense when the related revenue is recognized and are included in Cost of revenues on our consolidated statements of operations. Factors that affect estimated warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and vendor supported warranty programs. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
The amount of the liability recorded is equal to the estimated costs to repair or otherwise satisfy claims made by customers. Accrued warranty expense is included as a component of Accrued expenses and other current liabilities on the consolidated balance sheets. Prior to 2009, we did not maintain an accrual for product warranty as revenue was minimal.
The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenues and are not included in product warranty liability.
The following table summarizes the change in our warranty liability for the years ended December 31, 2010 and 2009:

	2010	2009
Beginning balance	$99,169	$—
Accrual for warranties	311,920	99,169
Warranty costs incurred during the period	(120,198)	—

Ending balance	$290,891	$99,169

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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
When appropriate, we estimate the expected life of an option by averaging the contractual term of the stock option grants (up to 10 years) with the associated vesting term (typically 4 years).We estimate the volatility of our shares on the date of grant considering several factors, including the historical volatility of our publicly-traded shares. We estimate the forfeiture rate based on our historical experience of forfeitures and our employee retention rate. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. We estimate the risk-free interest rate based on rates in effect for United States government bonds with similar lives, at the time of grant.
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
Impairment of Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. As of December 31, 2010, none of our long-lived assets were impaired.
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
Translation of Foreign Currency
Assets and liabilities of our non-U.S. entities are translated at the period-end exchange rate and revenues and expenses are translated at the average exchange rates in effect during the respective periods. Equity transactions are translated at the spot rates on the dates of the original transactions. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of stockholders’ equity, titled Accumulated other comprehensive loss. Items in Accumulated other comprehensive loss are not tax affected as we have incurred a net loss in each period since inception.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
While most of the transactions of our domestic and international operations are denominated in the respective local currency, some transactions are denominated in other currencies. Transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of this type of transaction, any foreign currency gains or losses are included in our consolidated statements of operations.
The exchange rate between the U.S. and Australian dollar has fluctuated substantially in the past. This fluctuation resulted in significant changes in the cumulative translation adjustment and foreign exchange gains during the year ended December 31, 2008. During that period of time, our Australian subsidiary, HeartWare Pty. Limited, which operates in a functional currency of Australian dollars, held significant U.S. dollar cash accounts. Exchange rate fluctuations affect the value of these accounts and result in foreign currency gains and losses. Such gains and losses are included in our consolidated statements of operations.
Research and Development
Research and development costs, including new product development programs, regulatory compliance and clinical research, are expensed as incurred.
Marketing and Advertising Costs
Marketing, advertising and promotional costs are expensed when incurred. Advertising expenses were immaterial to our results of operations for the years ended December 31, 2010, 2009 and 2008.
Fair Value Measurements
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of December 31, 2010 and are carried at fair value. Our convertible senior notes were recorded at fair value on the issuance date. See Note 5, “Fair Value Measurements” and Note 8, “Debt” for more information.
Vendor Concentration
For the years ended December 31, 2010, 2009 and 2008, we purchased approximately 66%, 60% and 58%, respectively, of our inventory components and supplies from three vendors. In addition, one of the three vendors supplies consulting services and material used in research and development activities. As of December 31, 2010 and 2009, the amounts due to these vendors totaled approximately $902,000 and $846,000, respectively.
Concentration of Credit Risk and other Risks and Uncertainties
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Cash and cash equivalents are primarily on deposit with financial institutions in the United States and these deposits generally exceed the amount of insurance provided by the Federal Deposit Insurance Corporation. The Company has not experienced any historical losses on its deposits of cash and cash equivalents. Our investments consist of investment grade rated corporate and government agency debt.
Concentration of credit risk with respect to our trade accounts receivable from our customers is primarily limited to hospitals and health research institutions. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any credit losses, but have established an allowance for doubtful accounts of $600,000 at December 31, 2010.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
We are subject to certain risks and uncertainties including, but not limited to, our ability to achieve profitability, to generate cash flow sufficient to satisfy our indebtedness, to run clinical trials in order to receive and maintain FDA and foreign regulatory approvals for our products, the ability to achieve widespread acceptance of our product, our ability to manufacture our products in a sufficient volume and at a reasonable cost, the ability to protect our proprietary technologies and develop new products, the risks associated with operating in foreign countries, and general competitive and economic conditions. Changes in any of the preceding areas could have a material adverse effect on our business, results of operations or financial position.
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
Note 4. Investments
We have cash investment policies that limit investments to investment grade securities. At December 31, 2010, all of our investments were classified as available-for-sale and carried at fair value. Our short-term investments had maturity dates of less than twenty-four months, while our long-term investments matured beyond twenty-four months, but within thirty months of the date of this report. Such investments consist of corporate debt, a portion of which is guaranteed by foreign governments, and U.S. government agency debt securities. At December 31, 2009, we did not hold any investments.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
The amortized cost and fair value of our investments, with gross unrealized gains and losses, at December 31, 2010 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value

Short-term investments:
Corporate debt	$21,294,673	$35,437	$—	$21,330,110

Total short-term investments	$21,294,673	$35,437	$—	$21,330,110

Long-term investments:
U.S. government agency debt	$4,006,714	$—	$(1,055)	$4,005,659

Total long-term investments	$4,006,714	$—	$(1,055)	$4,005,659

In the year ended December 31, 2010 we did not have any realized gains or losses on our investments.
Note 5. Fair Value Measurements
FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us as of the reporting dates. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
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
The following table represents the fair value of our financial assets and financial liabilities measured at fair value on a recurring basis and which level was used in the fair value hierarchy.

	Carrying		Fair	Fair Value Measurements at the Reporting Date Using
	Value		Value	Level 1	Level 2	Level 3
Assets
Short-term investments	$21,330,110		$21,330,110	$—	$21,330,110	$—
Long-term investments	$4,005,659		$4,005,659	$—	$4,005,659	$—

Liabilities
Convertible senior notes	$89,921,557	(1)	$160,693,813	$—	$160,693,813	$—

(1)	The carrying amount of our convertible senior notes is net of unamortized discount. See Note 8, “Debt” for more information.
The fair value of our investments and convertible senior notes was determined using quoted prices for the instruments in markets that are not active. The fair value of our convertible senior notes is presented for disclosure purposes only.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Note 6. Other Balance Sheet Information
Accrued expenses and other current liabilities consist of the following at December 31:

	December 31,
	2010	2009

Accrued payroll and other employee costs	$4,152,833	$2,487,066
Accrued research and development costs	671,928	344,256
Accrued VAT	647,525	42,256
Accrued professional fees	577,237	347,063
Accrued material purchases	255,679	370,226
Other accrued expenses	696,148	257,219

	$7,001,350	$3,848,086

Accrued payroll and other employee costs included year-end employee bonuses of approximately $3.1 million and $1.7 million at December 31, 2010 and 2009, respectively.
Note 7. Exchange of Equity Interests Among Entities Under Common Control
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
Note 8. Debt
Convertible Senior Notes
On December 15, 2010, we consummated the issuance and sale of $143.75 million aggregate principal amount of 3.5% convertible senior notes due 2017 (the “Convertible Notes”) pursuant to the terms of an Indenture dated December 15, 2010. The Convertible Notes are the senior unsecured obligations of the Company. The Convertible Notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The Convertible Notes will mature on December 15, 2017, unless earlier repurchased by us or converted.
The Convertible Notes will be convertible at an initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, representing a conversion premium of approximately 23% based on the closing price of $81.31 per share of our common stock on December 9, 2010. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events.
Prior to June 15, 2017, holders may convert their Convertible Notes at their option only upon satisfaction of one or more conditions relating to the sale price of our common stock, the trading price per $1,000 principal amount of Convertible Notes or specified corporate events. On or after June 15, 2017 until the close of business of the business day immediately preceding the date the Convertible Notes mature, holders may convert their Convertible Notes at any time, regardless of whether any of the foregoing conditions have been met. As of the date of the filing, none of the events that would allow holders to convert their Convertible Notes have occurred. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election.
We may not redeem the Convertible Notes prior to maturity. Holders of the Convertible Notes may require us to purchase for cash all or a part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, upon the occurrence of certain fundamental changes (as defined in the Indenture) involving the Company. The Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
The Indenture contains customary terms and nonfinancial covenants and defines events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company occurs and is continuing, the Trustee (by notice to the Company) or the holders of at least 25% in principal amount of the outstanding Convertible Notes (by notice to the Company and the Trustee) may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company, 100% of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Notwithstanding the foregoing, the Indenture provides that, to the extent we elect, the sole remedy for an event of default relating to certain failures by us to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the Convertible Notes.
In accordance with ASC 470-20, Debt, which applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, we recorded the long-term debt and equity components on our Convertible Notes separately on the issuance date. The amount recorded for long-term debt was determined by measuring the fair value of a similar liability that does not have an associated equity component. The measurement of fair value required the Company to make estimates and assumptions to determine the present value of the cash flows of the Convertible Notes, absent the conversion feature. This treatment increased interest expense associated with our Convertible Notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the 3.5% cash coupon rate and the effective interest rate on debt borrowing of approximately 12.5%. The discount is being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and is included in interest expense on the consolidated statements of operations. Additionally, we allocated the costs related to issuance of the Convertible Notes on the same percentage as the long-term debt and equity components, such that a portion of the costs is allocated to the long-term debt component and the equity component included in additional paid-in capital. The portion of the costs allocated to the long-term debt component is presented as Deferred financing costs, net on our consolidated balance sheets. These deferred financing costs are also being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and such amortization is included in interest expense on the consolidated statements of operations
The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following at December 31, 2010:

Principal amount	$143,750,000
Unamortized discount	(54,828,443)

Net carrying amount	$88,921,557

Equity component	$55,037,913

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on December 31, 2010 of $87.57, was approximately $125.9 million. The fair value of our Convertible Notes as presented in Note 5 was $160.7 million at December 31, 2010.
Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the year ended December 31, 2010, interest expense related to the Convertible Notes was as follows:

Stated amount at 3.5% coupon rate	$209,636
Amortization of discount	209,470
Amortization of deferred financing costs	11,231

$430,337

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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
Any loans to us under the Loan Agreement, at Thoratec’s option, could have been converted in whole or in part into shares of HeartWare common stock prior to the maturity date of the loans The number of shares to be issued was determined by dividing the outstanding principal amount of the loans, including any accrued and unpaid interest, or funds held in escrow by the U.S. dollar equivalent of AU$35.00 at the time of the conversion. The conversion price was subject to customary adjustment provisions as defined in the Loan Agreement.
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
Beginning July 31, 2009, the date the Merger Agreement was terminated, Thoratec became entitled to convert any escrow funds in whole or in part into shares of HeartWare International common stock at any time prior to termination of the Loan Agreement. The terms and conditions of this conversion provision were evaluated and determined to result in an embedded derivative within the host contract Loan Agreement. We computed the fair value of the embedded derivative to be approximately $3.9 million at July 31, 2009, the initial measurement date. Fair value was determined using a valuation model with observable market inputs to determine relevant assumptions including interest rates and stock and foreign currency volatilities. The initial fair value was capitalized as deferred financing costs and was being amortized over the contractual term of the Loan Agreement. The amount of amortization for the year ended December 31, 2009 was approximately $671,000 and is included in Interest expense on our consolidated statements of operations. Due to the repayment of all amounts borrowed under the Loan Agreement and our inability to re-borrow amounts repaid, the proportionate amount of the unamortized balance of the deferred financing costs at the repayment dates were recorded as an expense. These amounts aggregating approximately $3.2 million are included in the line item Gain on early extinguishment of debt, net on our consolidated statements of operations.
The change in the fair value of the derivative instrument during the period of time it remained outstanding resulted in an expense aggregating approximately $3.9 million. This amount is presented as a separate line item on our consolidated statements of operations. Due to the repayment of all amounts borrowed under the Loan Agreement, our inability to re-borrow amounts repaid and Thoratec’s inability to convert any repaid amounts into our common stock, the proportionate amount of the fair value of the derivative at the repayment dates, aggregating to $7.8 million, as well as the unamortized balance of deferred financing costs of $3.2 million, was recorded as a gain on the extinguishment of debt. The net amount of $4.6 million is shown on the line item Gain on early extinguishment of debt, net on our consolidated statements of operations.
Note 9. Leases
On September 30, 2010, we amended and renewed our lease for our facility in Miami Lakes, Florida. This facility contains our domestic operations and manufacturing. Under the amended lease we will maintain our existing space of approximately 59,000 square feet, extend the lease term by approximately two years to expire on June 30, 2013 and pay a base rent of $9.00 per square foot starting in June 2011, subject to a 3% annual escalation thereafter. Under the amended lease, we have an option to renew for two additional three-year periods.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
On August 16, 2010, we amended and renewed our lease for our headquarters in Framingham, Massachusetts. Under the amended lease we began occupying additional space in the fourth quarter of 2010, increasing our total square footage from 7,040 to approximately 15,000. Base rent obligations will increase to approximately $275,000 per year. The lease term expires on December 31, 2014 and we have an option to renew for an additional four-year period at fair market value, as defined in the lease agreement. We also have an option to expand with an additional 3,002 square foot space in the building.
On December 9, 2010, we signed a lease for a new facility in Miami Lakes, Florida as part of our planned expansion to support our efforts to prepare for U.S. commercialization. The facility will be used primarily for manufacturing, research and development and administrative functions. Under the lease, we will rent approximately 131,000 square feet for a period ending February 28, 2022, with an option to renew for two five-year terms. The landlord will provide up to $1.75 million towards capital improvements. Base rent will be $9.00 per square foot, payable starting March 2012 and subject to a 3% annual escalation thereafter. A security deposit of $1.25 million was provided in the form of an unconditional stand-by letter of credit. The letter of credit is supported by a certificate of deposit for the same amount, which is included in Restricted cash on our consolidated balance sheet as of December 31, 2010.
In addition to the leases discussed above, we have entered into various operating lease agreements for miscellaneous office space and equipment. The duration of these agreements is typically twenty-four to thirty-six months from origination. The aggregate base annual rental payment on these leases is less than $100,000.
We recognize rent expense on a straight-line basis over the term of the lease. Any scheduled rent increases, rent holidays and other related incentives are recognized on a straight-line basis over the term of the lease. Rent expense was approximately $931,000, $879,000 and $967,000 in 2010, 2009 and 2008, respectively. Future minimum rental commitments under non-cancelable operating lease agreements with remaining terms of at least one year as of December 31, 2010 are as follows:

Operating
Leases
Year Ending December 31,
2011	$983,323
2012	1,951,893
2013	1,862,645
2014	1,607,997
2015	1,371,313
After 2015	9,410,565

Total minimum lease payments	$17,187,736

Note 10. Stockholders’ Equity
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
Common Stock
We are authorized to issue up to 25,000,000 shares of common stock, $.001 par value per share. As of December 31, 2010, we had 13,878,686 shares outstanding. Holders are entitled to one vote for each share of common stock (or its equivalent).

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Shares of our common stock reserved at December 31, 2010, for possible future issuance are as follows:

Convertible senior notes	1,767,923
Equity award plans	949,231

2,717,154

See the Consolidated Statement of Stockholders’ Equity for details related to our equity transactions.
2010 Public Offering
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
2008 Private Placement
In July 2008, we completed a private placement of approximately 1.78 million shares of our common stock for gross proceeds of approximately $29.9 million. After fees and expenses, net proceeds were approximately $29.4 million.
The Company’s issuance and sale of its shares of common stock in this private placement were exempt from SEC registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Act”) with respect to Australian investors, and pursuant to Regulation D under the Act with respect to United States investors.
Note 11. Share-Based Compensation
We recognize share-based compensation expense for the portion of awards that are ultimately expected to vest using an accelerated accrual method over the vesting period from the date of grant. We estimate forfeitures at the time of grant. We have applied a forfeiture rate of approximately 12.5% to all unvested share-based awards as of December 31, 2010, which represents the portion that we expect will be forfeited over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Vesting of share-based awards issued with performance-based vesting criteria must be “probable” before we begin recording share-based compensation expense. At each reporting period, we review the likelihood that these awards will vest and if vesting is deemed probable, we begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
We allocate share-based compensation expense to cost of revenues, selling, general and administrative expense and research and development expense based on the award holders’ employment function. For the years ended December 31, 2010, 2009 and 2008, we recorded share-based compensation expenses as follows:

	2010	2009	2008
Cost of revenues	$937,388	$805,387	$37,405
General and administrative	7,629,282	2,006,709	1,025,548
Research and development	2,018,077	1,320,052	88,666

	$10,584,747	$4,132,148	$1,151,619

For the years ended December 31, 2010 and 2009, we experienced a significant increase in share-based compensation expense due primarily to an annual grant of equity awards to a large group of our employees in September 2009. A portion of this grant was subject to stockholder approval. Upon receipt of stockholder approval at our annual meeting of stockholders in the second quarter of 2010, we recorded a true-up of share-based compensation expense to coincide with the award’s vesting period of approximately $1.2 million.
No deferred tax benefits were attributed to our share-based compensation expense recorded in the accompanying consolidated financial statements because we are in a net operating loss position and a full valuation allowance is maintained for all net deferred tax assets. We receive a tax deduction for certain stock option exercises during the period the options are exercised, and for the vesting of restricted stock units during the period the restricted stock units vest. For stock options, the amount of the tax deduction is generally for the excess of the fair market value of our shares of common stock over the exercise price of the stock options at the date of exercise. For restricted stock units, the amount of the tax deduction is generally for the fair market value of our shares of common stock at the vesting date. Excess tax benefits are not included in the accompanying consolidated financial statements because we are in a net operating loss position and a full valuation allowance is maintained for all net deferred tax assets.
Equity Plans
We have issued share-based awards to employees, non-executive directors and outside consultants through various approved plans and outside of any formal plan. New shares are issued upon the exercise of share-based awards.
On August 5, 2008, we adopted the HeartWare International, Inc. 2008 Stock Incentive Plan (“2008 SIP”). The 2008 SIP allows for the issuance of share-based awards to employees, directors and consultants. We have issued options and restricted stock units (“RSU’s”) to employees and directors under the 2008 SIP. The plan allows for the issuance of share-based awards representing up to 13% of the prior fiscal year’s weighted average shares outstanding, less share-based awards outstanding under our other equity plans. At December 31, 2010, there were no shares available for future awards under the 2008 SIP. Under the terms of the 2008 SIP, the shares available for future issuance are adjusted on January 1st of each year based on the prior year’s weighted average shares outstanding. As of January 1, 2011, the shares available for future issuance were approximately 671,000. Future share-based awards will only be made from the 2008 SIP.
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

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

	Years Ended
	December 31,
	2010	2009	2008
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	60.94%	60.50%	58.23%
Risk-free interest rate	2.71%	2.80%	6.22%
Estimated holding period (years)	6.25	6.25	6.22
Information related to options granted under all of our plans at December 31, 2010 and activity during the year then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2009	520,835	$27.96
Granted	34,250	48.57
Exercised	(131,405)	27.06
Forfeited	(9,751)	27.14
Expired	(9,563)	43.29

Outstanding at December 31, 2010	404,366	$32.87	6.70	$22,119,299

Exercisable at December 31, 2010	256,118	$34.35	5.91	$13,630,658

The aggregate intrinsic values at December 31, 2010 noted in the table above represent the closing price of our common stock traded on NASDAQ, less the weighted average exercise price at period end multiplied by the number of options outstanding and exercisable.
At December 31, 2010, 34,283 of the 148,248 options outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.
The weighted average grant date fair value per share of options granted during the years ended December 31, 2010, 2009 and 2008 was $28.62, $16.50 and $9.37, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was approximately $4.0 million and $2.9 million, respectively. There were no options exercised during the year ended December 31, 2008. Cash received from option exercises for the year ended December 31, 2010 was approximately $3.6 million.
At December 31, 2010, there was approximately $1.3 million of unrecognized compensation cost related to non-vested option awards, including performance-based options not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.5 years.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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
Information related to RSU’s at December 31, 2010 and activity during the year then ended is as follows:

		Weighted
		Average
		Remaining
		Contractual
	Number of	Life	Aggregate
	Units	(Years)	Intrinsic Value
Outstanding at December 31, 2009	413,135
Granted	331,425
Vested/Exercised	(193,208)
Forfeited	(6,487)
Expired	—

Outstanding at December 31, 2010	544,865	8.97	$47,713,828

Exercisable at December 31, 2010	—	—	$—

The aggregate intrinsic value at December 31, 2010 noted in the table above represents the closing price of our common stock traded on NASDAQ, multiplied by the number of RSU’s outstanding.
At December 31, 2010, 58,580 of the 544,865 RSU’s outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.
The total intrinsic value of RSU’s vested during the years ended December 31, 2010 and 2009 was approximately $11.6 million and $512,000, respectively. No RSU’s vested during the year ended December 31, 2008.
The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSU’s granted during the years ended December 31, 2010, 2009 and 2008 was $73.87, $27.21 and $14.40, respectively.
At December 31, 2010, we had approximately $15.7 million of unrecognized compensation cost related to non-vested RSU awards, including awards not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.6 years.
Note 12. Income Taxes
At December 31, 2010 and 2009, we had gross deferred tax assets in excess of deferred tax liabilities of $24.7 million and $32.8 million, respectively. We determined that it is not “more likely than not” that such assets will be realized, and as such have applied a valuation allowance of $24.7 million and $32.8 million as of December 31, 2010 and 2009, respectively. We evaluate our ability to realize our deferred tax assets each period and adjust the amount of our valuation allowance, if necessary. If there is an ownership change, as defined under Internal Revenue Code Section 382, the use of operating loss and credit carry-forwards may be subject to limitation on use. We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve.
FASB ASC 740 — Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits and length of carry-back and carry-forward periods. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. We have applied a 100% valuation allowance against our net deferred tax assets as of December 31, 2010 and 2009.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
The United States and foreign components of loss before income taxes were as follows:

	Years Ended December 31,
	2010	2009	2008
United States	$(29,512,066)	$(20,204,552)	$(24,679,024)
Non-U.S.	115,166	(704,306)	915,403

	$(29,396,900)	$(20,908,858)	$(23,763,621)

The effective tax rate of 0% differs from the statutory United States federal income tax rate of 35% for all periods presented due primarily to the valuation allowance. The valuation allowance decreased by approximately $8.1 million for the year ended December 31, 2010 and increased by approximately $6.4 million and $8.8 million for the years ended December 31, 2009 and 2008, respectively.
The primary components of net deferred tax assets are as follows:

	At December 31,
	2010	2009

Net operating loss and other carryforwards
United States	$38,168,532	$30,009,853
Non-U.S.	2,906,860	2,276,745

Total net operating losses	41,075,392	32,286,598
Deferred tax asset — equity awards	3,880,553	2,664,116
Deferred tax liability — convertible notes	(20,736,885)	—
Other deferred tax assets	516,459	241,930

Valuation allowance	(24,735,519)	(35,192,644)

Net deferred tax assets	$—	$—

At December 31, 2010, we had net operating loss carryforwards of approximately $116.2 million for U.S. federal income tax purposes and $9.7 million for non-U.S. (primarily Australia) income tax purposes. Non-U.S. losses have an unlimited carry forward period and the U.S. operating losses expire as follows:

Year of Expiration	Year Generated	U.S. Losses	Foreign Losses
Unlimited	2006	—	$(3,968,169)
Unlimited	2007	—	(3,864,254)
Unlimited	2009	—	(1,829,362)
2025	2005	(10,975,294)	—
2026	2006	(13,460,082)	—
2027	2007	(17,344,349)	—
2028	2008	(23,928,792)	—
2029	2009	(20,543,508)	—
2030	2010	(29,962,300)	—

		$(116,214,325)	$(9,661,785)

Uncertain tax positions
The amount of unrecognized tax benefits as of December 31, 2010 and December 31, 2009 was $0. There have been no material changes in unrecognized tax benefits through December 31, 2010. The fiscal years 2005 through 2010 are considered open tax years in U.S. federal and state and Australian tax jurisdictions. In addition, 2010 is considered an open tax year for German and United Kingdom jurisdictions. We currently do not have any audit investigations in any jurisdiction.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Note 13. Net Loss Per Common Share
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

Common shares issuable upon:	2010	2009	2008
Conversion of convertible notes	1,767,923	—	—
Exercise of share-based awards	949,231	933,970	841,220
Note 14. Business Segment, Geographic Areas and Major Customers
For financial reporting purposes, we have one reportable segment which designs, manufactures and markets medical devices for the treatment of advanced heart failure. Products are sold to customers located in the United States through our clinical trials, as commercial products to customers in Europe and under special access in other countries. Product sales attributed to a country or region are based on the location of the customer to whom the products are sold. Long-lived assets are primarily held in the United States.
Product sales by geographic location are as follows:

	Years Ended
	December 31,
(In thousands)	2010	2009
Domestic	$14,998	$9,967
Germany	25,103	8,550
International, excluding Germany	15,063	5,655

	$55,164	$24,172

For the year ended December 31, 2010, one customer exceeded 10% of product sales individually and accounted for approximately 16% of product sales in the aggregate. For the year ended December 31, 2009, two customers exceeded 10% of product sales individually and accounted for approximately 22% of product sales in the aggregate. As the majority of our revenue is generated outside of the U.S., we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the U.S.
The percentage of our revenue generated in the U.S. was lower in 2010 compared to 2009 due to the acceleration of our commercial efforts in Europe and the completion of enrollment in our ADVANCE trial in the U.S. in February 2010. While the FDA approved an Investigational Device Exemption Supplement that allowed us to enroll additional patients in our ADVANCE trial under a Continued Access Protocol, we experienced periods of inactivity while we awaited approval. In August 2010, we commenced enrollment in our ENDURANCE destination therapy clinical trial in the U.S. However, the revenue impact in the year ended December 31, 2010 was not significant as it can take several months to reach a level of enrollment that will have a significant impact on domestic and total revenue.
Note 15. Commitments and Contingencies
The following contingent liabilities resulting from the 2003 acquisition by HeartWare, Inc. of a business that previously held our technology existed as of December 31, 2010:
•	a milestone payment of $1.25 million due within 6 months of the date when the first circulatory assist device is approved for sale in the United States, provided that we have at least $25 million in cash on hand and, if we do not have $25 million at that time, then the payment is deferred until such time that we have $25 million in cash on hand; and
•	a special payment of up to $500,000 upon a sale of our HeartWare, Inc. subsidiary if such sale generates proceeds in excess of the aggregate liquidation preferences of all of HeartWare, Inc.’s then outstanding preferred stock.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
We will record the effect of these payment obligations when and if these events occur or are deemed probable of occurring.
During 2009, we paid $750,000 as a result of our receipt of approval to sell our first circulatory assist device in Europe. This represented the first milestone payment resulting from the acquisition noted above and is included in research and development expense.
At December 31, 2010, we had purchase order commitments of approximately $11.9 million related to product costs and property, plant and equipment purchases. Many of our materials and supplies require long lead times and as such purchase order commitments reflect materials that may be received up to one year from the date of order.
In addition to the above, we have entered into employment agreements with all of our executive officers, including our Chief Executive Officer and our Chief Financial Officer who is also our Chief Operating Officer. These contracts do not have a fixed term and are constructed on an “at will” basis. Some of these contracts provide executives with the right to receive certain additional payments and benefits if their employment is terminated after a change of control, as defined in such agreements.
The taxation and customs requirements, together with other applicable laws and regulations of certain foreign jurisdictions, can be inherently complex and subject to differing interpretation by local authorities. We are subject to the risk that either we have misinterpreted applicable laws and regulations, or that foreign authorities may take inconsistent, unclear or changing positions on local law, customs practices or rules. In the event that we have misinterpreted any of the above, or that foreign authorities take positions contrary to ours, we may incur liabilities that may differ materially from the amounts accrued in the accompanying consolidated financial statements.
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
On February 24, 2010 we received a letter from two holders of Series A Preferred Stock in HeartWare, Inc., an indirect subsidiary of HeartWare International, Inc., requesting various financial and other information regarding HeartWare, Inc. for the purposes of determining the Company’s compliance with their rights as holders of Series A Preferred Stock, including whether a liquidation event has occurred since inception in 2003. HeartWare, Inc. issued Series A-1 and Series A-2 Preferred Stock to certain creditors of Kriton Medical, Inc. when HeartWare, Inc. purchased substantially all of the assets of Kriton in July 2003. The Series A-1 and Series A-2 Preferred Stock do not have voting or dividend rights but entitle the holders thereof to receive, upon certain liquidation events of HeartWare, Inc. (but not the liquidation of or change of control of HeartWare International, Inc.), an amount equal to $10 per share of Series A-1 and an amount equal to $21 per share of Series A-2, which currently represent an aggregate liquidation preference of approximately $15 million. We do not believe we have abrogated the rights, or in any way failed to satisfy obligations owed to any of our stockholders, including holders of Series A Preferred Stock in HeartWare, Inc. There have been no further communications.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
There can be no certainty that litigation will not arise in relation to the above matters or, if it does arise, whether or not it will be determined in a manner which is favorable to us. As at the date of this report, we are not able to determine the amount, if any, of costs or damages that could be associated with either of the above matters.
Note 16. Guarantees
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
Note 17. Retirement Savings Plan
We have established a 401(k) plan in which substantially all of our employees are eligible to participate. Contributions made by employees are limited to the maximum allowable for U.S. federal income tax purposes. Beginning in April 2010, we commenced a matching program whereby we match employee contributions at a rate of 100% of applicable contributions up to 3% of included compensation plus 50% of applicable contributions up to the next 2% of included compensation. Our contributions to the 401(k) plan were approximately $276,000 for 2010. We did not make any contributions to the plan in 2009 and 2008.
Note 18. Quarterly Financial Information (Unaudited)
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

	Three Months Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
2010
Revenues, net	$10,703	$9,757	$13,817	$20,887
Gross profit	5,023	5,464	7,814	12,422
Net loss	(4,544)	(9,982)	(7,844)	(7,027)
Net loss per common share — basic and diluted (1)	$(0.35)	$(0.73)	$(0.57)	$(0.51)
Weighted average shares outstanding — basic and diluted	12,958	13,683	13,753	13,874

2009
Revenues, net	$1,478	$2,968	$7,506	$12,220
Gross profit	759	1,389	3,403	5,410
Net loss	(6,233)	(6,891)	(5,874)	(1,911)
Net loss per common share — basic and diluted (1)	$(0.70)	$(0.78)	$(0.60)	$(0.17)
Weighted average shares outstanding — basic and diluted	8,867	8,876	9,716	11,369

(1)	Net loss per common share for each quarter is computed using the weighted-average number of shares outstanding during that quarter while net loss per common share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ net loss per common share may not equal the full-year earnings per share.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Significant amounts in per quarter information listed above include:
•	Net loss for the quarters ended March 31, June 30, September 30 and December 31, 2010 include approximately $1.7 million, $4.3 million, $2.6 million and $2.0 million, respectively, of share-based compensation expense.
•	Net loss for the quarter ended March 31, 2009 includes $750,000 related to the commitment discussed in Note 15 above and approximately $693,000 of foreign currency exchange gains arising from the appreciation in value of our cash holdings, which were denominated in foreign currencies, namely Australian dollars.
•	Net loss for the quarter ended June 30, 2009 includes $1.1 million of foreign currency exchange losses arising from the depreciation in value of our cash holdings, which were denominated in foreign currencies, namely Australian dollars.
•	Net loss for the quarters ended March 31, 2009 and June 30, 2009 include $1.9 million and $2.4 million, respectively, of expenses related to the proposed acquisition by Thoratec.
•	Net loss for the quarter ended September 30, 2009 includes $2.2 million related to the change in fair value of a derivative instrument.
•	Net loss for the quarter ended December 31, 2009 includes $4.6 million related to the net gain on the early extinguishment of debt related to the borrowing and repayment of all amounts under the Thoratec Loan Agreement.
Note 19. Subsequent Events
We have evaluated events and transactions that occurred subsequent to December 31, 2010 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.
On January 24, 2011, the University of Michigan Cardiovascular Center and the University of Pittsburgh announced that they have been awarded grants from the National Heart, Lung and Blood Institute and the Company to conduct a study exploring the potential benefits of LVADs in patients who will be given earlier access to these devices. In the study, called REVIVE-IT, researchers will compare whether non-transplant eligible patients with heart failure less advanced than that of current LVAD recipients do better with implanted devices than with current medical therapy. Our financial commitment for the study is up to $9.6 million of actual costs over the five-year trial period. The terms and conditions of the financial commitment are subject to completion of a definitive agreement.
Except as disclosed above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on our internal control over financial reporting, which is presented below.
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
HeartWare International, Inc.
We have audited HeartWare International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 24, 2011 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Fort Lauderdale, Florida
February 24, 2011

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Our executive officers and their respective ages are as follows:

Name	Age	Position

Douglas Godshall	46	Managing Director (1), President and Chief Executive Officer
David McIntyre	40	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Jeffrey LaRose	49	Executive Vice President and Chief Scientific Officer
David Hathaway	63	Chief Medical Officer
Lauren Farrell	43	Vice President, Finance and Chief Accounting Officer
Jeffrey Held	42	Vice President, General Counsel and Secretary
Ramon Paz	53	Senior Vice President, Quality Assurance
James Schuermann	42	Senior Vice President, Sales and Marketing

(1)	The term “Managing Director” with respect to Mr. Godshall is a job title given to him by the Company.
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
Lauren Farrell. Ms. Farrell joined HeartWare in November 2006 as Group Director, Finance and was promoted to Vice President, Finance in August 2008. Reporting to the Chief Financial Officer, Ms. Farrell has overall responsibility for the Company’s accounting and finance activities. Ms. Farrell has over 20 years accounting and finance experience including roles in public accounting, financial management and reporting with private and public companies. Prior to joining HeartWare, Ms. Farrell was Chief Financial Officer of Ambient Corporation from March 2005 to January 2006. From January 2001 to July 2004, Ms. Farrell served as Vice President at Bingham Strategic Advisors, a strategic consulting firm. Ms. Farrell is a Certified Public Accountant and holds a Bachelors of Science in Accounting and a Masters of Business Administration from Bentley College.
Jeffrey Held. Mr. Held has been our Vice President, General Counsel since July 2010 and Secretary since September 2010. Mr. Held directs our legal function. Prior to joining HeartWare, Mr. Held was at 3Com Corporation (sold to Hewlett-Packard Company) from February 2006 to May 2010, where he served in increasingly senior legal positions including, most recently, as Vice President, Deputy General Counsel and Assistant Secretary. At 3Com, Mr. Held was responsible for a wide range of legal functions, including securities, mergers and acquisitions, finance, corporate governance and strategic transactions, as well as Board support duties. Prior to 3Com, Mr. Held practiced at several leading law firms in Boston and New York where he counseled growth companies in the life sciences and high technology sectors. Mr. Held has a B.A. from Tufts University and earned his law degree from Fordham University School of Law.
Ramon Paz. Mr. Paz joined HeartWare as Director of Quality Assurance in October 2004 and was promoted to Vice President, Quality Assurance in July 2007. He has primary responsibility for establishing and managing the company’s Quality Management System. Mr. Paz has over 23 years of multifunctional experience in the medical device industry across Quality, Manufacturing, Engineering, Regulatory and Clinical organizations. He began his career with Cordis Corporation, where he spent 15 years in a range of progressively more senior positions across the Quality, Manufacturing and Product Development groups. In 1998, Mr. Paz joined World Medical, a start-up company which was later acquired by MedtronicAVE, where he was Head of Quality, with expanded responsibility for managing the regulatory and clinical groups responsible for the clinical study of the TALENT stent graft.
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
The other information required by this Item 10 is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission or is to be included in Item 10 of an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation
The information required by this Item 11 is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission, including the information set forth under the caption “Executive Compensation” or is to be included in Item 11 of an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission, including the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” or is to be included in Item 12 of an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.
The information required by this Item 12 is included in our 2011 Proxy Statement and is incorporated herein by reference.
Australian Disclosure Requirements
In addition to our primary listing on NASDAQ, we are also listed for quotation in the form of CHESS Depositary Interests (“CDIs”) on the Australian Securities Exchange (“ASX”) and trade under the symbol “HIN”. As part of our ASX listing, we are required to comply with various disclosure requirements as set out in the ASX Listing Rules. The following information is intended to comply with the ASX Listing Rules and is not intended to fulfill information required by Part III of this Annual Report on Form 10-K.
Substantial Shareholders
The number of CDIs held by our substantial shareholders (being shareholders who, together with their associates, have a relevant interest in at least 5% of our voting shares) should their stockholdings be converted from common stock into CDIs as at 31 December 2010 are set out below:

	Number of	Percentage
	Ordinary CDIs	%
FMR LLC and FIL Limited	72,814,875	15.0
Apple Tree Partners	58,588,670	12.1
Wellington Asset Management	51,115,225	10.5
Mr. Muneer A. Satter	36,872,500	7.6
T. Rowe Price Associates, Inc.	29,553,405	6.1
The above amounts are based solely upon information furnished to us or contained in reports filed with the Securities and Exchange Commission.

Distribution of equity security holders as at 31 January 2011
As of 31 January 2011, there were 13,891,230 shares of our common stock outstanding, a portion of which were held as CDI’s. The table below presents the number of shares of common stock and the number of CDI’s held.

	Common Stock		CDIs*		Options (unlisted)		RSU’s (unlisted)
	Number	Number	Number	Number	Number	Number	Number	Number
	of	of	of	of	of	of	of	of
	holders	Shares	holders	CDIs	holders	options	holders	RSU’s
1 – 1,000	5	2,890	120	74,907	39	24,670	22	15,031
1,001 – 5,000	5	12,687	184	578,911	30	77,303	61	132,948
5,001 – 10,000	1	5,190	157	1,335,681	11	63,675	12	70,586
10,001 – 100,000	2	109,259	248	8,383,981	3	76,148	6	212,943
100,001 – and over	3	12,094,828	56	47,949,680	1	149,464	1	112,857

	16	12,224,854	765	58,323,160	84	391,260	102	544,365

*	Holders of CDI’s may receive 1 share of common stock for 35 CDI’s. The common stock equivalent of the number of CDI’s outstanding at 31 January 2011 was 1,666,376 shares.
Unmarketable parcels
As at 31 January 2011, the number of shareholders holding less than a marketable parcel (for the purposes of the ASX Listing Rules) was 19.
Top 20 Stockholders

		Number of	% of CDIs
No.	Holder	CDIs held	Outstanding
1.	J P Morgan Nominees Australia Limited	9,314,710	16.00
2.	Phillip Asset Management Ltd. <IB AUS Bioscience Fund I A/C>	8,119,625	13.94
3.	HSBC Custody Nominees (Australia) Limited	5,740,686	9.86
4.	Warman Investments Pty. Ltd.	4,749,990	8.16
5.	National Nominees Limited	1,990,379	3.42
6.	Warman Investments Pty. Ltd.	1,477,067	2.54
7.	Nickeli Holdings Pty. Limited <Wade Family S/Fund A/C>	1,451,310	2.49
8.	Mr. Robert Thomas and Mrs. Kyrenia Thomas <Rob Thomas Super Fund A/C>	1,447,950	2.49
9.	National Australia Trustees Limited <Hayberry Investments P/L A/C>	1,206,941	2.07
10.	MAN Holdings Pty. Limited <Nelson Hybrid A/C>	816,655	1.40
11.	JP Morgan Nominees Australia Limited <Cash Income A/C>	755,587	1.30
12.	Viking Management Services Pty. Ltd. <VHK Superannuation Fund A/C>	727,265	1.25
13.	Asia Union Investments Pty. Ltd.	500,000	0.86
14.	Mrs. Kyrenia Thomas	500,000	0.86
15.	Spectrok Pty. Ltd. <Hedley Family A/C>	499,975	0.86
16.	Mr. Robert B. Stockman	499,975	0.86
17.	CS Fourth Nominees Pty. Ltd.	487,474	0.84
18.	Citicorp Nominees Pty. Limited	457,656	0.79
19.	PBC Investments Pty. Limited <PBC Super Fund A/C>	412,000	0.71
20.	Mr. Alex Proimos	357,740	0.61
Total CDIs held by top 20 shareholders		41,512,985	71.29
Total CDIs held by all other shareholders		16,715,150	28.71
Two individuals, Todd Frazier and Stephen Boyce, own 100% of the Company’s options issued outside employee incentive plans, with each owning options for 2,285 and 2,857 shares, respectively.

Voting Rights
HeartWare International’s by-laws provide that each stockholder has one vote for every share of common stock entitled to vote held of record by such stockholder and a proportionate vote for each fractional share of stock entitled to vote so held, unless otherwise provided by Delaware General Corporation Law or in the certificate of incorporation.
Holders of CDIs have one vote for every 35 CDIs held of record by such stockholder.
If holders of CDIs wish to attend HeartWare International general meetings, they will be able to do so. Under the ASX Listing Rules, HeartWare International, as an issuer of CDIs, must allow CDI holders to attend any meeting of the holders of the underlying securities unless relevant U.S. law at the time of the meeting prevents CDI holders from attending those meetings.
In order to vote at such meetings, CDI holders have the following options:
(a)	instructing CDN, as the legal owner, to vote the HeartWare International shares of common stock underlying their CDIs in a particular manner. The instruction form must be completed and returned to HeartWare International’s share registry prior to the meeting;
(b)	informing HeartWare International that they wish to nominate themselves or another person to be appointed as CDN’s proxy for the purposes of attending and voting at the general meeting;
(c)	converting their CDIs into a holding of HeartWare International shares of common stock and voting these at the meeting (however, if thereafter the former CDI holder wishes to sell their investment on ASX, it would be necessary to convert HeartWare International shares of common stock back to CDIs). This must be done prior to the record date for the meeting. See section 7 below for further information regarding the conversion process.
As holders of CDIs will not appear on HeartWare International’s share register as the legal holders of HeartWare International shares of common stock, they will not be entitled to vote at HeartWare International shareholder meetings unless one of the above steps is undertaken.
Proxy forms and details of these alternatives will be included in each notice of meeting sent to CDI holders by HeartWare International.
Holders of options and restricted stock units are not entitled to vote.
Required Statements
The Company makes the following disclosures:
(a)	There is no current on-market buy-back of the Company’s securities.
(b)	HeartWare International, Inc. was incorporated in the state of Delaware in the United States of America.
(c)	The Company is not subject to Chapters 6, 6A, 6B or 6C of the Corporations Act 2001 (Cth) dealing with the acquisitions of shares (ie, substantial shareholdings and takeovers).
(d)	Under the Delaware General Corporation Law, shares are generally freely transferable subject to restrictions imposed by U.S. federal or state securities laws, by the certificate of incorporation or by-laws of the Company or by an agreement signed with the holders of the shares at issue. The Company’s certificate of incorporation and by-laws do not impose any specific restrictions on transfer.

General Information
The name of the Company Secretary is Mr. Jeffrey Held.
The address of the principal registered office in Australia is Unit 2, 3 Marshall Road, Kirrawee, NSW 2232 (02) 8078 6164.
Registers of securities are held at Computershare Investor Services Pty. Limited, Level 3, 60 Carrington Street, SYDNEY NSW 2000, Investor Enquiries: 1300 855 080.
Quotation has been granted for the Company’s CDIs on ASX Limited. In addition, the Company’s common stock became listed for quotation on NASDAQ on 24 February 2009.
Australian Corporate Governance Statement
The Board of Directors and employees of HeartWare International, Inc. (“HeartWare” or “the Company”) are committed to developing, promoting and maintaining a strong culture of good corporate governance and ethical conduct.
The Board of Directors is pleased to confirm that the Company’s corporate governance framework is generally consistent with the Australian Securities Exchange’s (“ASX”) Corporate Governance Council’s “Corporate Governance Principles and Recommendations with 2010 amendments (2nd Edition)” (“ASX Governance Recommendations”), other than as set out below. To this end, the Company provides below a review of its corporate governance framework using the same numbering as adopted for the Principles as set out in the ASX Governance Recommendations.
Copies of the Company’s codes and policies may be downloaded from the corporate governance section of the HeartWare website (www.heartware.com).
It should be noted that the Company redomiciled to the United States in November 2008 and listed on NASDAQ in late February 2009. As a result and to meet NASDAQ listing requirements, the policies and practices adopted by the Company have been adopted to be consistent with U.S. listing standards.
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
Recommendation 1.2 — Disclose the process for evaluating the performance of senior executives
The Company’s 2010 definitive proxy statement filed with the Securities and Exchange Commission included extensive discussions in relation to the mechanics concerning the evaluation of performance of the Company’s senior executives, including relevant benchmarking activities. Information regarding executive compensation for the year ended 31 December 2010, as required by Item 11, is incorporated by reference to the applicable information in our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation,” or is to be included in Item 11 of an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.
Recommendation 1.3 — Disclosure of information indicated in the guide to reporting on Principle 1of the ASX Governance Recommendations
Reporting Requirement
The Company fully complied with Recommendation 1.1 to 1.3 during the year ended 31 December 2010.
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
The current composition of the Board and length of tenure of each member of the Board is as follows:

Name	Position	Date Appointed	Tenure*	Independent
Rob Thomas	Non-executive director	26 Nov 2004	6.1 years	Yes
Seth Harrison	Non-executive Deputy Chairman	26 Nov 2004	6.1 years	No
Denis Wade	Non-executive director	15 Dec 2004	6.0 years	Yes
Christine Bennett	Non-executive director	15 Dec 2004	6.0 years	Yes
Bob Stockman	Non-executive director	11 Dec 2006	4.1 years	Yes
Ray Larkin Jr	Non-executive Chairman	3 Oct 2009	2.2 years	Yes
Tim Barberich	Non-executive director	29 Apr 2009	2.7 years	Yes
Doug Godshall	Chief Executive Officer / President / Executive Director	28 Oct 2006	4.2 years	No

*	Calculated as at 31 December 2010.

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
Recommendation 2.4 — The Board should establish a Nomination Committee
The members of the Nominating and Governance Committee are Mr. Barberich, Mr. Larkin (Chair) and Mr. Thomas. A copy of the Nominating and Governance Committee Charter is available on the corporate governance section of the Company’s website. The Nominating and Governance Committee met once during 2010 with each of Mr. Barberich, Mr. Larkin and Mr. Thomas attending.
Reporting Requirement
The Company fully complied with Recommendation 2.1 to 2.4 during the year ended 31 December 2010.
Recommendation 2.5 — Disclose the process for evaluating the performance of the Board, its committees and individual directors
Reporting Requirement
The Company has not undertaken a formal review of the performance of the Board, its committees and individual directors. The Company has not therefore complied with Recommendation 2.5 during the year ended 31 December 2010.
Recommendation 2.6 — Disclosure of information indicated in the guide to reporting on Principle 2 of the ASX Governance Recommendations
Reporting Requirement
Information regarding Directors, including biographical information, key attributes, experience and skills as required by Item 12, is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission, including the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” or is to be included in Item 12 of an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.
The Company has fully complied with Recommendation 2.6 during the year ended 31 December 2010.
Principle 3 — Promote ethical and responsible decision-making
Recommendation 3.1 — Establish a Code of Conduct and disclose it
The Company has adopted a Code of Business Conduct and Ethics, a copy of which is available on the corporate governance section of the Company’s website.
The Company fully complied with Recommendation 3.1 during the year ended 31 December 2010.

Principle 4 — Safeguard integrity in financial reporting
Recommendation 4.1 — The Board should establish an Audit Committee
Recommendation 4.2 — The Audit Committee should: (a) consist of non-executive directors only; (b) consist of a majority of independent directors; (c) be chaired by an independent chair who is not chair of the Board; and (d) have at least three members
Recommendation 4.3 — The Audit Committee should have a formal charter
The members of the Audit Committee are Dr. Bennett, Mr. Stockman (Chair), Mr. Thomas and Dr. Wade all of whom are independent non-executive directors. The Audit Committee met five times during 2010 with each of Dr. Bennett, Mr. Thomas and Dr. Wade attending on all occasions. Mr. Stockman (Chair) attended on four occasions.
A copy of the Audit Committee Charter is available on the corporate governance section of the Company’s website.
Reporting Requirement
The Company fully complied with Recommendation 4.1 to 4.3 during the year ended 31 December 2010.
Recommendation 4.4 — Disclosure of information indicated in the guide to reporting on Principle 4 of the ASX Governance Recommendations
Reporting Requirement
Information regarding the skills, experience and expertise of directors, including audit committee members, in accordance with U.S. disclosure requirements is included by reference to the applicable information in our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission. To the extent these disclosures are not specifically restated within in this Corporate Governance Statement then the Company has not complied with the requirement to include this information within the Corporate Governance Statement.
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
In all other respects, the Company fully complied with Recommendation 4.4 during the year ended 31 December 2010.
Principle 5 — Make timely and balanced disclosure
Recommendation 5.1 — Establish written policies designed to ensure compliance with ASX Listing Rule disclosure requirements and to ensure accountability at a senior executive level for that compliance and disclose those policies
Recommendation 5.2 — Disclosure of information indicated in the guide to reporting on Principle 5 of the ASX Governance Recommendations
HeartWare is committed to providing timely and balanced disclosure to the market and, in consequence, to meeting its continuous disclosure requirements. In accordance with its commitment to fully comply with its continuous disclosure requirements, the Company has adopted a Continuous Disclosure Policy, together with other internal mechanisms and reporting requirements.

A copy of the Continuous Disclosure Policy is available on the corporate governance section of the Company’s website. In addition, a copy of all of the Company’s ASX announcements, financial reports and related public information are also available on the Company’s website.
Reporting Requirement
The Company fully complied with Recommendation 5.1 and 5.2 during the year ended 31 December 2010.
Principle 6 — Respect the rights of shareholders
Recommendation 6.1 — Design a communications policy for promoting effective communication with shareholders and encourage their participation at general meetings and disclose those policies
Recommendation 6.2 — Disclosure of information indicated in the guide to reporting on Principle 6 of the ASX Governance Recommendations
The Company has implemented a number of measures so as to facilitate what it believes to be the effective and efficient exercise of the rights of shareholders. The Company communicates information to shareholders through a range of media including annual reports, public (ASX) announcements and via the Company’s website including advance notification of investor presentations and results announcements. Key financial information and stock performance are also available on the Company’s website. Shareholders can raise questions with the Company by contacting the Company via telephone, facsimile, post or email, with relevant contact details being available on the Company’s website.
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
Reporting requirement
The Company fully complied with Recommendation 6.1 and 6.2 for the year ended 31 December 2010.
Principle 7 — Recognise and manage risk
Recommendation 7.1 — Establish policies for the oversight and management of material business risks and disclose it
The risks that the Company faces are continually changing in line with the development of the Company. The primary risks faced by the Company during 2010 included liquidity or funding risk, operational risks associated with the manufacture of an implantable medical device, ongoing risks of the Company’s human clinical trials and achieving relevant regulatory hurdles which will unlock key markets for the Company’s products together with growing revenue and inventory management.
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
Reporting requirement
The Company fully complied with Recommendation 7.1 for the year ended 31 December 2010.
Recommendation 7.2 — Require management to design and implement the risk management and internal control system to manage the Company’s material business risks and report to it whether those risks are being managed effectively (and makes disclosures therein); Disclose that management has reported to the Board as to the effectiveness of the Company’s management of its material business risks
Management provides the Board with frequent (i.e. generally monthly) updates on the state of the Company’s business, including the risks that the Company faces from time-to-time. This update includes up-to-date financial information, operational activity, clinical status and competitor updates. These updates are founded on internal communications that are fostered internally through weekly management meetings and other internal communications. These processes operate in addition to the Company’s system of internal controls over financial reporting, its Quality System, complaint handling processes, employee policies and standard operating procedures.
In addition, the Board of Directors holds regular meetings at the Company’s facility in Miami Lakes for the purposes of discussing and reviewing operational developments.
The Company fully complied with Recommendation 7.2 for the year ended 31 December 2010.
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
Notwithstanding the above and in consequence of its dual listed status and various waivers granted by the ASX and the Australian Securities and Investments Commission, no declaration is required under Section 295A of the Corporations Act. To this end, shareholders’ attention is drawn to Item 9A of this Annual Report on Form 10-K and the certifications provided by the Chief Executive Officer and the Chief Financial Officer at the end of the Form 10-K. As stated above, Item 9A of this Annual Report on Form 10-K discloses information regarding the Company’s controls and procedures, including management’s evaluation of the effectiveness of our disclosure controls and procedures and management’s evaluation of the effectiveness of our internal control over financial reporting.
For the reasons stated above, the Company has not complied with Recommendation 7.3 for the year ended 31 December 2010.
Recommendation 7.4 — Disclosure of information indicated in the guide to reporting on Principle 7of the ASX Governance Recommendations

Reporting requirement
Except as disclosed above, the Company believes that the aforementioned reporting meets, or otherwise exceeds, the requirements of Recommendation 7.2 to 7.4 for the year ended 31 December 2010.
Principle 8 — Remunerate fairly and responsibly
Recommendation 8.1 — Establish a Remuneration Committee
Recommendation 8.2 — The Remuneration Committee should be structured so that it: (a) consist of a majority of independent directors; (b) is chaired by an independent chair; and (c) has at least three members The members of the Compensation Committee are Mr. Barberich (Chair), Mr. Thomas, Dr. Bennett and Dr. Wade all of whom are independent non-executive directors. A copy of the Compensation Committee Charter is available on the corporate governance section of the Company’s website. The Compensation Committee met four times during 2010 with each of Mr. Barberich, Mr. Thomas, Dr. Bennett and Dr. Wade attending on all occasions.
Recommendation 8.3 — Clearly distinguish the structure of non-executive directors’ remuneration from that of executive directors and senior executives
As noted above in the discussion regarding Recommendation 1.2, the definitive proxy statement for the Company’s 2011 annual meeting of stockholders includes extensive discussions in relation to the mechanics concerning the evaluation of performance of the Company’s senior executives. Information is also included in relation to the Company’s remuneration practices and policies, including its annual performance review process, its external benchmarking review and its meritorious approach to employee performance.
Reporting requirement
As previously disclosed no review or other form of assessment has been undertaken in relation to the non-executive directors.
Recommendation 8.4 — Disclosure of information indicated in the guide to reporting on Principle 8 of the ASX Governance Recommendations
Reporting requirement
With the exception noted above, the Company complied with Recommendation 8.1 to 8.3 during the year ended 31 December 2010.
This report is made in accordance with a resolution of the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission, including the information set forth under the captions “Certain Relationships and Related Transactions, and Director Independence”, “Policies and Procedures for Review and Approval of Related Party Transactions”, “Corporate Governance” and “Compensation Committee Interlocks and Insider Participation,” or is to be included in Item 13 of an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission, including the information set forth under the captions “Principal Accounting Fees and Services” and “Audit Committee’s Pre-Approval Policy,” or is to be included in Item 14 of an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.

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

HeartWare International, Inc.

Date: February 24, 2011	By	/s/ Douglas Godshall Name: Douglas Godshall
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Godshall Douglas Godshall	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/s/ David McIntyre David McIntyre	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 24, 2011

/s/ Lauren Farrell Lauren Farrell	Vice President, Finance (Principal Accounting Officer)	February 24, 2011

/s/ C. Raymond Larkin, Jr. C. Raymond Larkin, Jr.	Chairman and Director	February 24, 2011

Timothy J. Barberich	Director

/s/ Christine Bennett Christine Bennett	Director	February 24, 2011

/s/ Seth Harrison Seth Harrison	Director	February 24, 2011

/s/ Robert Stockman Robert Stockman	Director	February 24, 2011

/s/ Robert Thomas Robert Thomas	Director	February 24, 2011

/s/ Denis Wade Denis Wade	Director	February 24, 2011

Exhibit Index

Exhibit No.	Description
2.1	Implementation Agreement, dated as of August 5, 2008, between HeartWare International, Inc. and HeartWare Limited. (13)

2.2	Agreement and Plan of Merger, dated as of February 12, 2009, among HeartWare International, Inc., Thoratec Corporation, Thomas Merger Sub I, Inc. and Thomas Merger Sub II, Inc. (14)

3.1	Certificate of Incorporation of HeartWare International, Inc.(4)

3.2	Bylaws of HeartWare International, Inc. (4)

10.01	Securities Exchange Agreement between Apple Tree Partners I, L.P., Anthony Low-Beer, Edward Nerssissian, Garrett and Carol Thunen, HeartWare, Inc. and HeartWare Limited dated December 13, 2004 (1)

10.02	Amended and Restated Employment Agreement, dated as of December 16, 2009, by and between HeartWare International, Inc. and Douglas Godshall (11) +

10.03	Amended and Restated Employment Agreement, dated as of December 16, 2009, by and between HeartWare International, Inc and David McIntyre (19)+

10.04	Amended and Restated Employment Agreement, dated as of December 16, 2009, by and between HeartWare International, Inc. and Jeffrey LaRose (20)+

10.05	Employment Agreement, dated as of December 5, 2008, between HeartWare International, Inc. and James Schuermann (5) +

10.06	Employment Agreement, dated as of December 5, 2008, between HeartWare International, Inc. and Ramon Paz (5) +

10.07	Employment Agreement, dated as of December 5, 2008 between HeartWare Inc. and David R. Hathaway, M.D. (12) +

10.08	Form of Amendment to Employment Agreement (for Section 16 officers), dated December 2010*+

10.09	Form of Deed of Indemnity, Access and Insurance Agreement for directors and executive officers (1) +

10.10	Letter of Appointment as a Director of the Company dated December 1, 2006 between HeartWare Limited and Robert Stockman (1) +

10.11	Letter of Appointment as a Director of the Company dated December 15, 2004 between HeartWare Limited and Robert Thomas (1) +

10.12	Letter of Appointment as a Director of the Company dated December 15, 2004 between HeartWare Limited and Christine Bennett (1) +

10.13	Letter of Appointment as a Director of the Company dated December 15, 2004 between HeartWare Limited and Denis Wade (1) +

10.14	Letter of Appointment as a Director of the Company dated September 3, 2008 between HeartWare International, Inc. and Ray Larkin (15) +

10.15	Letter of Appointment as a Director of the Company dated April 16, 2008 between HeartWare International, Inc. and Timothy J. Barberich (16) +

10.16	HeartWare Limited Employee Share Option Plan Rules (1) +

10.17	HeartWare Limited Share Performance Rights Plan — Plan Rules (3) +

10.18	HeartWare International, Inc. 2008 Stock Incentive Plan (6) +

10.19	HeartWare International, Inc. Employee Stock Option Plan (7) +

10.20	HeartWare International, Inc. Restricted Stock Unit Plan (8) +

10.21	Form of HeartWare International, Inc. Incentive Option Terms (9) +

10.22	Nonstatutory Stock Option Notice and Agreement to 2008 Stock Incentive Plan (24) +

10.23	Restricted Stock Units Notice and Agreement to 2008 Stock Incentive Plan (25) +

Exhibit No.	Description
10.24	Lease Agreement, dated as of April 17, 2008, between JDRP Associates No. 1, Ltd. and HeartWare, Inc. (“Lease”)(10)

10.25	First Amendment to Lease dated September 30, 2010 (2)

10.26	Business Lease, dated December 27, 2006, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC (17)

10.27	First Amendment to Business Lease, dated August 19, 2008, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC (“Business Lease”) (18)

10.28	Second Amendment to Business Lease, dated August 9, 2010 (26)

10.29	Lease Agreement dated December 8, 2010 by and between MCP EWE LLC, as Landlord, HeartWare, Inc., as Tenant, and guaranteed by HeartWare International, Inc., as Guarantor*

10.30	Loan Agreement, dated as of February 12, 2009, among HeartWare International, Inc., the Guarantors thereto and Thoratec Corporation (14)

10.31	Investor’s Rights Agreement, dated as of February 12, 2009, between HeartWare International, Inc. and Thoratec Corporation (14)

10.32	Indenture dated as of December 15, 2010 between the Company and Wilmington Trust FSB, as trustee (21)

10.33	First Supplemental Indenture dated as of December 15, 2010 between the Company and Wilmington Trust FSB, as trustee (22)

10.34	Form of 3.50% Convertible Senior Notes due 2017 (23)

21.1	List of Subsidiaries *

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Chief Executive Officer *

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Chief Financial Officer *

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer **

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer **

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Registration Statement on Form 10 (File No. 000-52595) filed with the Securities and Exchange Commission on April 30, 2007.

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2010.

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-147506) filed with the Securities and Exchange Commission on November 19, 2007.

(4)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.

(5)	Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2008.

(6)	Incorporated by reference to Appendix 12 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.

(7)	Incorporated by reference to Appendix 9 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.

(8)	Incorporated by reference to Appendix 10 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.

(9)	Incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-155359) filed with the Securities and Exchange Commission on November 13, 2008.

(10)	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009.

(12)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.

(13)	Incorporated by reference to Appendix 1 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.

(14)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009.

(15)	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.

(16)	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.

(17)	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

(18)	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2010.

(19)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2010.

(20)	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2010.

(21)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2010.

(22)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2010.

(23)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2010.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2010.

(25)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2010.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2010.

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement.