Form 10-Q
period 2011-03-31
HeartWare International, Inc.
filed 2011-05-06
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 27, 2011

Common Stock, $0.001 Par Value Per Share	13,920,906

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
Currency
Unless indicated otherwise in this Quarterly Report on Form 10-Q, all references to “$”, “U.S.$” or “dollars” refer to United States dollars, the lawful currency of the United States of America. References to “AU$” refer to Australian dollars, the lawful currency of the Commonwealth of Australia, and references to “€” or “Euros” means Euros, the single currency of Participating Member States of the European Union.
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

Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 24, 2011, and those described from time to time in our filings with the SEC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$156,076,828	$192,148,312
Short-term investments, net	57,976,511	21,330,110
Accounts receivable, net	14,115,847	19,052,672
Inventories, net	17,342,288	15,076,590
Prepaid expenses and other current assets	2,807,620	2,406,505

Total current assets	248,319,094	250,014,189

Property, plant and equipment, net	8,336,199	7,484,022
Long-term investments, net	—	4,005,659
Other intangible assets, net	1,703,494	1,595,456
Deferred financing costs, net	2,871,169	2,939,149
Restricted cash	1,538,429	1,538,429

Total assets	$262,768,385	$267,576,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,544,453	$3,889,643
Accrued expenses and other current liabilities	8,224,493	7,001,350

Total current liabilities	10,768,946	10,890,993

Convertible senior notes, net	90,200,636	88,921,557

Commitments and contingencies — See Note 15

Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock — $.001 par value; 25,000,000 shares authorized; 13,920,906 and 13,878,686 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	13,921	13,879
Additional paid-in capital	306,005,320	302,533,344
Accumulated deficit	(136,699,563)	(127,268,545)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(7,522,199)	(7,548,706)
Unrealized gain on investments	1,324	34,382

Total accumulated other comprehensive loss	(7,520,875)	(7,514,324)

Total stockholders’ equity	161,798,803	167,764,354

Total liabilities and stockholders’ equity	$262,768,385	$267,576,904

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues, net	$17,974,600	$10,703,120
Cost of revenues	7,595,453	5,680,542

Gross profit	10,379,147	5,022,578

Operating expenses:

Selling, general and administrative	8,664,088	4,556,422
Research and development	9,300,128	4,755,678

Total operating expenses	17,964,216	9,312,100

Loss from operations	(7,585,069)	(4,289,522)

Other income (expense):

Foreign exchange gain (loss)	592,325	(367,014)
Interest expense	(2,605,472)	—
Interest income, net	167,198	112,221

Loss before income taxes	(9,431,018)	(4,544,315)
Provision for income taxes	—	—

Net loss	$(9,431,018)	$(4,544,315)

Net loss per common share — basic and diluted	$(0.68)	$(0.35)

Weighted average shares outstanding — basic and diluted	13,900,602	12,958,326

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,
	2011	2010

Net loss	$(9,431,018)	$(4,544,315)
Foreign currency translation adjustments	26,507	76,717
Unrealized loss on investments	(33,058)	(23,792)

Comprehensive loss	$(9,437,569)	$(4,491,390)

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Shares		Paid-In	Accumulated	Comprehensive
	Issued	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2010	13,878,686	$13,879	$302,533,344	$(127,268,545)	$(7,514,324)	$167,764,354
Issuance of common stock pursuant to share-based awards	42,220	42	536,596	—	—	536,638
Share-based compensation	—	—	2,935,380	—	—	2,935,380
Net loss	—	—	—	(9,431,018)	—	(9,431,018)
Other comprehensive loss:
Foreign currency translation Adjustment	—	—	—	—	26,507	26,507
Unrealized loss on investments	—	—	—	—	(33,058)	(33,058)

Balance, March 31, 2011	13,920,906	$13,921	$306,005,320	$(136,699,563)	$(7,520,875)	$161,798,803

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,431,018)	$(4,544,315)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	493,362	281,039
Amortization of intangible assets	30,637	23,226
Share-based compensation expense	2,935,380	1,726,467
Amortization of premium on investments	232,612	21,448
Amortization of discount on convertible notes	1,279,079	—
Amortization of deferred financing costs	68,580	—
Loss on disposal of assets	18,140	—
Change in operating assets and liabilities:
Accounts receivable	4,944,326	3,553,778
Inventories, net	(2,287,146)	(3,120,148)
Prepaid expenses and other current assets	(398,505)	(1,244,721)
Accounts payable	(1,346,209)	(1,406,311)
Accrued interest on convertible senior notes	1,257,813	—
Accrued expenses and other current liabilities	(36,293)	(83,833)

Net cash used in operating activities	(2,239,242)	(4,793,370)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(46,906,413)	(16,644,600)
Maturities of investments	14,000,000	—
Additions to property, plant and equipment	(1,363,737)	(864,848)
Additions to patents	(138,676)	(137,222)
Proceeds from disposition of assets	28,892	—

Net cash used in investing activities	(34,379,934)	(17,646,670)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	62,760,450
Payment of common stock issuance costs	(600)	(4,259,079)
Proceeds from exercise of stock options	536,638	340,092

Net cash provided by financing activities	536,038	58,841,463

Effect of exchange rate changes on cash and cash equivalents	11,654	46,780

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,071,484)	36,448,203

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	192,148,312	50,834,714

CASH AND CASH EQUIVALENTS — END OF PERIOD	$156,076,828	$87,282,917

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Basis of Presentation
HeartWare International, Inc., referred to in these notes collectively with its subsidiaries HeartWare Pty. Limited, HeartWare, Inc., HeartWare (UK) Limited and HeartWare GmbH as “we,” “our,” “HeartWare” or the “Company,” is a medical device company that develops and manufactures small implantable heart pumps, or ventricular assist devices, used in the treatment of advanced heart failure.
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from our audited financial statements. The condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2011.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.
Note 2. Liquidity
At March 31, 2011, we had approximately $214.1 million of cash, cash equivalents and investments. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through March 31, 2011. At March 31, 2011, we had an accumulated deficit of approximately $136.7 million.
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
For the remainder of 2011, our cash, cash equivalents and investments are expected to primarily be used to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, continuing our ENDURANCE trial for destination therapy, enrolling additional patients in our ADVANCE trial under a Continued Access Protocol (“CAP”), continued product development, regulatory and other compliance functions as well as for general working capital. We believe our cash, cash equivalent and investment balances are sufficient to support our planned operations through 2012.

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
Cash and Cash Equivalents
Cash and cash equivalents are recorded in the consolidated balance sheets at cost, which approximates fair value. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.
Investments
Our investments classified as available-for-sale are stated at fair value with unrealized gains and losses reported in accumulated other comprehensive loss within stockholders’ equity. We classify our available-for-sale investments as short-term if their remaining time to maturity at purchase is beyond three months. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Interest on investments classified as available-for-sale is included in interest income, net. Premiums paid on our short-term investments are amortized over the remaining term of the investment and such amortization is included in interest income, net.
Receivables
Accounts receivable consists of amounts due from the sale of our HeartWare System to our customers, which are primarily hospitals and health research institutions. As of March 31, 2011, one customer had an accounts receivable balance representing approximately 11% of our total accounts receivable. As of December 31, 2010, one customer had an accounts receivable balance representing approximately 13% of our total accounts receivable.
We maintain allowances for doubtful accounts for estimated losses that may result from an inability to collect payments owed to us for product sales. We regularly review the allowance by considering factors such as historical experience, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As of March 31, 2011 and December 31, 2010, we did not have an allowance for returns.
The following table summarizes the change in our allowance for doubtful accounts for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010
Beginning balance	$600,000	$—
Additions (bad debt expense)	—	—
Deductions (charge-offs)	—	—

Ending balance	$600,000	$—

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
Deferred Financing Costs
Costs incurred in connection with the issuance of our convertible senior notes in December 2010 have been allocated between the liability component and the equity component as further discussed in Note 10. The liability component of the issuance costs incurred was capitalized and is included in deferred financing costs, net on the condensed consolidated balance sheets. These costs are amortized using the effective interest method until December 15, 2017, the maturity date of the notes, and such amortization expense is reflected in interest expense on our condensed consolidated statements of operations. The amount of amortization for the three months ended March 31, 2011 was approximately $69,000.
Product Warranty
Certain patient accessories sold with the HeartWare System are covered by a limited warranty ranging from one to two years. Estimated contractual warranty obligations are recorded as an expense when the related revenue is recognized and are included in Cost of revenues on our condensed consolidated statements of operations. Factors that affect the estimated warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and vendor supported warranty programs. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
The amount of the liability recorded is equal to the estimated costs to repair or otherwise satisfy claims made by customers. Accrued warranty expense is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenues and are not included in the product warranty liability. No such costs were incurred in the three months ended March 31, 2011 and approximately $390,000 was incurred in the three months ended March 31, 2010.
The following table summarizes the change in our warranty liability for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010
Beginning balance	$290,891	$99,169
Accrual for (reversal of) warranty expense	(88,466)	40,962
Warranty costs incurred during the period	—	(21,075)

Ending balance	$202,425	$119,056

Fair Value Measurements
The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of March 31, 2011 and December 31, 2010 and are carried at fair value. See Note 5, “Fair Value Measurements” and Note 10, “Debt” for more information.

Vendor Concentration
For the three months ended March 31, 2011, we purchased approximately 54.3% of our inventory components and supplies from two vendors. For the three months ended March 31, 2010, we purchased approximately 53.4% of our inventory components and supplies from three vendors. In addition, one of these vendors supplies consulting services and material used in research and development activities. As of March 31, 2011 and 2010, the amounts due to these vendors totaled approximately $640,000 and $633,000, respectively.
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
Concentration of credit risk with respect to our trade accounts receivable from our customers is primarily limited to hospitals and health research institutions. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any credit losses, but have established an allowance for doubtful accounts of $600,000 at March 31, 2011 and December 31, 2010.
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
New Accounting Standards
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force). ASU No. 2009-14 amends ASC 985-605, Software: Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. ASU No. 2009-14 became effective for us for revenue arrangements entered into or materially modified beginning January 1, 2011. Adoption of the provisions of ASU No. 2009-14 did not have a material effect on our consolidated financial position, results of operations or cash flows.
In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. The majority of the new disclosure requirements became effective for us on January 1, 2010, while certain of the disclosure requirements became effective for us on January 1, 2011. As ASU No. 2010-6 only requires enhanced disclosures, the adoption of ASU No. 2010-6 did not have a material effect on our consolidated financial position, results of operations or cash flows and did not materially expand our financial statement footnote disclosures.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The provisions of ASU No. 2010-13 became effective for us on January 1, 2011. Adoption of the provisions of ASU No. 2010-13 did not have a material effect on our consolidated financial position, results of operations or cash flows.
Note 4. Investments
We have cash investment policies that limit investments to investment grade securities. At March 31, 2011 and December 31, 2010, all of our investments were classified as available-for-sale and carried at fair value. Such investments consist of corporate debt, a portion of which is guaranteed by foreign governments, and U.S. government agency debt securities. At March 31, 2011, all of our investments had maturity dates of less than twenty-four months.
The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:
At March 31, 2011

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value

Short-term investments:
Corporate debt	$21,316,023	$23,137	$—	$21,339,160
U.S. government agency debt	36,659,164	—	(21,813)	36,637,351

Total short-term investments	$57,975,187	$23,137	$(21,813)	$57,976,511

At December 31, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value

Short-term investments:
Corporate debt	$21,294,673	$35,437	$—	$21,330,110

Total short-term investments	$21,294,673	$35,437	$—	$21,330,110

Long-term investments:
U.S. government agency debt	$4,006,714	$—	$(1,055)	$4,005,659

Total long-term investments	$4,006,714	$—	$(1,055)	$4,005,659

For the three months ended March 31, 2011 and 2010 we did not have any realized gains or losses on our investments.

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

At March 31, 2011
	Carrying		Fair	Fair Value Measurements at the Reporting Date Using
	Value		Value	Level 1	Level 2	Level 3
Assets
Short-term investments	$57,976,511		$57,976,511	$—	$57,976,511	$—

Liabilities
Convertible senior notes	$90,200,636	(1)	$163,807,438	$—	$163,807,438	$—

At December 31, 2010
	Carrying		Fair	Fair Value Measurements at the Reporting Date Using
	Value		Value	Level 1	Level 2	Level 3
Assets
Short-term investments	$21,330,110		$21,330,110	$—	$21,330,110	$—
Long-term investments	$4,005,659		$4,005,659	$—	$4,005,659	$—

Liabilities
Convertible senior notes	$89,921,557	(1)	$160,693,813	$—	$160,693,813	$—

(1)	The carrying amount of our convertible senior notes is net of unamortized discount. See Note 10, “Debt” for more information.
The fair value of our investments and convertible senior notes was determined using quoted prices for the instruments in markets that are not active. The fair value of our convertible senior notes is presented for disclosure purposes only.

Note 6. Inventories, Net
Components of Inventories, net are as follows:

	March 31,	December 31,
	2011	2010

Raw material	$3,716,816	$4,279,170
Work-in-process	3,719,460	2,708,840
Finished goods	9,906,012	8,088,580

	$17,342,288	$15,076,590

Finished goods inventories includes inventory held on consignment at customer sites of $5.2 million and $4.7 million, at March 31, 2011 and December 31, 2010, respectively.
Note 7. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2011	2010
Machinery and equipment	1.5 to 7 years	$9,712,779	$8,966,747
Leasehold improvements	3 to 7 years	475,512	282,483
Office equipment, furniture and fixtures	5 to 7 years	669,379	450,849
Purchased software	5 to 7 years	1,929,381	1,741,132

		12,787,051	11,441,211
Less: accumulated depreciation		(4,450,852)	(3,957,189)

		$8,336,199	$7,484,022

Note 8. Other Intangible Assets, Net
The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization are as follows:

		March 31, 2011		December 31, 2010
	Weighted Average Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortizable Intangible Assets	(Years)	Amount	Amortization	Amount	Amortization
Patents	15	$2,000,359	$(296,865)	$1,861,684	$(266,228)
Amortization expense for the three months ended March 31, 2011 and 2010 was $30,637 and $23,226, respectively.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2011	2010
Accrued payroll and other employee costs	$2,499,099	$4,152,833
Accrued material purchases	1,626,939	255,679
Accrued interest payable on convertible notes	1,467,448	209,635
Accrued professional fees	707,274	577,237
Accrued research and development costs	596,160	671,928
Accrued VAT	548,903	647,525
Other accrued expenses	778,670	486,513

	$8,224,493	$7,001,350

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $883,000 and $3.1 million at March 31, 2011 and December 31, 2010, respectively.
Note 10. Debt
Convertible Senior Notes
On December 15, 2010, we completed the sale of 3.5% convertible senior notes due 2017 (the “Convertible Notes”) for an aggregate principal amount of $143.75 million pursuant to the terms of an Indenture dated December 15, 2010. The Convertible Notes are the senior unsecured obligations of the Company. The Convertible Notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The Convertible Notes will mature on December 15, 2017, unless earlier repurchased by us or converted.
The Convertible Notes will be convertible at an initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock representing a conversion premium of approximately 23% based on the closing price of $81.31 per share of our common stock on December 9, 2010, the day the notes were priced. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events.
Prior to June 15, 2017, holders may convert their Convertible Notes at their option only upon satisfaction of one or more conditions relating to the sale price of our common stock, the trading price per $1,000 principal amount of Convertible Notes or specified corporate events. On or after June 15, 2017 until the close of business of the business day immediately preceding the date the Convertible Notes mature, holders may convert their Convertible Notes at any time, regardless of whether any of the foregoing conditions have been met. As of the date of this report, none of the events that would allow holders to convert their Convertible Notes have occurred. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election.
In accordance with ASC 470-20, Debt, which applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, we recorded the long-term debt and equity components on our Convertible Notes separately on the issuance date. The amount recorded for long-term debt was determined by measuring the fair value of a similar liability that does not have an associated equity component. The measurement of fair value required the Company to make estimates and assumptions to determine the present value of the cash flows of the Convertible Notes, absent the conversion feature. This treatment increased interest expense associated with our Convertible Notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the 3.5% cash coupon rate and the effective interest rate on debt borrowing of approximately 12.5%. The discount is being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and is included in interest expense on the condensed consolidated statements of operations. Additionally, we allocated the costs related to issuance of the Convertible Notes on the same percentage as the long-term debt and equity components, such that a portion of the costs is allocated to the long-term debt component and the equity component included in additional paid-in capital. The portion of the costs allocated to the long-term debt component is presented as deferred financing costs, net on our condensed consolidated balance sheets. These deferred financing costs are also being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and such amortization is included in interest expense on the condensed consolidated statements of operations.

The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following:

	March 31,	December 31,
	2011	2010
Principal amount	$143,750,000	$143,750,000
Unamortized discount	(53,549,364)	(54,828,443)

Net carrying amount	$90,200,636	$88,921,557

Equity component	$55,037,913	$55,037,913

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on March 31, 2011 of $85.52, was approximately $122.9 million. The fair value of our Convertible Notes as presented in Note 5 was $163.8 million and $160.7 million at March 31, 2011 and December 31, 2010, respectively.
Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the three months ended March 31, 2011, interest expense related to the Convertible Notes was as follows:

Stated amount at 3.5% coupon rate	$1,257,813
Amortization of discount	1,279,079
Amortization of deferred financing costs	68,580

$2,605,472

Note 11. Stockholders’ Equity
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
In the three months ended March 31, 2011, we issued an aggregate of 15,491 shares of our common stock upon the exercise of stock options and an aggregate of 26,729 shares of our common stock upon the vesting of restricted stock units.
Note 12. Share-Based Compensation
We recognize share-based compensation expense for the portion of awards that are ultimately expected to vest using an accelerated accrual method over the vesting period from the date of grant. We estimate forfeitures at the time of grant. We have applied a forfeiture rate of approximately 12.5% to all unvested share-based awards as of March 31, 2011, which represents the portion that we expect will be forfeited over the vesting period. We reevaluate this estimated rate periodically and adjust the forfeiture rate as necessary. Vesting of share-based awards issued with performance-based vesting criteria must be “probable” before we begin recording share-based compensation expense. At each reporting period, we review the likelihood that these awards will vest and if the vesting is deemed probable, we begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.

We allocate share-based compensation expense to cost of revenues, selling, general and administrative expense and research and development expense based on the award holders’ employment function. For the three months ended March 31, 2011 and 2010, we recorded share-based compensation expense as follows:

	Three Months Ended
	March 31,
	2011	2010
Cost of revenues	$585,218	$268,650
Selling, general and administrative	1,444,349	902,058
Research and development	905,813	555,759

	$2,935,380	$1,726,467

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
On August 5, 2008, we adopted the HeartWare International, Inc. 2008 Stock Incentive Plan (“2008 SIP”). The 2008 SIP allows for the issuance of share-based awards to employees, directors and consultants. We have issued options and restricted stock units (“RSU’s”) to employees and directors under the 2008 SIP. The plan allows for the issuance of share-based awards representing up to 13% of the prior fiscal year’s weighted average shares outstanding, less share-based awards outstanding under our other equity plans. At March 31, 2011, there were approximately 681,000 shares available for future awards under the 2008 SIP.
Stock Options
Each option allows the holder to subscribe for and be issued one share of our common stock at a specified price, which is generally the quoted market price of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within four years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued.
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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions established at that time. The following table includes the assumptions used for options issued in the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Dividend yield	0%	0%
Expected volatility	58.76%	61.30%
Risk-free interest rate	2.51%	2.90%
Estimated holding period (years)	6.25	6.25
Information related to options granted under all of our plans at March 31, 2011 and activity in the three months then ended is as follows (certain amounts in US$ were converted from AU$ at the then period-end spot rate):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2010	404,366	$32.87
Granted	1,750	86.58
Exercised	(15,491)	34.64
Forfeited	(3,062)	59.14
Expired	—	—

Outstanding at March 31, 2011	387,563	$33.18	6.47	$20,285,034

Exercisable at March 31, 2011	246,700	$34.88	5.72	$12,493,926

The aggregate intrinsic values at March 31, 2011 noted in the table above represent the closing price of our common stock traded on NASDAQ, less the weighted average exercise price at period end multiplied by the number of options outstanding or exercisable.
At March 31, 2011, 34,283 of the 140,863 options outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.
The weighted average grant date fair value per share of options issued in the three months ended March 31, 2011 and 2010 was $49.64 and $22.99 per share, respectively.
The total intrinsic value of options exercised in the three months ended March 31, 2011 was approximately $874,000. Cash received from options exercised in the three months ended March 31, 2011 was approximately $537,000. The total intrinsic value of options exercised in the three months ended March 31, 2010 was approximately $97,000. Cash received from options exercised in the three months ended March 31, 2010 was approximately $340,000.
At March 31, 2011, there was approximately $1.1 million of unrecognized compensation cost related to non-vested option awards, including performance-based options not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.3 years.
Restricted Stock Units
RSU’s issued under the plans vest on a pro-rata basis on each anniversary of the issuance date over three or four years or vest in accordance with performance-based criteria. The RSU’s with performance-based vesting criteria vest in tranches contingent upon the achievement of pre-determined corporate milestones related primarily to the development of our products and the achievement of certain prescribed clinical and regulatory objectives. RSU’s with performance-based vesting criteria not vested after five years from the date of grant automatically expire. There is no consideration payable on the vesting or exercise of RSU’s issued under the plans. Upon vesting, the RSU’s are exercised automatically and settled in shares of our common stock.

Information related to RSU’s at March 31, 2011 and activity in the three months then ended is as follows:

		Weighted
		Average
		Remaining
		Contractual
	Number of	Life	Aggregate
	Units	(Years)	Intrinsic Value
Outstanding at December 31, 2010	544,865
Granted	3,250
Vested/Exercised	(26,729)
Forfeited	(12,050)
Expired	—

Outstanding at March 31, 2011	509,336	1.60	$43,558,415

Exercisable at March 31, 2011	—	—	$—

The aggregate intrinsic value at March 31, 2011 noted in the table above represents the closing price of our common stock traded on NASDAQ, multiplied by the number of RSU’s outstanding.
At March 31, 2011, 58,579 of the 509,336 RSU’s outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.
The total intrinsic value of RSU’s vested in the three months ended March 31, 2011 and 2010 was approximately $2.3 million and $2.6 million, respectively.
The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSU’s granted in the three months ended March 31, 2011 and 2010 was $86.20 and $38.57, respectively.
At March 31, 2011, we had approximately $15.9 million of unrecognized compensation cost related to non-vested RSU awards, including awards not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.5 years.
Note 13. Net Loss Per Common Share
Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share adjusts basic loss per common share for the dilutive effects of convertible securities, options and other potentially dilutive instruments only in the periods in which such effect is dilutive. Due to our net loss for all periods presented, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. The following instruments have been excluded from the calculation of diluted loss per common share, as their effect would be anti-dilutive.

	Three Months Ended
	March 31,
	2011	2010
Common shares issuable upon:
Conversion of convertible notes	1,767,923	—
Exercise of share-based awards	896,899	874,531

Note 14. Business Segment, Geographic Areas and Major Customers
For financial reporting purposes, we have one reportable segment which designs, manufactures and markets medical devices for the treatment of advanced heart failure. Generally, products are sold to customers located in the United States through our clinical trials, as commercial products to customers in Europe and under special access in other countries. Product sales attributed to a country or region are based on the location of the customer to whom the products are sold. Long-lived assets are primarily held in the United States.
Product sales by geographic location are as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Domestic	$6,302	$2,682
Germany	5,498	5,556
International, excluding Germany	6,175	2,465

	$17,975	$10,703

For the three months ended March 31, 2011, no customers exceeded 10% of product sales individually. For the three months ended March 31, 2010, two customers exceeded 10% of product sales individually and accounted for approximately 31% of product sales in the aggregate. As the majority of our revenue is generated outside of the U.S., we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the U.S.
The percentage of our revenue generated in the U.S. was lower in 2010 compared to 2011 due to the completion of enrollment in our ADVANCE trial in the U.S. in February 2010. While the FDA approved an Investigational Device Exemption Supplement that allowed us to enroll additional patients in our ADVANCE trial under a Continued Access Protocol, we did not recommence enrollment in our ADVANCE trial until the second quarter of 2010 while we awaited approval. Also contributing to the increase in the percentage of our revenue generated in the U.S. in 2011 was continued enrollment in our ENDURANCE destination therapy clinical trial in the U.S., which commenced in August 2010.
Note 15. Commitments and Contingencies
From time to time we may be involved in litigation or other contingencies arising in the ordinary course of business. Except as set forth below or in our 2010 Annual Report on Form 10K, and based on the information presently available, management believes that there are no contingencies, claims or actions, pending or threatened, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or result of operations.
At March 31, 2011, we had purchase order commitments of approximately $21.9 million related to product costs and property, plant and equipment purchases. Many of our materials and supplies require long lead times and as such purchase order commitments reflect materials that may be received up to one year from the date of order.
Note 16. Subsequent Events
We have evaluated events and transactions that occurred subsequent to March 31, 2011 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements.

As previously reported on a Current Report on Form 8-K filed with the SEC on April 21, 2011, we received notification from the British Standards Institution that our supplemental addendum requesting the addition of a sintered inflow tube for our HVAD pump was accepted as a supplement to our CE Mark. Sintering is commonly used in medical devices to facilitate tissue adhesion at the sintered region and it is expected that sintering of the HVAD pump on the outer surface of the implanted inflow tube will promote tissue in-growth on the lower section of the inflow tube. In the United States, the Food and Drug Administration recently approved the introduction of a sintered inflow tube for our destination therapy clinical trial, ENDURANCE, as well for the Continued Access Protocol of our bridge-to-transplant study, ADVANCE. Documentation for the introduction of this enhancement has been sent for review by the Institutional Review Boards at our U.S. clinical sites. We expect to shortly commence offering sintered product on a global basis. We are presently not able to determine the extent to which this product enhancement will cause obsolescence of existing inventory. The extent of inventory obsolescence, if any, will be impacted by a variety of unknown variables including, without limitation, the rate of adoption of sintered versus non-sintered product, implantation rates and approval timeframes of Institutional Review Boards. As of March 31, 2011, we had approximately $4.5 million of non-sintered product on hand or held on consignment on a global basis. A write-down of a portion of this inventory as obsolete could have a material impact on our results of operations.
On May 3, 2011, we entered into a series of agreements with a development stage company for the purchase of a minority equity interest at a purchase price of $300,000. The agreements also give us the right, but not the obligation, to purchase additional shares, for up to $1.6 million, upon the achievement of certain development milestones by the company. In addition, we were granted the option to purchase the remaining shares of the company that are not owned by us at any time up to 60 days following the achievement of the final milestone. We are reviewing the appropriate accounting treatment of the transaction.
Except as disclosed above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Certain abbreviated key terms have the meanings defined elsewhere in this Quarterly Report on Form 10-Q.
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
In 2009, we received CE Marking for the HeartWare System in the European Union allowing for commercial sale and distribution of our device. In the U.S., the device is the subject of clinical trials for two indications: bridge-to-transplant and destination therapy. Our device is also available in other countries around the world under special access programs.
Recent key milestones in the development and commercialization of the HeartWare System include the following:
•
FDA approval of an Investigational Device Exemption (IDE) Supplement that allows us to enroll a third allotment, of 94 additional patients, in our ADVANCE bridge-to-transplant clinical trial under a Continued Access Protocol (CAP);

•
Submission of a Pre-Market Approval application for our HeartWare System based on data generated in our ADVANCE bridge-to-transplant clinical trial and subsequent acceptance by the FDA of the application for filing and substantive review;

•	Being named to the REVIVE-IT study, a study to be completed by the Universities of Michigan and Pittsburgh on the benefits of LVAD’s in patients with earlier access to the device;
•	Approval of the HeartWare System by the Therapeutic Goods Administration (TGA) in Australia for listing on the Australian Register of Therapeutic Goods; and
•	Approval by the U.S. FDA and notification of acceptance by the British Standards Institution of the addition of a sintered inflow tube.
Beyond the HeartWare System, we are also evaluating our next generation device, the MVAD. The MVAD is based on the same technology platform as the HeartWare System but adopts an axial flow, rather than a centrifugal flow approach, and is being developed in multiple configurations. The MVAD designs are currently at the preclinical stage and undergoing animal studies focused on minimally invasive implantation techniques. Each of the MVAD configurations is approximately one-third the size of the HVAD Pump. We believe that the MVAD designs will be implantable by surgical techniques that are even less invasive than those required to implant the HVAD Pump.
We began generating revenue from our products in August 2008 and have incurred net losses in each year since our inception. We expect our losses to continue as we advance and expand our clinical trial activities in the U.S., continue to develop commercial markets outside of the U.S. and expand our research and development into next generation products including the MVAD.

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
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on February 24, 2011. Our most critical accounting policies and estimates include: revenue recognition, inventory capitalization, accounting for share-based compensation, measurement of fair value, income taxes and reserves. We also have other key accounting policies that are less subjective and, therefore, their application would not have a material impact on our reported results of operations. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.
Results of Operations
Three months ended March 31, 2011 and 2010
Revenues, net

	Three Months Ended
	March 31,
(in thousands)	2011	2010	Change
Revenues, net	$17,975	$10,703	68%
In the three months ended March 31, 2011 and 2010, we generated revenue from commercial sales outside of the U.S. and sales in connection with our clinical trials in the U.S. The increase in revenue is primarily due to increased product sales in the U.S., as we have two studies on-going as compared to one in the three months ended March 31, 2010, and increased market penetration outside of the U.S.
We expect to continue to generate and grow commercial revenue from product sales as we further expand our sales and marketing efforts outside of the United States, continue implanting in the U.S. under CAP for our bridge-to-transplant clinical trial, and increase the number of implants in our destination therapy clinical trial, ENDURANCE, in the U.S. Notwithstanding our plans to generally expand our U.S. clinical programs, revenues from U.S. sources in connection with our trials may vary from quarter to quarter as the number of implants under a CAP is subject to FDA approval for each cohort of patients.

Future product sales are dependent on many factors, including receiving and maintaining the necessary regulatory approvals in the U.S. and internationally, perception of product performance and market acceptance among physicians, patients, health care payers and the medical community as well as our capacity to meet customer demand by manufacturing sufficient quantities of our products.
Cost of Revenues
Cost of revenues includes costs associated with manufacturing our product and consists of direct materials, labor and overheard expenses allocated to the manufacturing process. Cost of revenues totaled approximately $7.6 million and $5.7 million in the three months ended March 31, 2011 and 2010, respectively.
Gross profit and gross margin percentage are as follows:

	Three Months Ended
	March 31,
	2011	2010
Gross profit (in thousands)	$10,379	$5,023
Gross margin %	58%	47%
Gross margin for the three months ended March 31, 2011 increased compared to the three months ended March 31, 2010 as a result of lower per unit costs primarily due to increased production volume and improved efficiencies in our manufacturing processes. In addition, gross margin for the three months ended March 31, 2010 was impacted by costs incurred in connection with the voluntary field corrective action we initiated in April 2010, for which we accrued approximately $390,000 in the three months ended March 31, 2010. The action was taken as a result of a limited number of reported issues related to the audio volume of alarm notifications and resulted in the repair or replacement of controllers in inventory, including controllers held on consignment at customer sites, and units previously distributed through clinical trials or sold to customers.
As previously reported on a Current Report on Form 8-K filed with the SEC on April 21, 2011, we received notification from the British Standards Institution that our supplemental addendum requesting the addition of a sintered inflow tube for our HVAD pump was accepted as a supplement to our CE Mark. Sintering is commonly used in medical devices to facilitate tissue adhesion at the sintered region and it is expected that sintering of the HVAD pump on the outer surface of the implanted inflow tube will promote tissue in-growth on the lower section of the inflow tube. In the United States, the Food and Drug Administration recently approved the introduction of a sintered inflow tube for our destination therapy clinical trial, ENDURANCE, as well for the Continued Access Protocol of our bridge-to-transplant study, ADVANCE. Documentation for the introduction of this enhancement has been sent for review by the Institutional Review Boards at our U.S. clinical sites. We expect to shortly commence offering sintered product on a global basis. We are presently not able to determine the extent to which this product enhancement will cause obsolescence of existing inventory. The extent of inventory obsolescence, if any, will be impacted by a variety of unknown variables including, without limitation, the rate of adoption of sintered versus non-sintered product, implantation rates and approval timeframes of Institutional Review Boards. As of March 31, 2011, we had approximately $4.5 million of non-sintered product on hand or held on consignment on a global basis. A write-down of a portion of this inventory as obsolete could have a material impact on our results of operations.

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

	Three Months Ended
	March 31,
(in thousands)	2011	2010	Change
Total selling, general and administrative expenses	$8,664	$4,556	90%
The increase of $4.1 million in selling, general and administrative costs is primarily a result of an increase in employee costs, including salaries and wages and related costs, of $1.3 million, an increase in office expenses of $528,000, and an increase in travel expenses of $609,000. In addition, we experienced an increase in share-based compensation of $542,000, an increase in legal costs of $366,000, and increased marketing expenses of $158,000.
We expect our selling, general and administrative expenses to increase significantly in 2011 compared to 2010 as we continue to expand our sales and distribution capabilities as well as our administrative capabilities to support our overall corporate growth. We have and will continue to experience an increase in our employee headcount as well as an increase in costs associated with the necessary administrative infrastructure to support this expansion.
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

	Three Months Ended
	March 31,
(in thousands)	2011	2010	Change
Total research and development expenses	$9,300	$4,756	96%
The increase in research and development expenses of approximately $4.5 million is primarily due to an increase in costs associated with our U.S. clinical trials of $1.0 million and an increase in costs associated with development projects including outside engineering, consumables and contractors of $1.9 million, primarily related to MVAD development. We also experienced an increase in employee costs, including salaries and wages and related costs, of approximately $691,000 and an increase in share-based compensation of $350,000.
Even with commercial approval of the HeartWare System in Europe, we expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future related to clinical trials in the U.S. and new product development, including costs related to the development of the MVAD.
Foreign Exchange
We generate a substantial portion of our revenues and collect receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against the Euro, British Pound and Australian dollar can result in foreign currency exchange gains and losses that may significantly impact our results of operation. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. We do not currently utilize foreign currency contracts to mitigate foreign exchange gains and losses.

Foreign exchange gains totaled approximately $592,000 in the three months ended March 31, 2011, as compared to a loss of approximately $367,000 in the three months ended March 31, 2010. In 2011 and 2010, the majority of our realized and unrealized foreign exchange gains and losses were experienced upon the collection of certain accounts receivable that were denominated in foreign currencies, and the translation to U.S. dollars of customer accounts receivable denominated in foreign currencies at period end, primarily the Euro. We expect this trend to continue for the foreseeable future as the majority of our sales denominated in foreign currencies are settled in Euros.
Interest Expense
Interest expense in 2011 consists of interest incurred on the principal amount of our convertible senior notes issued in December 2010, amortization of the related discount and amortization of the portion of the deferred financing costs allocated to the debt component. The convertible senior notes bear interest at a rate of 3.5% per annum. The discount on the convertible senior notes and the deferred financing costs are being amortized to interest expense through the December 15, 2017 maturity date of the convertible senior notes using the effective interest method.
Interest expense was approximately $2.6 million in the three months ended March 31, 2011. Interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate was approximately $1.3 million and non-cash amortization of the discount and deferred financing costs totaled approximately $1.3 million.
Interest Income, net
Interest income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in interest income, net. Interest income, net was approximately $167,000 and $112,000 in the three months ended March 31, 2011 and 2010, respectively. The increase was primarily due to higher cash and investments balances during the 2011 period resulting from the issuance of our convertible senior notes in December 2010. However, we experienced lower interest rates in 2011 compared to 2010.
Income Taxes
We are subject to taxation in the United States and jurisdictions outside of the United States. These jurisdictions have different marginal tax rates. While we have incurred losses since inception, changes in issued capital and share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and as such a 100% valuation allowance has been recorded against our net deferred tax assets.
As of March 31, 2011, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely whether to record a deferred tax asset as we further expand the commercialization of our products.
Liquidity and Capital Resources
As of March 31, 2011, our cash and cash equivalents were approximately $156.1 million as compared to $192.1 million at December 31, 2010. The decrease is primarily a result of cash used to support our operating and investing activities and the purchase of short-term investments, partially offset by cash proceeds from the exercise of stock options.

Following is a summary of our cash flow activities:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash used in operating activities	$(2,239)	$(4,793)
Net cash used in investing activities	(34,380)	(17,647)
Net cash provided by financing activities	536	58,841
Effect of exchange rate changes on cash and cash equivalents	12	47

Net (decrease) increase in cash and cash equivalents	$(36,071)	$36,448

Cash Used in Operating Activities
For the three months ended March 31, 2011, cash used in operating activities included a net loss of approximately $9.4 million and non-cash adjustments to net loss totaling approximately $6.3 million, which primarily consisted of $2.9 million of share-based compensation, $1.3 million for the amortization of the discount on our convertible notes and $520,000 of depreciation and amortization. Also included in cash used in operating activities in the three months ended March 31, 2011 is approximately $2.3 million for the purchase and manufacture of inventories and $1.3 million for payment of trade accounts payable, which were offset by net collections of accounts receivable of $4.9 million and an increase in accrued interest on our convertible senior notes of $1.3 million.
For the three months ended March 31, 2010, cash used in operating activities included a net loss of approximately $4.5 million and non-cash adjustments to net loss of approximately $2.1 million, which primarily consisted of approximately $1.7 million of share-based compensation and $304,000 of depreciation and amortization. Included in cash used in operating activities in the three months ended March 31, 2010 is approximately $3.1 million for the purchase and manufacture of inventories, $1.2 million for prepayment of expenses and $1.4 million for the reduction of accounts payable. These cash expenditures were partially offset by approximately $3.6 million in accounts receivable collections.
Cash Used in Investing Activities
In the three months ended March 31, 2011, net cash used for the purchase (net of maturities in 2011) of available-for sale securities was $32.9 million compared to $16.6 million in the three months ended March 31, 2010. Other investing activities in the three months ended March 31, 2011 and 2010 used cash of approximately $1.5 million and $1.0 million, respectively. These amounts were expended to acquire property, plant and equipment and for capitalized patent costs.
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
The exercise of stock options in the three months ended March 31, 2011 and 2010 resulted in cash proceeds of approximately $537,000 and $340,000, respectively.

Operating Capital and Capital Expenditure Requirements
We have incurred operating losses to date and anticipate that we will continue to incur substantial net losses as we expand our sales and marketing capabilities, develop new products and seek regulatory approvals for the HeartWare System in the U.S. For the remainder of 2011, cash on hand is expected to primarily be used to fund our ongoing operations, including expanding our sales and marketing capabilities on a global basis, continuing implants in the U.S. under a CAP, and enrolling patients in our U.S. destination therapy clinical study, continued product development, regulatory and other compliance functions as well as for general working capital. We expect to experience increased cash requirements for inventory and property related to the expansion of our manufacturing capabilities to support continued growth.
Our convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. Based on the outstanding principal amount of our convertible notes at March 31, 2011, the semi-annual interest payment due on June 15, 2011 will be approximately $2.5 million. This amount is expected to be paid from cash on hand.
We believe cash on hand and investment balances as of March 31, 2011 are sufficient to support our planned operations throughout 2011 and 2012.
Because of the numerous risks and uncertainties associated with the development of medical devices and the current economic situation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to obtain regulatory approvals in the U.S., fund commercial expansion outside of the U.S. and develop new products. Our future capital requirements will depend on many factors, including but not limited to the following:
•	commercial acceptance of our products;
•	costs to manufacture our products;
•	expenses required to operate multiple clinical trials;
•
further product research and development for next generation products and peripherals and expanding indications for our products as well as efforts to sustain and maintain incremental improvements to existing products;

•	expanding our sales and marketing capabilities on a global basis, including building a team to support U.S. commercialization should the FDA approve our device for marketing in the U.S.;
•	broadening our infrastructure in order to meet the needs of our growing operations; and
•	complying with the requirements related to being a public company in both the United States and Australia.
Contractual Obligations
As of January 15, 2011, we entered into a Public, Private Partnership Agreement with the Regents of the University of Michigan whereby HeartWare, Inc. will act as industry sponsor of a study conducted by University of Michigan Cardiovascular Center and the University of Pittsburgh exploring the potential benefits of LVADs in patients who will be given earlier access to these devices under a grant awarded from the National Heart, Lung and Blood Institute. In the study, called REVIVE-IT, researchers will compare whether non-transplant eligible patients with heart failure less advanced than that of current LVAD recipients do better with implanted devices than with current medical therapy. Pursuant to the terms of the agreement, we have committed to provide financial support up to $9.6 million over the five-year term of the agreement.
Other than the financial commitment discussed above, in the three months ended March 31, 2011, there were no material changes to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K filed with the SEC on February 24, 2011, outside the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.
Interest Rate Risk
Our exposure to interest rate risk is currently confined to interest earnings on our cash and cash equivalents that are invested in highly liquid money market funds, short-term time deposits, short-term bank notes and short-term commercial paper. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. We do not presently use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.
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
We generate a substantial portion of our revenues and collect receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against the Euro, British Pound and Australian dollar can result in foreign currency exchange gains and losses that may significantly impact our financial results. These foreign currency transaction gains and losses are presented as a separate line item on our consolidated statements of operations. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. We do not currently utilize foreign currency contracts to mitigate the gains and losses generated by the remeasurement of non-functional currency assets and liabilities but do hold cash reserves in currencies in which those reserves are anticipated to be expended.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Thus, misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the information set forth in this report you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 24, 2011.
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
We raised approximately $58.5 million in the offering, after deducting underwriting discounts and commissions of $3.8 million and other estimated offering costs of $470,000. No payments were made by us to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. Through March 31, 2011, we have used approximately $30 million of the net proceeds of the offering, including approximately $8.3 million for the purchase of inventories, approximately $16.3 million for general working capital and approximately $5.4 million for purchases of property, plant and equipment.
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

HEARTWARE INTERNATIONAL, INC.
Date: May 6, 2011	/s/ Douglas Godshall
Douglas Godshall
Chief Executive Officer

Date: May 6, 2011	/s/ David McIntyre
David McIntyre
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date: May 6, 2011	/s/ Lauren Farrell
Lauren Farrell
Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002