Form 10-Q
period 2011-06-30
HeartWare International, Inc.
filed 2011-08-05
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 27, 2011

Common Stock, $0.001 Par Value Per Share	13,925,984

PART I. FINANCIAL INFORMATION	5

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4. CONTROLS AND PROCEDURES	33

PART II. OTHER INFORMATION	35

ITEM 1. LEGAL PROCEEDINGS	35

ITEM 1A. RISK FACTORS	35

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

ITEM 6. EXHIBITS	35

Exhibit 10.35
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
Trademarks
HEARTWARE®, HVAD® and MVAD®, KRITON® and various company logos are the trademarks of the Company in the United States, Europe, Australia and other countries. All other trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation:
•	our expectations with respect to regulatory submissions and approvals, such as United States Food & Drug Administration (“FDA”) approval of our premarket approval application for our HeartWare® Ventricular Assist System for a bridge-to-transplant indication;

•	our expectations with respect to our clinical trials, including enrollment in or completion of our clinical trials;

•	our expectations with respect to the integrity or capabilities of our intellectual property position;

•	our ability and plans to commercialize our existing products;

•	our ability and plans to develop and commercialize new products and the expected features and functionalities and possible benefits of these products; and

•	our estimates regarding our capital requirements and financial performance, including profitability.

Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 24, 2011, and those described from time to time in our other filings with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$118,843,674	$192,148,312
Short-term investments, net	79,998,132	21,330,110
Accounts receivable, net	15,248,062	19,052,672
Inventories, net	22,522,356	15,076,590
Prepaid expenses and other current assets	4,659,251	2,406,505

Total current assets	241,271,475	250,014,189

Property, plant and equipment, net	11,130,352	7,484,022
Long-term investments, net	—	4,005,659
Other intangible assets, net	1,785,509	1,595,456
Deferred financing costs, net	2,800,497	2,939,149
Restricted cash	1,538,429	1,538,429

Total assets	$258,526,262	$267,576,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,336,590	$3,889,643
Accrued expenses and other current liabilities	8,331,089	7,001,350

Total current liabilities	11,667,679	10,890,993

Convertible senior notes, net	91,518,710	88,921,557

Commitments and contingencies — See Note 16

Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock — $.001 par value; 25,000,000 shares authorized; 13,925,984 and 13,878,686 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	13,926	13,879
Additional paid-in capital	309,569,724	302,533,344
Accumulated deficit	(146,795,591)	(127,268,545)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(7,457,261)	(7,548,706)
Unrealized gain on investments	9,075	34,382

Total accumulated other comprehensive loss	(7,448,186)	(7,514,324)

Total stockholders’ equity	155,339,873	167,764,354

Total liabilities and stockholders’ equity	$258,526,262	$267,576,904

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues, net	$20,389,491	$9,757,078	$38,364,091	$20,460,198
Cost of revenues	7,913,346	4,293,348	15,508,799	9,973,890

Gross profit	12,476,145	5,463,730	22,855,292	10,486,308

Operating expenses:

Selling, general and administrative	9,892,325	7,688,379	18,556,413	12,244,801
Research and development	10,279,529	7,511,201	19,579,657	12,266,879

Total operating expenses	20,171,854	15,199,580	38,136,070	24,511,680

Loss from operations	(7,695,709)	(9,735,850)	(15,280,778)	(14,025,372)

Other income (expense):

Foreign exchange gain (loss)	133,889	(406,486)	726,214	(773,500)
Interest expense	(2,646,558)	(971)	(5,252,030)	(971)
Investment income, net	127,902	161,258	295,100	273,479
Other, net	(15,552)	—	(15,552)	—

Loss before income taxes	(10,096,028)	(9,982,049)	(19,527,046)	(14,526,364)
Provision for income taxes	—	—	—	—

Net loss	$(10,096,028)	$(9,982,049)	$(19,527,046)	$(14,526,364)

Net loss per common share — basic and diluted	$(0.73)	$(0.73)	$(1.40)	$(1.09)

Weighted average shares outstanding — basic and diluted	13,923,258	13,682,734	13,911,993	13,322,531

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(10,096,028)	$(9,982,049)	$(19,527,046)	$(14,526,364)
Foreign currency translation adjustments	64,938	(139,455)	91,445	(62,738)
Unrealized gain (loss) on investments	7,751	(21,332)	(25,307)	(45,124)

Comprehensive loss	$(10,023,339)	$(10,142,836)	$(19,460,908)	$(14,634,226)

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Shares		Paid-In	Accumulated	Comprehensive
	Issued	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2010	13,878,686	$13,879	$302,533,344	$(127,268,545)	$(7,514,324)	$167,764,354
Issuance of common stock pursuant to share-based awards	47,298	47	599,567	—	—	599,614
Share-based compensation	—	—	6,436,813	—	—	6,436,813
Net loss	—	—	—	(19,527,046)	—	(19,527,046)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	91,445	91,445
Unrealized loss on investments	—	—	—	—	(25,307)	(25,307)

Balance, June 30, 2011	13,925,984	$13,926	$309,569,724	$(146,795,591)	$(7,448,186)	$155,339,873

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,527,046)	$(14,526,364)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	1,019,609	580,536
Amortization of intangible assets	63,887	47,862
Share-based compensation expense	6,436,813	5,998,962
Amortization of premium on investments	440,507	167,056
Amortization of discount on convertible senior notes	2,597,153	—
Amortization of deferred financing costs	139,252	—
Other	340,100	284,998
Change in operating assets and liabilities:
Accounts receivable	3,526,642	3,528,615
Inventories, net	(7,547,061)	(6,757,485)
Prepaid expenses and other current assets	(2,247,717)	(389,974)
Accounts payable	(554,869)	356,854
Accrued expenses and other current liabilities	1,309,423	1,430,473

Net cash used in operating activities	(14,003,307)	(9,278,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(80,128,177)	(16,644,600)
Maturities of investments	25,000,000	—
Additions to property, plant and equipment	(4,667,787)	(2,497,481)
Additions to patents	(253,940)	(283,410)
Proceeds from disposition of assets	98,225	—

Net cash used in investing activities	(59,951,679)	(19,425,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	62,760,450
Payment of common stock issuance costs	(600)	(4,359,934)
Proceeds from exercise of stock options	599,614	2,804,101

Net cash provided by financing activities	599,014	61,204,617

Effect of exchange rate changes on cash and cash equivalents	51,334	(9,402)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(73,304,638)	32,491,257

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	192,148,312	50,834,714

CASH AND CASH EQUIVALENTS — END OF PERIOD	$118,843,674	$83,325,971

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from our audited financial statements. The condensed consolidated statements of operations for the three and six months ended June 30, 2011 and cash flows for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2011.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.
Note 2. Liquidity
At June 30, 2011, we had approximately $198.8 million of cash, cash equivalents and investments. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through June 30, 2011. At June 30, 2011, we had an accumulated deficit of approximately $146.8 million.
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
For the remainder of 2011, our cash, cash equivalents and investments are expected to primarily be used to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, continuing our ENDURANCE trial for destination therapy, enrolling additional patients in our ADVANCE trial under a Continued Access Protocol (“CAP”), continued product development, regulatory and other compliance functions, including costs related to testing and submission of our PMA application, as well as for general working capital. We believe our cash, cash equivalent and investment balances are sufficient to support our planned operations through 2012.

Note 3. Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of HeartWare International, Inc., and its subsidiaries described in Note 1. All inter-company balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
Cash and cash equivalents are recorded in the condensed consolidated balance sheets at cost, which approximates fair value. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.
Investments
Our investments classified as available-for-sale are stated at fair value with unrealized gains and losses reported in accumulated other comprehensive loss within stockholders’ equity. We classify our available-for-sale investments as short-term if their remaining time to maturity at purchase is beyond three months. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Interest on investments classified as available-for-sale is included in investment income, net. Premiums paid on our short-term investments are amortized over the remaining term of the investment and such amortization is included in investment income, net.
Receivables
Accounts receivable consists of amounts due from the sale of our HeartWare® Ventricular Assist System (the “HeartWare System”) to our customers, which include hospitals, health research institutions and medical device distributors. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. As of June 30, 2011 and December 31, 2010, one customer had an accounts receivable balance representing approximately 11% and 13%, respectively, of our total accounts receivable.
We maintain allowances for doubtful accounts for estimated losses that may result from an inability to collect payments owed to us for product sales. We regularly review the allowance by considering factors such as historical experience, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

The following table summarizes the change in our allowance for doubtful accounts for the six months ended June 30, 2011 and 2010:

	Six months ended
	June 30,
	2011	2010
Beginning balance	$600,000	$—
Additions (bad debt expense)	300,000	285,000
Deductions (charge-offs)	—	—

Ending balance	$900,000	$285,000

As of June 30, 2011 and December 31, 2010, we did not have an allowance for returns.
Inventories, net
Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. Work-in-process and finished goods include direct and indirect labor and manufacturing overhead. Finished goods include product which is ready-for-use and which is held by us or by our customers on a consignment basis.
We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Obsolescence may occur due to product expiring or product improvements rendering previous versions obsolete. In May 2011, we began shipping a sintered version of the HeartWare System on a global basis. Sintering is commonly used in medical devices to facilitate tissue adhesion. The extent to which this product enhancement will cause obsolescence of existing non-sintered inventory is difficult to determine because the rate of product adoption of sintered product is dependent on individual customer acceptance, implantation rates and approval timeframes of Institutional Review Boards at U.S. sites. As of June 30, 2011, we had $3.5 million of non-sintered inventory on hand and this product continues to be implanted at customer sites. However, a write-down of all or a portion of this inventory as obsolete could have a material impact on our results of operations.
Deferred Financing Costs
Costs incurred in connection with the issuance of our convertible senior notes in December 2010 have been allocated between the liability component and the equity component as further discussed in Note 11. The liability component of the issuance costs incurred was capitalized and is included in deferred financing costs, net on the condensed consolidated balance sheets. These costs are being amortized using the effective interest method through December 15, 2017, the maturity date of the notes, and such amortization expense is reflected in interest expense on our condensed consolidated statements of operations. The amount of amortization for the three and six months ended June 30, 2011 was approximately $71,000 and $139,000, respectively.
Product Warranty
Certain patient accessories sold with the HeartWare System are covered by a limited warranty ranging from one to two years. Estimated contractual warranty obligations are recorded as an expense when the related revenue is recognized and are included in cost of revenues on the condensed consolidated statements of operations. Factors that affect the estimated warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and vendor supported warranty programs. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
The amount of the liability recorded is equal to the estimated costs to repair or otherwise satisfy claims made by customers. Accrued warranty expense is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenues and are not included in the product warranty liability. No such costs were incurred in the six months ended June 30, 2011 and approximately $411,000 was incurred in the six months ended June 30, 2010.
The following table summarizes the change in our warranty liability for the six months ended June 30, 2011 and 2010:

	Six months ended
	June 30,
	2011	2010
Beginning balance	$290,891	$99,169
Accrual for (reversal of) warranty expense	(20,491)	97,362
Warranty costs incurred during the period	(28,295)	(47,363)

Ending balance	$242,105	$149,168

Fair Value Measurements
The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of June 30, 2011 and December 31, 2010 and are carried at fair value. See Note 6, “Fair Value Measurements” and Note 10, “Debt” for more information.
Vendor Concentration
For the three and six months ended June 30, 2011, we purchased approximately 55% of our inventory components and supplies from two vendors. For the three and six months ended June 30, 2010, we purchased approximately 62% and 51%, respectively, of our inventory components and supplies from the same two vendors. In addition, one of these vendors supplies consulting services and material used in research and development activities. As of June 30, 2011 and 2010, the amounts due to these vendors totaled approximately $788,000 and $1.1 million, respectively.
Concentration of Credit Risk and other Risks and Uncertainties
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Cash and cash equivalents are primarily on deposit with financial institutions in the United States and these deposits generally exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”). The Company has not experienced any historical losses on its deposits of cash and cash equivalents. Our investments consist of investment grade rated corporate and government agency debt.
Concentration of credit risk with respect to our trade accounts receivable from our customers is primarily limited to hospitals, health research institutions and medical device distributors. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any credit losses, but have established an allowance for doubtful accounts of $900,000 at June 30, 2011.
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

New Accounting Standards
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU No. 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The provisions of ASU No. 2011-04 will become effective for us on January 1, 2012 and are to be applied prospectively. We do not expect the adoption of the provisions of ASU No. 2011-04 to have a material effect on our consolidated financial position, results of operations or cash flows and we do not expect to materially modify or expand our financial statement footnote disclosures.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. The presentation requirements will become effective for us on January 1, 2012. As ASU No. 2011-05 applies to financial statement presentation matters, the adoption of ASU No. 2011-05 will not affect our consolidated financial position, results of operations or cash flows and we believe our current presentation of comprehensive income complies with the new presentation requirements.
Note 4. Investments
We have cash investment policies that limit investments to investment grade securities. At June 30, 2011 and December 31, 2010, all of our investments were classified as available-for-sale and carried at fair value. Our investments in corporate debt are guaranteed by the FDIC or foreign governments. At June 30, 2011, all of our investments had maturity dates of less than twenty-four months.
The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:
At June 30, 2011

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value

Short-term investments:
U.S. government agency debt	$49,806,325	$6,982	$(22,236)	$49,791,071
Corporate debt	15,182,732	24,329	—	15,207,061
Certificates of deposit	15,000,000	—	—	15,000,000

Total short-term investments	$79,989,057	$31,311	$(22,236)	$79,998,132

     At December 31, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value

Short-term investments:
Corporate debt	$21,294,673	$35,437	$—	$21,330,110

Total short-term investments	$21,294,673	$35,437	$—	$21,330,110

Long-term investments:
U.S. government agency debt	$4,006,714	$—	$(1,055)	$4,005,659

Total long-term investments	$4,006,714	$—	$(1,055)	$4,005,659

For the three and six months ended June 30, 2011 and 2010 we did not have any realized gains or losses on our investments.
Note 5. Foreign Exchange Instruments
During the quarter ended June 30, 2011, we entered into a foreign currency forward-exchange contract in an effort to minimize the risk of future fluctuations in the exchange rates between Australian dollars and Japanese Yen. The foreign currency forward-exchange contract was directly related to an asset purchase commitment by our Australian subsidiary. We do not utilize derivative financial instruments for speculative or trading purposes.
As of June 30, 2011, the forward contract to sell Australian dollars to Japanese Yen had a notional value of AU$858,000 and an exchange rate of one Australian dollar to 83.35 Japanese Yen. During the quarter ended June 30, 2011, the realized fair value of this forward exchange contract resulted in an expense of $16,000, which is included in other, net on the condensed consolidated statements of operations.
Note 6. Fair Value Measurements
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

	At June 30, 2011
	Carrying		Fair	Fair Value Measurements at the Reporting Date Using
	Value		Value	Level 1	Level 2	Level 3
Assets
Short-term investments	$79,998,132		$79,998,132	$—	$79,998,132	$—

Liabilities
Foreign exchange instrument	15,547		15,547	—	15,547	—
Convertible senior notes	91,518,710	(1)	151,117,188	—	151,117,188	—

	At December 31, 2010
	Carrying		Fair	Fair Value Measurements at the Reporting Date Using
	Value		Value	Level 1	Level 2	Level 3
Assets
Short-term investments	$21,330,110		$21,330,110	$—	21,330,110	$—
Long-term investments	4,005,659		4,005,659	—	4,005,659	—

Liabilities
Convertible senior notes	88,921,557	(1)	160,693,813	—	160,693,813	—

(1)	The carrying amount of our convertible senior notes is net of unamortized discount. See Note 11, “Debt” for more information.
The fair value of our investments was determined using quoted prices for the instruments in markets that are not active. The fair value of our foreign exchange instrument was determined using observable market data such as pricing for similar instruments or recently executed transactions. The fair value of our convertible senior notes was determined using observable market data (including trade data) and is presented for disclosure purposes only.
Note 7. Inventories, Net
Components of inventories, net are as follows:

	June 30,	December 31,
	2011	2010

Raw material	$5,194,259	$4,279,170
Work-in-process	4,181,495	2,708,840
Finished goods	13,146,602	8,088,580

	$22,522,356	$15,076,590

Finished goods inventories includes inventory held on consignment at customer sites of $5.4 million and $4.7 million, at June 30, 2011 and December 31, 2010, respectively.

Note 8. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2011	2010
Machinery and equipment	1.5 to 7 years	$11,225,797	$8,966,747
Leasehold improvements	3 to 7 years	1,835,365	282,483
Office equipment, furniture and fixtures	5 to 7 years	913,516	450,849
Purchased software	5 to 7 years	2,104,057	1,741,132

		16,078,735	11,441,211
Less: accumulated depreciation		(4,948,383)	(3,957,189)

		$11,130,352	$7,484,022

Note 9. Other Intangible Assets, Net
The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization are as follows:

		June 30, 2011		December 31, 2010
	Weighted Average Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortizable Intangible Assets	(Years)	Amount	Amortization	Amount	Amortization
Patents	15	$2,115,624	$(330,115)	$1,861,684	$(266,228)
Amortization expense for the three months ended June 30, 2011 and 2010 was approximately $33,000 and $25,000, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was approximately $64,000 and $48,000, respectively.
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2011	2010
Accrued payroll and other employee costs	$3,345,268	$4,152,833
Accrued material purchases	2,245,440	255,679
Accrued professional fees	693,538	577,237
Accrued research and development costs	436,839	671,928
Accrued VAT	356,690	647,525
Accrued interest payable on convertible senior notes	209,635	209,635
Other accrued expenses	1,043,679	486,513

	$8,331,089	$7,001,350

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $1.9 million and $3.1 million at June 30, 2011 and December 31, 2010, respectively.
Note 11. Debt
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
Prior to June 15, 2017, holders may convert their Convertible Notes at their option only upon satisfaction of one or more conditions relating to the sale price of our common stock, the trading price per $1,000 principal amount of Convertible Notes or specified corporate events. On or after June 15, 2017, until the close of business of the business day immediately preceding the date the Convertible Notes mature, holders may convert their Convertible Notes at any time, regardless of whether any of the foregoing conditions have been met. As of the date of this report, none of the events that would allow holders to convert their Convertible Notes have occurred. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election.
In accordance with ASC 470-20, Debt, which applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, we recorded the long-term debt and equity components on our Convertible Notes separately on the issuance date. The amount recorded for long-term debt was determined by measuring the fair value of a similar liability that does not have an associated equity component. The measurement of fair value required the Company to make estimates and assumptions to determine the present value of the cash flows of the Convertible Notes, absent the conversion feature. This treatment increased interest expense associated with our Convertible Notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the 3.5% cash coupon rate and the effective interest rate on debt borrowing of approximately 12.5%. The discount is being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and is included in interest expense on the condensed consolidated statements of operations. Additionally, we allocated the costs related to issuance of the Convertible Notes on the same percentage as the long-term debt and equity components, such that a portion of the costs is allocated to the long-term debt component and the equity component included in additional paid-in capital. The portion of the costs allocated to the long-term debt component is presented as deferred financing costs, net on our condensed consolidated balance sheets. These deferred financing costs are also being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and such amortization is included in interest expense on the condensed consolidated statements of operations
The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following:

	June 30,	December 31,
	2011	2010
Principal amount	$143,750,000	$143,750,000
Unamortized discount	(52,231,290)	(54,828,443)

Net carrying amount	$91,518,710	$88,921,557

Equity component	$55,037,913	$55,037,913

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on June 30, 2011 of $74.08, was approximately $106.5 million. The fair value of our Convertible Notes as presented in Note 6 was $151.1 million and $160.7 million at June 30, 2011 and December 31, 2010, respectively.

Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the three and six months ended June 30, 2011, interest expense related to the Convertible Notes was as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011
Stated amount at 3.5% coupon rate	$1,257,812	$2,515,625
Amortization of discount	1,318,074	2,597,153
Amortization of deferred financing costs	70,672	139,252

	$2,646,558	$5,252,030

Note 12. Stockholders’ Equity
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
In the six months ended June 30, 2011, we issued an aggregate of 17,606 shares of our common stock upon the exercise of stock options and an aggregate of 29,692 shares of our common stock upon the vesting of restricted stock units.
Note 13. Share-Based Compensation
We recognize share-based compensation expense for the portion of awards that are ultimately expected to vest using an accelerated accrual method over the vesting period from the date of grant. We estimate forfeitures at the time of grant. We have applied a forfeiture rate of approximately 12.5% to all unvested share-based awards as of June 30, 2011, which represents the portion that we expect will be forfeited over the vesting period. We reevaluate this estimated rate periodically and adjust the forfeiture rate as necessary. Vesting of share-based awards issued with performance-based vesting criteria must be “probable” before we begin recording share-based compensation expense. At each reporting period, we review the likelihood that these awards will vest and if the vesting is deemed probable, we begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.

We allocate share-based compensation expense to cost of revenues, selling, general and administrative expense and research and development expense based on the award holders’ employment function. For the three and six months ended June 30, 2011 and 2010, we recorded share-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues	$533,644	$207,270	$1,118,862	$475,920
Selling, general and administrative	2,209,086	3,577,919	3,653,435	4,479,977
Research and development	758,703	487,306	1,664,516	1,043,065

	$3,501,433	$4,272,495	$6,436,813	$5,998,962

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
On August 5, 2008, we adopted the HeartWare International, Inc. 2008 Stock Incentive Plan (“2008 SIP”). The 2008 SIP allows for the issuance of share-based awards to employees, directors and consultants. We have issued options and restricted stock units (“RSU’s”) to employees and directors under the 2008 SIP. The plan allows for the issuance of share-based awards representing up to 13% of the prior fiscal year’s weighted average shares outstanding, less share-based awards outstanding under our other equity plans. At June 30, 2011, there were approximately 619,000 shares available for future awards under the 2008 SIP.
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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions established at that time. The following table includes the assumptions used for options issued in the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Expected volatility	58.24%	60.53%	58.31%	61.05%
Risk-free interest rate	2.10%	2.63%	2.16%	2.81%
Estimated holding period (years)	6.25	6.25	6.25	6.25
Information related to options granted under all of our plans at June 30, 2011 and activity in the six months then ended is as follows (certain amounts in US$ were converted from AU$ at the then period-end spot rate):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2010	404,366	$32.87
Granted	13,750	78.47
Exercised	(17,606)	34.06
Forfeited	(8,991)	37.51
Expired	—	—

Outstanding at June 30, 2011	391,519	$35.37	6.31	$15,154,284

Exercisable at June 30, 2011	246,960	$36.10	5.49	$9,379,109

The aggregate intrinsic values at June 30, 2011 noted in the table above represent the closing price of our common stock traded on NASDAQ, less the weighted average exercise price at period end multiplied by the number of options outstanding or exercisable.
At June 30, 2011, 34,283 of the 144,559 options outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.
The weighted average grant date fair value per share of options issued in the six months ended June 30, 2011 and 2010 was $44.36 and $27.08 per share, respectively.
The total intrinsic value of options exercised in the six months ended June 30, 2011 was approximately $971,000. Cash received from options exercised in the six months ended June 30, 2011 was approximately $600,000. The total intrinsic value of options exercised in the six months ended June 30, 2010 was approximately $2.8 million. Cash received from options exercised in the six months ended June 30, 2010 was approximately $2.8 million.
At June 30, 2011, there was approximately $1.4 million of unrecognized compensation cost related to non-vested option awards, including performance-based options not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.2 years.
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

Information related to RSU’s at June 30, 2011 and activity in the six months then ended is as follows:

		Weighted
		Average
		Remaining
		Contractual
	Number of	Life	Aggregate
	Units	(Years)	Intrinsic Value
Outstanding at December 31, 2010	544,865
Granted	65,450
Vested/Exercised	(29,692)
Forfeited	(18,905)
Expired	—

Outstanding at June 30, 2011	561,718	1.42	$41,612,069

Exercisable at June 30, 2011	—	—	$—

The aggregate intrinsic value at June 30, 2011 noted in the table above represents the closing price of our common stock traded on NASDAQ, multiplied by the number of RSU’s outstanding.
At June 30, 2011, 56,257 of the 561,718 RSU’s outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.
The total intrinsic value of RSU’s vested in the six months ended June 30, 2011 and 2010 was approximately $2.5 million and $2.6 million, respectively.
The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSU’s granted in the six months ended June 30, 2011 and 2010 was $78.77 and $55.33, respectively.
At June 30, 2011, we had approximately $16.6 million of unrecognized compensation cost related to non-vested RSU awards, including awards not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.3 years.
Note 14. Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share for the dilutive effects of convertible securities, options and other potentially dilutive instruments only in the periods in which such effect is dilutive. Due to our net loss for all periods presented, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. The following instruments have been excluded from the calculation of diluted net loss per common share, as their effect would be anti-dilutive.

	Three and Six Months Ended
	June 30,
	2011	2010
Common shares issuable upon:
Conversion of convertible senior notes	1,767,923	—
Exercise of share-based awards	953,237	915,201
Note 15. Business Segment, Geographic Areas and Major Customers
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

Product sales by geographic location are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Domestic	$6,291	$1,865	$12,189	$4,547
Germany	8,214	5,283	13,712	10,839
International, excluding Germany	5,884	2,609	12,463	5,074

	$20,389	$9,757	$38,364	$20,460

For the three and six months ended June 30, 2011, one customer accounted for approximately 11% and 10%, respectively, of product sales in the aggregate. For the three and six months ended June 30, 2010, two customers exceeded 10% of product sales individually and accounted for approximately 30% and 29%, respectively, of product sales in the aggregate. As the majority of our revenue is generated outside of the U.S., we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the U.S.
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
Note 16. Commitments and Contingencies
At June 30, 2011, we had purchase order commitments of approximately $26.3 million related to product costs and property, plant and equipment purchases. Many of our materials and supplies require long lead times and as such purchase order commitments reflect materials that may be received up to one year from the date of order.
From time to time we may be involved in litigation or other contingencies arising in the ordinary course of business. Except as set forth below or in our 2010 Annual Report on Form 10-K, and based on the information presently available, management believes that there are no contingencies, claims or actions, pending or threatened, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or result of operations.
On February 24, 2010 we received a letter from two holders of Series A Preferred Stock in HeartWare, Inc., an indirect subsidiary of HeartWare International, Inc. These holders requested various financial and other information regarding HeartWare, Inc. for the purpose of determining the Company’s compliance with their rights as holders of Series A Preferred Stock, including whether a liquidation event has occurred since inception in 2003. HeartWare, Inc. issued Series A-1 and Series A-2 Preferred Stock to certain equity holders of Kriton Medical, Inc. when HeartWare, Inc. purchased substantially all of the assets of Kriton in July 2003. The Series A-1 and Series A-2 Preferred Stock do not have voting or dividend rights but entitle the holders thereof to receive, upon certain liquidation events of HeartWare, Inc. (but not the liquidation of or change of control of HeartWare International, Inc.), an amount equal to $10 per share of Series A-1 and $21 per share of Series A-2. The aggregate liquidation preference payment obligation totals approximately $15 million.

On June 27, 2011, HeartWare International, Inc. and HeartWare, Inc., along with HeartWare’s directors, certain officers and a significant stockholder, were named as defendants in a putative class action lawsuit filed in Massachusetts state court by two other Series A Preferred Stockholders on behalf of all holders of Series A Preferred Stock. The complaint alleges that the defendants breached their fiduciary and contractual obligations to Series A Preferred Stockholders by preventing them from receiving a payment of the liquidation preference in connection with certain corporate transactions, including a transaction in 2005 in which HeartWare, Inc. was acquired by HeartWare Limited, a subsidiary of HeartWare International, Inc. The plaintiffs seek monetary damages, interest, costs and limited equitable relief. We do not believe HeartWare International, Inc., HeartWare, Inc. or any of our directors, officers or stockholders have abrogated the rights, or in any way failed to satisfy obligations owed to, any of our stockholders, including holders of Series A Preferred Stock. We intend to vigorously defend the suit.
In accordance with ASC 450, Contingencies, we accrue loss contingencies including costs of settlement, damages and defense related to litigation to the extent they are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of June 30, 2011 we have not accrued any amounts related to the above litigation.
Note 17. Subsequent Events
We have evaluated events and transactions that occurred subsequent to June 30, 2011 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements.
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
The HeartWare® Ventricular Assist System (the “HeartWare System”), which includes a left ventricular assist device (“LVAD”), or blood pump, patient accessories and surgical tools, is designed to provide circulatory support for patients in the advanced stage of heart failure. The core of the HeartWare System is a proprietary continuous flow blood pump, the HVAD Pump, which is a full-output device capable of pumping up to 10 liters of blood per minute. The HeartWare System is designed to be implanted adjacent to the heart, avoiding the abdominal surgery generally required to implant similar devices.
In 2009, we received CE Marking for the HeartWare System in the European Union allowing for commercial sale and distribution of our device. In the U.S., the device is the subject of clinical trials for two indications: bridge-to-transplant and destination therapy. Our device is also available in other countries around the world under special access programs.
Recent key milestones in the development and commercialization of the HeartWare System include the following:
•	FDA approval of an Investigational Device Exemption (IDE) Supplement that allows us to enroll a third allotment, of 94 additional patients, in our ADVANCE bridge-to-transplant clinical trial under a Continued Access Protocol (CAP);
•	Submission of a Pre-Market Approval application for our HeartWare System based on data generated in our ADVANCE bridge-to-transplant clinical trial and subsequent acceptance by the FDA of the application for filing and substantive review;
•	Being named to the REVIVE-IT study, a study to be completed by the Universities of Michigan and Pittsburgh on the benefits of LVAD’s in patients with earlier access to the device;
•	Approval of the HeartWare System by the Therapeutic Goods Administration (TGA) in Australia for listing on the Australian Register of Therapeutic Goods;
•	Approval by the U.S. FDA for use in our clinical trials and notification of acceptance by the British Standards Institution of a sintered inflow tube; and
•	Reimbursement approval in France and Belgium of the HeartWare System.
Beyond the HeartWare System, we are also evaluating our next generation device, the MVAD. The MVAD is based on the same technology platform as the HeartWare System but adopts an axial flow, rather than a centrifugal flow approach, and is being developed in multiple configurations. Several MVAD configurations are in preclinical development. The pericardial MVAD configuration is currently undergoing final Good Laboratory Practices (“GLP”) in-vivo testing in preparation for a 2012 clinical trial. We believe that the MVAD designs will be implantable by surgical techniques that are even less invasive than those required to implant the HVAD Pump.

We began generating revenue from our products in August 2008 and have incurred net losses in each year since our inception. We expect our losses to continue as we advance and expand our clinical trial activities in the U.S., continue to develop commercial markets outside of the U.S., and expand our research and development into next generation products including the MVAD.
We have financed our operations primarily through the issuance of convertible notes and the issuance of shares of our common stock. Most recently, on December 15, 2010, we issued convertible notes with an aggregate principal amount of $143.75 million pursuant to the terms of an Indenture dated as of December 15, 2010. The convertible notes are senior unsecured obligations of the Company. The convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The convertible notes will mature on December 15, 2017, unless earlier repurchased or converted.
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
Results of Operations
Three and six months ended June 30, 2011 and 2010
Revenues, net
In the three and six months ended June 30, 2011 and 2010, we generated revenue from commercial sales outside of the U.S. and sales in connection with our clinical trials in the U.S. The increase in revenue from the the comparable periods in 2010, is due to increased implants in the U.S., as we have two studies on-going as compared to one in 2010, and increased market penetration outside of the U.S.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Revenues, net	$20,389	$9,757	109%	$38,364	$20,460	88%

For the three months ended June 30, 2011, approximately 69% of our product sales were derived from commercial sales outside of the United States, predominantly in Europe, compared to approximately 81% for the three months ended June 30, 2010.
For the six months ended June 30, 2011, approximately 68% of our product sales were derived from commercial sales outside of the United States, predominantly in Europe, compared to approximately 78% for the six months ended June 30, 2010.
We operate in multiple currencies outside of the US, with the majority of our international revenue denominated in Euro. During the three and six months ended June 30, 2011, our net international revenue increased $6.3 million, or 80%, and $10.3 million, or 65%, respectively, as compared to the same periods in the prior year. The change in exchange rates for all foreign currencies for the three and six months ended accounted for approximately $1.4 million of the increase in each period.
We expect to continue to generate and grow commercial revenue from product sales as we further expand our sales and marketing efforts outside of the United States, continue implanting in the U.S. under a CAP for our bridge-to-transplant clinical trial, and increase the number of implants in our destination therapy clinical trial, ENDURANCE, in the U.S. Notwithstanding our plans to generally expand our U.S. clinical programs, revenues from U.S. sources in connection with our trials may vary from quarter to quarter as the recruitment of qualified patients that meet protocol criteria fluctuate and additional CAP cohorts are subject to FDA approval.
Future product sales are dependent on many factors, including receiving and maintaining the necessary regulatory approvals in the U.S. and internationally, perception of product performance and market acceptance among physicians, patients, health care payers and the medical community as well as our capacity to meet customer demand by manufacturing sufficient quantities of our products.
Cost of Revenues
Cost of revenues includes costs associated with manufacturing our product and consists of direct materials, labor and overheard expenses allocated to the manufacturing process. Cost of revenues totaled approximately $7.9 million and $4.3 million in the three months ended June 30, 2011 and 2010, respectively. Cost of revenues totaled approximately $15.5 million and $10.0 million in the six months ended June 30, 2011 and 2010, respectively.
Gross profit and gross margin percentage are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Gross profit	$12,476	$5,464	$22,855	$10,486
Gross margin %	61.2%	56.0%	59.6%	51.3%
Gross margin percentage for the three and six months ended June 30, 2011 increased compared to the same periods in 2010 as a result of lower per unit costs in 2011 primarily due to increased production volume and improved efficiencies in our manufacturing processes. In addition, gross margin for the six months ended June 30, 2010 was impacted by costs incurred in connection with the voluntary field corrective action we initiated in April 2010. The total cost of the repairs and replacements was approximately $411,000. The action was taken as a result of a limited number of reported issues related to the audio volume of alarm notifications and resulted in the repair or replacement of controllers in inventory, including controllers held on consignment at customer sites, and units previously distributed through clinical trials or sold to customers.
Selling, General and Administrative
Selling, general and administrative expenses include costs associated with selling and marketing our products and the general corporate administration of the Company. These costs are primarily related to salaries and wages and related employee costs, depreciation of fixed assets, travel, external consultants and contractors, legal and accounting fees and general infrastructure costs, and include all operating costs not associated with or otherwise classified as research and development costs or cost of revenues.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Total selling, general and administrative	$9,892	$7,688	29%	$18,556	$12,245	52%

The increase of $2.2 million for the three months ended June 30, 2011 as compared to three months ended June 30, 2010 was primarily a result of an increase in employee costs, including salaries and wages and related costs, of approximately $1.4 million, primarily due to increased headcount to build our sales and marketing and administrative functions to support expected future growth. We also experienced increases in marketing expenses of $617,000, office expenses of $540,000, travel expenses of $482,000 and legal costs of $172,000. These increases were partially offset by a decrease in share-based compensation expense of approximately $1.4 million. The decrease in share-based compensation expense is due to the recognition of approximately $2.1 million of share-based compensation expense in the second quarter of 2010 related to a grant with a vesting period that would have begun in September 2009 but was subject to stockholder approval. Approval was obtained at our annual meeting of stockholders in the second quarter of 2010 resulting in a true-up of share-based compensation expense to coincide with the vesting period.
The increase of $6.3 million for the six months ended June 30, 2011 was primarily a result of an increase in employee costs, including salaries and wages and related costs, of approximately $2.7 million, primarily due to increased headcount. We also experienced increases in office expenses of $1.1 million, travel expenses of $1.1 million, marketing expenses of $828,000 and legal costs of $542,000. These increases were partially offset by a decrease in share-based compensation expense of approximately $827,000.
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
Research and Development
Research and development expenses are the direct and indirect costs associated with developing our products prior to commercialization and are expensed as incurred. These expenses fluctuate based on project level activity and consist primarily of salaries and wages and related employee costs of our research and development and clinical and regulatory staff, external research and development costs, and materials and expenses associated with clinical trials. Additional costs include travel, facilities and overhead allocations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Total research and development expenses	$10,280	$7,511	37%	$19,580	$12,267	60%
The increase for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to an aggregate increase in costs associated with development projects, including animal studies, outside engineering, consumables, consultants and contractors, of $2.3 million, primarily related to MVAD development. We also experienced an increase in employee costs, including salaries and wages and related costs, of approximately $836,000 and an increase in non-cash share-based compensation of $271,000. These increases were partially offset by a decrease in costs associated with our U.S. clinical trials of $734,000, which have decreased subsequent to completion of enrollment of our BTT trial, with the exception of ongoing limited enrollment under a CAP.

The increase for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to an increase in costs associated with development projects, including animal studies, outside engineering, consumables, consultants and contractors, of $4.2 million, primarily related to MVAD development. We also experienced an increase in employee costs, including salaries and wages and related costs, of approximately $1.5 million and an increase in share-based compensation of $621,000. Costs associated with our U.S. clinical trials increased by $275,000.
Even with commercial approval of the HeartWare System in Europe, we expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future related to clinical trials in the U.S. and new product development, including costs related to the development of the MVAD.
Foreign Exchange
We generate a substantial portion of our revenues and collect receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against the Euro, British Pound and Australian dollar can result in foreign currency exchange gains and losses that may significantly impact our financial results. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. As discussed in Note 5, we entered into a foreign currency forward-exchange contract related to an asset purchase commitment by our Australian subsidiary. The purchase is denominated in a currency in which we do not normally transact business. Notwithstanding the aforementioned foreign currency forward-exchange contract, we do not currently utilize foreign currency contracts to mitigate foreign exchange gains and losses.
Net foreign exchange gains totaled approximately $134,000 and $726,000 in the three and six months ended June 30, 2011, respectively, compared to net losses of approximately $406,000 and $774,000 in the same periods of 2010. In 2011 and 2010, the majority of our realized and unrealized foreign exchange gains and losses were experienced upon the collection of certain accounts receivable that were denominated in foreign currencies, and the translation to U.S. dollars of customer accounts receivable denominated in foreign currencies at period end, primarily the Euro. We expect to continue realizing foreign exchange gains and losses for the foreseeable future as the majority of our sales denominated in foreign currencies are settled in Euros.
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
Interest expense was approximately $2.65 million in the three months ended June 30, 2011. Interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate was approximately $1.26 million and non-cash amortization of the discount and deferred financing costs totaled approximately $1.39 million.
Interest expense was approximately $5.25 million in the six months ended June 30, 2011. Interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate was approximately $2.51 million and non-cash amortization of the discount and deferred financing costs totaled approximately $2.74 million.
Investment Income, net
Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $128,000 and $295,000 in the three and six months ended June 30, 2011 and 2010, respectively, compared to $161,000 and $273,000 in the same periods in the prior year. While we have had greater cash and investments balances during 2011 as a result of the issuance of our convertible senior notes in December 2010, we have experienced lower interest rates in 2011 compared to 2010.

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
As of June 30, 2011, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely whether to record a deferred tax asset as we further expand the commercialization of our products.
Liquidity and Capital Resources
As of June 30, 2011, our cash and cash equivalents were approximately $118.8 million as compared to $192.1 million at December 31, 2010. The decrease is primarily a result of cash used to support our operating and investing activities and the purchase of short-term investments, partially offset by cash proceeds from the exercise of stock options.
Following is a summary of our cash flow activities:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash used in operating activities	$(14,003)	$(9,279)
Net cash used in investing activities	(59,952)	(19,426)
Net cash provided by financing activities	599	61,205
Effect of exchange rate changes on cash and cash equivalents	51	(9)

Net (decrease) increase in cash and cash equivalents	$(73,305)	$32,491

Cash Used in Operating Activities
For the six months ended June 30, 2011, cash used in operating activities included a net loss of approximately $19.5 million and non-cash adjustments to net loss totaling approximately $11.0 million, which primarily consisted of $6.4 million of share-based compensation, $2.6 million for the amortization of the discount on our convertible notes and $1.1 million of depreciation and amortization. Also included in cash used in operating activities in the six months ended June 30, 2011 is approximately $7.5 million for the purchase and manufacture of inventories, $2.2 million for prepaid expenses and $555,000 for payment of trade accounts payable. These amounts were partially offset by net collections of trade accounts receivable of $3.5 million and an increase in accrued expenses of $1.3 million.
For the six months ended June 30, 2010, cash used in operating activities included a net loss of approximately $14.5 million, non-cash adjustments to net loss of approximately $7.1 million and changes in assets and liabilities of $1.8 million. Non-cash adjustments primarily consisted of share-based compensation of approximately $6.0 million and $628,000 of depreciation and amortization. Changes in assets and liabilities included a use of cash of approximately $6.8 million for the purchase and manufacture of inventories partially offset by $3.5 million in accounts receivable collections.

Cash Used in Investing Activities
In the six months ended June 30, 2011, net cash used for the purchase (net of maturities in 2011) of available-for sale securities was $55.1 million compared to $16.6 million in the six months ended June 30, 2010. Other investing activities in the six months ended June 30, 2011 and 2010 used cash of approximately $4.9 million and $2.8 million, respectively. These amounts were expended to acquire property, plant and equipment and for capitalized patent costs.
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
The exercise of stock options in the six months ended June 30, 2011 and 2010 resulted in cash proceeds of approximately $600,000 and $2.8 million, respectively.
Operating Capital and Capital Expenditure Requirements
We have incurred operating losses to date and anticipate that we will continue to incur substantial net losses as we expand our sales and marketing capabilities, develop new products and seek regulatory approvals for the HeartWare System in the U.S. For the remainder of 2011, cash on hand is expected to primarily be used to fund our ongoing operations, including;
•	expanding our sales and marketing capabilities on a global basis,
•	continuing implants in the U.S. under a CAP and in our U.S. destination therapy clinical study,
•	continued product development,
•	regulatory activities, including PMA submissions and testing, and other compliance functions, and
•	general working capital.
We expect to experience increased cash requirements for inventory and property related to the expansion of our manufacturing capabilities, including the build-out our new manufacturing facility located in Miami Lakes, Florida, to support continued growth.
Our convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. During the quarter ended June 30, 2011 we paid the $2.5 million interest payment that was due on June 15, 2011. Based on the outstanding principal amount of our convertible senior notes at June 30, 2011, the semi-annual interest payment due on December 15, 2011 will be approximately $2.5 million. This amount is expected to be paid from cash on hand.
We believe cash on hand and investment balances as of June 30, 2011 are sufficient to support our planned operations throughout 2011 and 2012.

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
Other than the financial commitment discussed above, in the six months ended June 30, 2011, there were no material changes to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K filed with the SEC on February 24, 2011, outside the ordinary course of business.

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
Our convertible senior notes do not bear interest rate risk as the notes were issued with a fixed interest rate of 3.5% per annum.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 16 — Commitments and Contingencies

ITEM 1A.	RISK FACTORS
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
We raised approximately $58.5 million in the offering, after deducting underwriting discounts and commissions of $3.8 million and other estimated offering costs of $470,000. No payments were made by us to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. Through June 30, 2011, we have used approximately $43.5 million of the net proceeds of the offering, including approximately $13.6 million for the purchase of inventories, approximately $21.2 million for general working capital and approximately $8.7 million for purchases of property, plant and equipment.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of HeartWare International, Inc. (1)

3.2	Bylaws of HeartWare International, Inc. (1)

10.35	Third amendment to Business Lease, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC, dated June 30, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.
Date: August 5, 2011	/s/ Douglas Godshall
Douglas Godshall
Chief Executive Officer

Date: August 5, 2011	/s/ David McIntyre
David McIntyre
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date: August 5, 2011	/s/ Lauren Farrell
Lauren Farrell
Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

10.35	Third amendment to Business Lease, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC, dated June 30, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002