Form 10-Q
period 2011-09-30
HeartWare International, Inc.
filed 2011-11-03
CIK 1389072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 24, 2011

Common Stock, $0.001 Par Value Per Share	14,053,526

PART I. FINANCIAL INFORMATION	5

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4. CONTROLS AND PROCEDURES	33

PART II. OTHER INFORMATION	35

ITEM 1. LEGAL PROCEEDINGS	35

ITEM 1A. RISK FACTORS	35

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

ITEM 6. EXHIBITS	35

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

References
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to:
•	“HeartWare,” “the Company,” “HeartWare Group,” “we,” “us” and “our” refer to HeartWare International, Inc. and its consolidated subsidiaries, HeartWare Pty. Limited, HeartWare, Inc., HeartWare GmbH, HeartWare (UK) Limited and HeartWare France SAS.
•	“HeartWare International, Inc.” refers to HeartWare International, Inc., a Delaware corporation incorporated on July 29, 2008.
•	“HeartWare Pty. Limited” refers to HeartWare Pty. Limited (formerly known as HeartWare Limited), an Australian proprietary corporation originally incorporated on November 26, 2004.
•	“HeartWare, Inc.” refers to HeartWare, Inc., a Delaware corporation incorporated on April 3, 2003. HeartWare, Inc. was acquired by HeartWare Pty. Limited on January 24, 2005.
•	“HeartWare GmbH” refers to HeartWare GmbH, a German corporation established on February 19, 2010.
•	“HeartWare (UK) Limited” refers to HeartWare (UK) Limited, a limited liability corporation established in the United Kingdom on February 19, 2010.
•	“HeartWare France SAS” refers to HeartWare France, a French corporation established on August 16, 2011.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation:
•	our expectations with respect to regulatory submissions and approvals, such as United States Food & Drug Administration (“FDA”) approval of our premarket approval application for our HeartWare® Ventricular Assist System for a bridge-to-transplant indication;
•	our expectations with respect to our clinical trials, including initiation of, enrollment in or completion of our clinical trials;
•	our expectations with respect to the integrity or capabilities of our intellectual property position;
•	our ability and plans to commercialize our existing products;
•	our ability and plans to develop and commercialize new products and the expected features and functionalities and possible benefits of these products; and
•	our estimates regarding our capital requirements and availability and our financial performance, including profitability and foreign currency fluctuation.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$99,124,304	$192,148,312
Short-term investments, net	90,291,868	21,330,110
Accounts receivable, net	11,336,947	19,052,672
Inventories, net	28,573,235	15,076,590
Prepaid expenses and other current assets	5,039,322	2,406,505

Total current assets	234,365,676	250,014,189

Property, plant and equipment, net	14,827,525	7,484,022
Long-term investments, net	—	4,005,659
Other intangible assets, net	1,905,454	1,595,456
Deferred financing costs, net	2,727,671	2,939,149
Restricted cash	1,538,429	1,538,429

Total assets	$255,364,755	$267,576,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,568,149	$3,889,643
Accrued expenses and other current liabilities	11,237,716	7,001,350

Total current liabilities	15,805,865	10,890,993

Convertible senior notes, net	92,876,969	88,921,557
Other long-term liabilities	1,947,012	—

Commitments and contingencies — See Note 16

Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock — $.001 par value; 25,000,000 shares authorized; 14,053,526 and 13,878,686 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	14,054	13,879
Additional paid-in capital	313,186,481	302,533,344
Accumulated deficit	(160,759,907)	(127,268,545)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(7,717,949)	(7,548,706)
Unrealized gain on investments	12,230	34,382

Total accumulated other comprehensive loss	(7,705,719)	(7,514,324)

Total stockholders’ equity	144,734,909	167,764,354

Total liabilities and stockholders’ equity	$255,364,755	$267,576,904

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues, net	$21,339,698	$13,816,693	$59,703,789	$34,276,891
Cost of revenues	7,883,570	6,002,368	23,392,368	15,976,258

Gross profit	13,456,128	7,814,325	36,311,421	18,300,633

Operating expenses:

Selling, general and administrative	10,832,896	6,993,636	29,389,309	19,238,437
Research and development	12,705,042	9,312,738	32,284,700	21,579,617

Total operating expenses	23,537,938	16,306,374	61,674,009	40,818,054

Loss from operations	(10,081,810)	(8,492,049)	(25,362,588)	(22,517,421)

Other income (expense):

Foreign exchange gain (loss)	(1,433,303)	514,191	(707,089)	(259,309)
Interest expense	(2,688,898)	—	(7,940,928)	(971)
Investment income, net	118,322	133,775	413,422	407,254
Other, net	121,373	—	105,821	—

Loss before income taxes	(13,964,316)	(7,844,083)	(33,491,362)	(22,370,447)
Provision for income taxes	—	—	—	—

Net loss	$(13,964,316)	$(7,844,083)	$(33,491,362)	$(22,370,447)

Net loss per common share — basic and diluted	$(1.00)	$(0.57)	$(2.41)	$(1.66)

Weighted average shares outstanding — basic and diluted	13,948,162	13,752,829	13,924,182	13,467,540

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(13,964,316)	$(7,844,083)	$(33,491,362)	$(22,370,447)
Foreign currency translation adjustments	(260,688)	261,075	(169,243)	198,337
Unrealized gain (loss) on investments	3,155	76,209	(22,152)	31,085

Comprehensive loss	$(14,221,849)	$(7,506,799)	$(33,682,757)	$(22,141,025)

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Shares		Paid-In	Accumulated	Comprehensive
	Issued	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2010	13,878,686	$13,879	$302,533,344	$(127,268,545)	$(7,514,324)	$167,764,354
Issuance of common stock pursuant to share-based awards	174,840	175	658,548	—	—	658,723
Share-based compensation	—	—	9,994,589	—	—	9,994,589
Net loss	—	—	—	(33,491,362)	—	(33,491,362)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(169,243)	(169,243)
Unrealized loss on investments	—	—	—	—	(22,152)	(22,152)

Balance, September 30, 2011	14,053,526	$14,054	$313,186,481	$(160,759,907)	$(7,705,719)	$144,734,909

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,491,362)	$(22,370,447)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	1,674,954	958,143
Amortization of intangible assets	99,228	73,339
Share-based compensation expense	9,994,589	8,561,918
Amortization of premium on investments	679,830	330,506
Amortization of discount on convertible senior notes	3,955,412	—
Amortization of deferred financing costs	212,078	—
Other	221,611	400,000
Change in operating assets and liabilities:
Accounts receivable	7,396,932	2,763,282
Inventories, net	(14,019,547)	(8,348,090)
Prepaid expenses and other current assets	(2,533,284)	(595,181)
Accounts payable	678,903	21,787
Accrued interest on convertible senior notes	1,257,812	—
Accrued expenses and other current liabilities	2,982,620	3,318,705
Other long-term liabilities	1,947,012	—

Net cash used in operating activities	(18,943,212)	(14,886,038)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(120,658,082)	(25,802,150)
Maturities of investments	55,000,000	—
Additions to property, plant and equipment, net	(8,528,989)	(4,053,433)
Additions to patents	(409,227)	(366,958)

Net cash used in investing activities	(74,596,298)	(30,222,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	62,760,450
Payment of common stock issuance costs	(600)	(4,359,934)
Proceeds from exercise of stock options	658,723	3,266,679

Net cash provided by financing activities	658,123	61,667,195

Effect of exchange rate changes on cash and cash equivalents	(142,621)	104,978

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(93,024,008)	16,663,594

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	192,148,312	50,834,714

CASH AND CASH EQUIVALENTS — END OF PERIOD	$99,124,304	$67,498,308

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Basis of Presentation
HeartWare International, Inc., referred to in these notes collectively with its subsidiaries HeartWare Pty. Limited, HeartWare, Inc., HeartWare (UK) Limited, HeartWare GmbH and HeartWare France SAS as “we,” “our,” “HeartWare” or the “Company,” is a medical device company that develops and manufactures small implantable heart pumps, or ventricular assist devices, used in the treatment of advanced heart failure.
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from our audited financial statements. The condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and cash flows for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2011.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.
Note 2. Liquidity
At September 30, 2011, we had approximately $189.4 million of cash, cash equivalents and investments. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through September 30, 2011. At September 30, 2011, we had an accumulated deficit of approximately $160.8 million.
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
For the remainder of 2011, our cash, cash equivalents and investments are expected to primarily be used to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, continuing our ENDURANCE clinical trial for destination therapy, enrolling additional patients in our ADVANCE trial under a Continued Access Protocol (“CAP”), preparing for the launch of the HeartWare System in the United States, continued product development, regulatory and other compliance functions, including costs related to our Pre-Market Approval application, as well as for general working capital. We believe our cash, cash equivalent and investment balances are sufficient to support our planned operations through 2012.

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
Cash and Cash Equivalents
Cash and cash equivalents are recorded on our condensed consolidated balance sheets at cost, which approximates fair value. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.
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
Receivables
Accounts receivable consists of amounts due from the sale of our HeartWare® Ventricular Assist System (the “HeartWare System”) to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but do not require collateral or any other security to support credit sales. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. At September 30, 2011, no customer had an accounts receivable balance greater than 10% of our total accounts receivable. At December 31, 2010, one customer had an accounts receivable balance representing approximately 13% of our total accounts receivable.
We maintain allowances for doubtful accounts for estimated losses that may result from an inability to collect payments owed to us for product sales. We regularly review the allowance by considering factors such as historical experience, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Account balances are charged off against the allowance after appropriate collection efforts are exhausted and we feel it is probable that the receivable will not be recovered.

The following table summarizes the change in our allowance for doubtful accounts for the nine months ended September 30, 2011 and 2010:

	Nine months ended
	September 30,
	2011	2010
Beginning balance	$600,000	$—
Additions (bad debt expense)	300,000	400,000
Deductions (charge-offs)	(573,392)	—

Ending balance	$326,608	$400,000

As of September 30, 2011 and December 31, 2010, we did not have an allowance for returns.
Inventories, net
Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. Work-in-process and finished goods include direct and indirect labor and manufacturing overhead. Finished goods include product which is ready-for-use and which is held by us or by our customers on a consignment basis.
We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Obsolescence may occur due to product expiring or product improvements rendering previous versions obsolete. In May 2011, we began shipping a sintered version of the HeartWare System on a global basis. Sintering is a process whereby minute beads are adhered to a titanium surface commonly used in medical devices to facilitate tissue adhesion. The extent to which this product enhancement will cause obsolescence of existing non-sintered inventory is difficult to determine at this time as the rate of customer acceptance is dependent on many factors and our ability to provide sintered product commercially in the U.S. is subject to FDA approval. As of September 30, 2011, we had $2.1 million of non-sintered inventory on hand and this product continues to be implanted at select customer sites. However, a write-down of all or a portion of this inventory as obsolete could have a material impact on our results of operations.
Deferred Financing Costs
Costs incurred in connection with the issuance of our convertible senior notes in December 2010 have been allocated between the liability component and the equity component as further discussed in Note 11. The liability component of the issuance costs incurred was capitalized and is included in deferred financing costs, net on our condensed consolidated balance sheets. These costs are being amortized using the effective interest method through December 15, 2017, the maturity date of the notes, and such amortization expense is reflected in interest expense on our condensed consolidated statements of operations. The amount of amortization for the three and nine months ended September 30, 2011 was approximately $73,000 and $212,000, respectively.
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
The amount of the liability recorded is equal to the estimated costs to repair or otherwise satisfy claims made by customers. Accrued warranty expense is included as a component of accrued expenses and other current liabilities on our condensed consolidated balance sheets.

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenues and are not included in the product warranty liability. No such costs were incurred in the nine months ended September 30, 2011 and approximately $411,000 was incurred in the nine months ended September 30, 2010.
The following table summarizes the change in our warranty liability for the nine months ended September 30, 2011 and 2010:

	Nine months ended
	September 30,
	2011	2010
Beginning balance	$290,891	$99,169
Accrual for (reversal of) warranty expense	(20,491)	229,422
Warranty costs incurred during the period	(34,171)	(97,961)

Ending balance	$236,229	$230,630

Leases
We lease all of our administrative and manufacturing facilities. We recognize rent expense on a straight-line basis over the terms of our leases. Any scheduled rent increases, rent holidays and other related incentives are recognized on a straight-line basis over the terms of the leases. The difference between the cash rental payments and the straight-line recognition of rent expense over the terms of the leases results in a deferred rent asset or liability. As of September 30, 2011, the long-term portion of our deferred rent liability of approximately $1.9 million is included in other long-term liabilities on our condensed consolidated balance sheets.
Fair Value Measurements
The carrying amounts reported on our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of September 30, 2011 and December 31, 2010 and are carried at fair value. See Note 6, “Fair Value Measurements” and Note 11, “Debt” for more information.
Vendor Concentration
For the three and nine months ended September 30, 2011, we purchased approximately 53% and 54%, respectively, of our inventory components and supplies from two vendors. For the three and nine months ended September 30, 2010, we purchased approximately 53% and 52%, respectively, of our inventory components and supplies from the same two vendors. In addition, one of these vendors supplies consulting services and material used in research and development activities. As of September 30, 2011 and 2010, the amounts due to these vendors totaled approximately $860,000 and $1.8 million, respectively.
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

Concentration of credit risk with respect to our trade accounts receivable from our customers is primarily limited to hospitals, health research institutions and medical device distributors. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. We have an allowance for doubtful accounts of approximately $327,000 at September 30, 2011.
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
Note 4. Investments
We have cash investment policies that limit investments to investment grade securities. At September 30, 2011 and December 31, 2010, all of our investments were classified as available-for-sale and carried at fair value. Our investments in corporate debt are guaranteed by the FDIC or foreign governments. At September 30, 2011, all of our investments had maturity dates of less than twenty-four months.

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:
At September 30, 2011

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value

Short-term investments:
U.S. government agency debt	$25,185,201	$3,384	$(5,924)	$25,182,661
Corporate debt	15,094,437	14,770	—	15,109,207
Certificates of deposit	50,000,000	—	—	50,000,000

Total short-term investments	$90,279,638	$18,154	$(5,924)	$90,291,868

At December 31, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value

Short-term investments:
Corporate debt	$21,294,673	$35,437	$—	$21,330,110

Total short-term investments	$21,294,673	$35,437	$—	$21,330,110

Long-term investments:
U.S. government agency debt	$4,006,714	$—	$(1,055)	$4,005,659

Total long-term investments	$4,006,714	$—	$(1,055)	$4,005,659

For the three and nine months ended September 30, 2011 and 2010 we did not have any realized gains or losses on our investments.
Note 5. Foreign Exchange Instruments
During the quarter ended June 30, 2011, we entered into a foreign currency forward-exchange contract in an effort to minimize the risk of future fluctuations in the exchange rate between Australian dollars and Japanese Yen. The foreign currency forward-exchange contract was directly related to an asset purchase commitment by our Australian subsidiary. We do not utilize derivative financial instruments for speculative or trading purposes.
As of September 30, 2011, the forward contract to sell Australian dollars to Japanese Yen had a notional value of AU$858,000 and an exchange rate of one Australian dollar to 83.35 Japanese Yen. As of September 30, 2011, the fair value of the forward contact was approximately $101,000, which is included in prepaid expenses and other current assets on our condensed consolidated balance sheet. During the three and nine months ended September 30, 2011, the change in the fair value of this forward exchange contract resulted in a gain of approximately $121,000 and $106,000, respectively, which is included in other, net on our condensed consolidated statements of operations.
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

At September 30, 2011
	Carrying		Fair	Fair Value Measurements at the Reporting Date Using
	Value		Value	Level 1	Level 2	Level 3
Assets
Short-term investments	$90,291,868		$90,291,868	$—	$90,291,868	$—
Foreign exchange instrument	101,250		101,250	—	101,250	—

Liabilities
Convertible senior notes	92,876,969	(1)	141,899,938	—	141,899,938	—

At December 31, 2010
	Carrying		Fair	Fair Value Measurements at the Reporting Date Using
	Value		Value	Level 1	Level 2	Level 3
Assets
Short-term investments	$21,330,110		$21,330,110	$—	21,330,110	$—
Long-term investments	4,005,659		4,005,659	—	4,005,659	—

Liabilities
Convertible senior notes	88,921,557	(1)	160,693,813	—	160,693,813	—

(1)	The carrying amount of our convertible senior notes is net of unamortized discount. See Note 11, “Debt” for more information.
The fair value of our investments was determined using quoted prices for the instruments in markets that are not considered active. The fair value of our foreign exchange instrument was determined using observable market data such as pricing for similar instruments or recently executed transactions. The fair value of our convertible senior notes was determined using observable market data (including trade data) and is presented for disclosure purposes only.
Note 7. Inventories, Net
Components of inventories, net are as follows:

	September 30,	December 31,
	2011	2010

Raw material	$7,671,988	$4,279,170
Work-in-process	6,344,944	2,708,840
Finished goods	14,556,303	8,088,580

	$28,573,235	$15,076,590

Finished goods inventories includes inventory held on consignment at customer sites of $4.7 million at September 30, 2011 and December 31, 2010.
Note 8. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2011	2010
Machinery and equipment	1.5 to 7 years	$13,595,449	$8,966,747
Leasehold improvements	3 to 7 years	3,455,520	282,483
Office equipment, furniture and fixtures	5 to 7 years	944,084	450,849
Purchased software	5 to 7 years	2,412,181	1,741,132

		20,407,234	11,441,211
Less: accumulated depreciation		(5,579,709)	(3,957,189)

		$14,827,525	$7,484,022

Note 9. Other Intangible Assets, Net
The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization are as follows:

		September 30, 2011		December 31, 2010
	Weighted Average Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortizable Intangible Assets	(Years)	Amount	Amortization	Amount	Amortization
Patents	15	$2,270,910	$(365,456)	$1,861,684	$(266,228)
Amortization expense for the three months ended September 30, 2011 and 2010 was approximately $35,000 and $25,000, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was approximately $99,000 and $73,000, respectively.
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2011	2010
Accrued payroll and other employee costs	$5,413,767	$4,152,833
Accrued material purchases	1,559,812	255,679
Accrued interest payable on convertible senior notes	1,467,448	209,635
Accrued research and development costs	800,762	671,928
Accrued professional fees	800,261	577,237
Accrued VAT	566,121	647,525
Other accrued expenses	629,545	486,513

	$11,237,716	$7,001,350

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $3.2 million and $3.1 million at September 30, 2011 and December 31, 2010, respectively.

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
In accordance with ASC 470-20, Debt, which applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, we recorded the long-term debt and equity components on our Convertible Notes separately on the issuance date. The amount recorded for long-term debt was determined by measuring the fair value of a similar liability that does not have an associated equity component. The measurement of fair value required the Company to make estimates and assumptions to determine the present value of the cash flows of the Convertible Notes, absent the conversion feature. This treatment increased interest expense associated with our Convertible Notes by adding a non-cash component to interest expense in the form of amortization debt discount, calculated based on the difference between the 3.5% cash coupon rate and the effective interest rate on debt borrowing of approximately 12.5%. The discount is being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and is included in interest expense on our condensed consolidated statements of operations. Additionally, we allocated the costs related to issuance of the Convertible Notes on the same percentage as the long-term debt and equity components, such that a portion of the costs is allocated to the long-term debt component and the equity component included in additional paid-in capital. The portion of the costs allocated to the long-term debt component is presented as deferred financing costs, net on our condensed consolidated balance sheets. These deferred financing costs are also being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and such amortization is included in interest expense on our condensed consolidated statements of operations
The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following:

	September 30,	December 31,
	2011	2010
Principal amount	$143,750,000	$143,750,000
Unamortized discount	(50,873,031)	(54,828,443)

Net carrying amount	$92,876,969	$88,921,557

Equity component	$55,037,913	$55,037,913

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on September 30, 2011 of $64.41, was approximately $92.6 million.
Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the three and nine months ended September 30, 2011, interest expense related to the Convertible Notes was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2011
Stated amount at 3.5% coupon rate	$1,257,813	$3,773,438
Amortization of discount	1,358,259	3,955,412
Amortization of deferred financing costs	72,826	212,078

	$2,688,898	$7,940,928

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
In the nine months ended September 30, 2011, we issued an aggregate of 20,364 shares of our common stock upon the exercise of stock options and an aggregate of 154,476 shares of our common stock upon the vesting of restricted stock units.
Note 13. Share-Based Compensation
We recognize share-based compensation expense for the portion of awards that are ultimately expected to vest using an accelerated accrual method over the vesting period from the date of grant. We estimate forfeitures at the time of grant. We have applied a forfeiture rate of approximately 12.5% to all unvested share-based awards as of September 30, 2011, which represents the portion that we expect will be forfeited over the vesting period. We reevaluate this estimated rate periodically and adjust the forfeiture rate as necessary. Vesting of share-based awards issued with performance-based vesting criteria must be “probable” before we begin recording share-based compensation expense. At each reporting period, we review the likelihood that these awards will vest and if the vesting is deemed probable, we begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.

We allocate share-based compensation expense to cost of revenues, selling, general and administrative expense and research and development expense based on the award holders’ employment function. For the three and nine months ended September 30, 2011 and 2010, we recorded share-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues	$546,088	$257,536	$1,664,950	$733,456
Selling, general and administrative	1,992,988	1,768,618	5,646,423	6,248,595
Research and development	1,018,700	536,802	2,683,216	1,579,867

	$3,557,776	$2,562,956	$9,994,589	$8,561,918

No deferred tax benefits were attributed to our share-based compensation expense recorded in the accompanying condensed consolidated financial statements because we are in a net operating loss position and a full valuation allowance is maintained for all net deferred tax assets. We receive a tax deduction for certain stock option exercises during the period the options are exercised, and for the vesting of restricted stock units during the period the restricted stock units vest. For stock options, the amount of the tax deduction is generally equal to the excess of the fair market value of our shares of common stock over the exercise price of the stock options at the date of exercise. For restricted stock units, the amount of the tax deduction is generally equal to the fair market value of our shares of common stock at the vesting date. Excess tax benefits are not included in the accompanying condensed consolidated financial statements because we are in a net operating loss position and a full valuation allowance is maintained for all net deferred tax assets.
Equity Plans
We have issued share-based awards to employees, non-executive directors and outside consultants through various approved plans and outside of any formal plan. New shares are issued upon the exercise of share-based awards.
On August 5, 2008, we adopted the HeartWare International, Inc. 2008 Stock Incentive Plan (“2008 SIP”). The 2008 SIP allows for the issuance of share-based awards to employees, directors and consultants. We have issued options and restricted stock units (“RSU’s”) to employees and directors under the 2008 SIP. The plan allows for the issuance of share-based awards representing up to 13% of the prior fiscal year’s weighted average shares outstanding, less share-based awards outstanding under our other equity plans. At September 30, 2011, there were approximately 605,000 shares available for future awards under the 2008 SIP.
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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions established at that time. The following table includes the assumptions used for options issued in the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Expected volatility	58.00%	60.26%	58.23%	60.94%
Risk-free interest rate	1.40%	2.05%	1.97%	2.71%
Estimated holding period (years)	6.25	6.25	6.25	6.25
Information related to options granted under all of our plans at September 30, 2011 and activity in the nine months then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2010	404,366	$32.87
Granted	18,250	74.53
Exercised	(20,364)	32.35
Forfeited	(8,991)	37.26
Expired	—	—

Outstanding at September 30, 2011	393,261	$33.80	6.09	$12,039,434

Exercisable at September 30, 2011	276,625	$32.43	5.45	$8,846,795

The aggregate intrinsic values at September 30, 2011 noted in the table above represent the closing price of our common stock traded on NASDAQ, less the weighted average exercise price at period end multiplied by the number of options outstanding or exercisable.
At September 30, 2011, 34,283 of the 116,636 options outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.
The weighted average grant date fair value per share of options issued in the nine months ended September 30, 2011 and 2010 was $41.92 and $28.62 per share, respectively.
The total intrinsic value of options exercised in the nine months ended September 30, 2011 was approximately $1.1 million. Cash received from options exercised in the nine months ended September 30, 2011 was approximately $659,000. The total intrinsic value of options exercised in the nine months ended September 30, 2010 was approximately $3.5 million. Cash received from options exercised in the nine months ended September 30, 2010 was approximately $3.3 million.
At September 30, 2011, there was approximately $1.3 million of unrecognized compensation cost related to non-vested option awards, including performance-based options not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.3 years.

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
Information related to RSU’s at September 30, 2011 and activity in the nine months then ended is as follows:

		Weighted
		Average
		Remaining
		Contractual
	Number of	Life	Aggregate
	Units	(Years)	Intrinsic Value
Outstanding at December 31, 2010	544,865
Granted	75,450
Vested/Exercised	(154,476)
Forfeited	(18,905)
Expired	—

Outstanding at September 30, 2011	446,934	1.53	$28,787,019

Exercisable at September 30, 2011	—	—	$—

The aggregate intrinsic value at September 30, 2011 noted in the table above represents the closing price of our common stock traded on NASDAQ, multiplied by the number of RSU’s outstanding.
At September 30, 2011, 56,257 of the 446,934 RSU’s outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.
The total intrinsic value of RSU’s vested in the nine months ended September 30, 2011 and 2010 was approximately $9.6 million and $11.6 million, respectively.
The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSU’s granted in the nine months ended September 30, 2011 and 2010 was $76.64 and $55.99, respectively.
At September 30, 2011, we had approximately $13.8 million of unrecognized compensation cost related to non-vested RSU awards, including awards not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.4 years.
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

	Three and Nine Months Ended
	September 30,
	2011	2010
Common shares issuable upon:
Conversion of convertible senior notes	1,767,923	—
Exercise of share-based awards	840,195	786,235

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
Product sales by geographic location are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
United States	$7,606	$3,880	$19,795	$8,427
Germany	8,569	6,415	22,281	17,254
International, excluding Germany	5,165	3,522	17,628	8,596

	$21,340	$13,817	$59,704	$34,277

For the three and nine months ended September 30, 2011, no customers individually accounted for more than 10% of product sales in the respective periods. For the three and nine months ended September 30, 2010, one customer accounted for approximately 18% of product sales in both periods. As the majority of our revenue is generated outside of the U.S., we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the U.S.
The percentage of our revenue generated in the U.S. has increased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 primarily due to enrollment in our ENDURANCE destination therapy trial which commenced in August 2010 and has continued in 2011.
Note 16. Commitments and Contingencies
At September 30, 2011, we had purchase order commitments of approximately $27.9 million related to product costs and property, plant and equipment purchases. Many of our materials and supplies require long lead times and as such purchase order commitments reflect materials that may be received up to one year from the date of order.
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
On June 27, 2011, HeartWare International, Inc. and HeartWare, Inc., along with HeartWare’s directors, certain officers and a significant stockholder, were named as defendants in a putative class action lawsuit filed in Massachusetts state court by two other Series A Preferred Stockholders on behalf of all holders of Series A Preferred Stock. The complaint alleges that the defendants breached their fiduciary and contractual obligations to Series A Preferred Stockholders by preventing them from receiving a payment of the liquidation preference in connection with certain corporate transactions, including a transaction in 2005 in which HeartWare, Inc. was acquired by HeartWare Limited, a subsidiary of HeartWare International, Inc. The plaintiffs seek monetary damages, interest, costs and limited equitable relief. We do not believe HeartWare International, Inc., HeartWare, Inc. or any of our directors, officers or stockholders have abrogated the rights, or in any way failed to satisfy obligations owed to, any of our stockholders, including holders of Series A Preferred Stock. On September 12, 2011, the defendants served on plaintiffs a motion to dismiss the complaint with prejudice.
In accordance with ASC 450, Contingencies, we accrue loss contingencies including costs of settlement, damages and defense related to litigation to the extent they are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of September 30, 2011 we have not accrued any amounts related to the above litigation.
Note 17. Subsequent Events
We have evaluated events and transactions that occurred subsequent to September 30, 2011 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements.
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
Overview
HeartWare develops and manufactures miniaturized implantable heart pumps, or ventricular assist devices, to treat patients suffering from advanced heart failure.
The HeartWare® Ventricular Assist System (the “HeartWare System”), which includes a left ventricular assist device (“LVAD”), or blood pump, patient accessories and surgical tools, is designed to provide circulatory support for patients in the advanced stage of heart failure. The core of the HeartWare System is a proprietary continuous flow blood pump, the HVAD® Pump, which is a full-output device capable of pumping up to 10 liters of blood per minute. The HeartWare System is designed to be implanted adjacent to the heart, avoiding the abdominal surgery generally required to implant similar devices.
In 2009, we received CE Marking for the HeartWare System in the European Union allowing for commercial sale and distribution of our device. In the U.S., the device is the subject of clinical trials for two indications: bridge-to-transplant and destination therapy. Our device is also available in other countries around the world under special access programs.
Recent key milestones in the development and commercialization of the HeartWare System include the following:
•	Submission of a Pre-Market Approval application for our HeartWare System based on data generated in our ADVANCE bridge-to-transplant clinical trial, subsequent acceptance by the FDA of the application for filing and response to the FDA regarding review questions;
•	Being named to the REVIVE-IT study, a study to be completed by the Universities of Michigan and Pittsburgh on the benefits of LVAD’s in patients with earlier access to the device;
•	Approval of the HeartWare System by the Therapeutic Goods Administration (TGA) in Australia for listing on the Australian Register of Therapeutic Goods;
•	Approval by the U.S. FDA for use in our clinical trials and notification of acceptance by the British Standards Institution of a sintered inflow tube;
•	Reimbursement approval in France and Belgium of the HeartWare System; and
•	Presentation at the 25th European Association for Cardio-Thoracic Surgery of clinical data from our ADVANCE bridge-to-transplant clinical trial and the Continued Access Protocol (CAP). The updated data for 241 patients enrolled in either the pivotal trial ADVANCE or CAP demonstrated a 180-day survival of 93 percent.
Beyond the HeartWare System, we are also evaluating our next generation device, the MVAD® Pump. The MVAD Pump is a development-stage miniature ventricular assist device, approximately one-third the size of the HVAD Pump. The MVAD Pump is based on the same proprietary impeller suspension technology used in the HVAD Pump, with its single moving part held in place through a combination of passive-magnetic and hydrodynamic forces. Like the HVAD Pump, the MVAD Pump is designed to support the heart’s full cardiac output, yet also has the capability for partial support. On September 9, 2011, pre-clinical data was presented at the 19th Congress of the International Society for Rotary Blood Pumps (ISRBP), which demonstrated that the MVAD Pump attained the objectives for system performance, hemocompatability and biocompatibility in Good Laboratory Practice (“GLP”) animal studies, a precursor to human clinical trials. We are currently preparing to commence human clinical studies in 2012. The MVAD Pump is designed to be implantable by surgical techniques that are even less invasive than those required to implant the HVAD Pump.

We began generating revenue from our products in August 2008 and have incurred net losses in each year since our inception. We expect our losses to continue as we advance and expand our clinical trial activities in the U.S., continue to develop commercial markets outside of the U.S., and expand our research and development into next generation products including the MVAD Pump.
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
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on February 24, 2011. During the nine months ended September 30, 2011, there were no significant changes to any of our significant accounting policies. We have included and expanded the disclosures for certain of our significant accounting policies as disclosed in Note 3 to the accompanying condensed consolidated financial statements.
Our most critical accounting policies and estimates include: revenue recognition, inventory capitalization, accounting for share-based compensation, measurement of fair value, income taxes and reserves. We also have other key accounting policies that are less subjective and, therefore, their application is less subject to variations and would not have a material impact on our reported results of operations. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.

Results of Operations
Three and nine months ended September 30, 2011 and 2010
Revenues, net
In the three and nine months ended September 30, 2011 and 2010, we generated revenue from commercial sales outside of the U.S. and sales in connection with our clinical trials in the U.S. The increase in revenue from the comparable periods in 2010, is due to increased implants in the U.S., as we have two clinical studies on-going as compared to one in 2010, and increased market penetration outside of the U.S.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Revenues, net	$21,340	$13,817	54%	$59,704	$34,277	74%
For the three months ended September 30, 2011, approximately 64% of our product sales were derived from commercial sales outside of the United States, predominantly in Europe, compared to approximately 72% for the three months ended September 30, 2010.
For the nine months ended September 30, 2011, approximately 67% of our product sales were derived from commercial sales outside of the United States, predominantly in Europe, compared to approximately 75% for the nine months ended September 30, 2010.
We operate in multiple currencies outside of the U.S., with the majority of our international revenue denominated in Euro. During the three and nine months ended September 30, 2011, our net international revenue increased $3.8 million, or 38%, and $14.1 million, or 54%, respectively, as compared to the same periods in the prior year. The change in exchange rates for all foreign currencies for the three and nine months ended accounted for approximately $1.1 million and $2.5 million of the increase in each period.
We expect to continue to generate and grow commercial revenue from product sales as we further expand our sales and marketing efforts outside of the United States and continue enrollment of our destination therapy clinical trial, ENDURANCE, in the U.S. Notwithstanding our plans to generally expand our U.S. clinical programs, revenues from U.S. sources in connection with our trials may vary from quarter to quarter as the recruitment of qualified patients that meet protocol criteria fluctuate and additional CAP cohorts are subject to FDA approval.
Future product sales are dependent on many factors, including receiving and maintaining the necessary regulatory approvals in the U.S. and internationally, perception of product performance and market acceptance among physicians, patients, health care payers and the medical community as well as our capacity to meet customer demand by manufacturing sufficient quantities of our products.
Cost of Revenues
Cost of revenues includes costs associated with manufacturing our product and consists of direct materials, labor and overheard expenses allocated to the manufacturing process. Cost of revenues totaled approximately $7.9 million and $6.0 million in the three months ended September 30, 2011 and 2010, respectively. Cost of revenues totaled approximately $23.4 million and $16.0 million in the nine months ended September 30, 2011 and 2010, respectively.
Gross profit and gross margin percentage are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Gross profit	$13,456	$7,814	$36,311	$18,301
Gross margin %	63.1%	56.6%	60.8%	53.4%

Gross margin percentage for the three and nine months ended September 30, 2011 increased compared to the same periods in 2010 as a result of lower per unit costs in 2011 primarily due to increased production volume and improved efficiencies in our manufacturing processes.
Selling, General and Administrative
Selling, general and administrative expenses include costs associated with selling and marketing our products and the general corporate administration of the Company. These costs are primarily related to salaries and wages and related employee costs, travel, external consultants and contractors, legal and accounting fees and general infrastructure costs, and include all operating costs not associated with or otherwise classified as research and development costs or cost of revenues.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Total selling, general and administrative	$10,833	$6,994	55%	$29,389	$19,238	53%
The increase of $3.8 million for the three months ended September 30, 2011 as compared to three months ended September 30, 2010 was primarily a result of an increase in employee costs, including salaries and wages and related costs, of approximately $1.6 million, primarily due to increased headcount to build our global sales and marketing and administrative functions to support expected future growth. We also experienced increases in office expenses of $659,000, legal costs of $485,000, travel expenses of $404,000 and non-cash share-based compensation expense of $224,000.
The increase of $10.2 million for the nine months ended September 30, 2011 was primarily a result of an increase in employee costs, including salaries and wages and related costs, of approximately $4.3 million, primarily due to increased headcount. We also experienced increases in office expenses of $1.7 million, travel expenses of $1.5 million, marketing expenses of $1.1 million and legal costs of $1.0 million. These increases were partially offset by a decrease in non-cash share-based compensation expense of approximately $602,000.
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
Research and Development
Research and development expenses are the direct and indirect costs associated with developing our products prior to commercialization and are expensed as incurred. These expenses fluctuate based on project level activity and consist primarily of salaries and wages and related employee costs of our research and development, clinical and regulatory staff, external research and development costs, and materials and expenses associated with clinical trials. Additional costs include travel, facilities and overhead allocations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Total research and development expenses	$12,705	$9,313	36%	$32,285	$21,580	50%

The increase of $3.4 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to an aggregate increase in costs associated with development projects, including the costs of supplies and components, animal studies, consultants and contractors, of $1.7 million, primarily related to MVAD system development. We also experienced an increase in clinical trial costs of $766,000, primarily due to our ENDURANCE clinical trial for destination therapy, an increase in employee costs, including salaries and wages and related costs, of approximately $1.1 million and an increase in non-cash share-based compensation of $482,000. These increases were partially offset by a decrease in outside engineering costs associated with our development projects of $949,000.
The increase of $10.7 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to an increase in costs associated with development projects, including consumables, animal studies, outside engineering, consultants and contractors, of $5.0 million, primarily related to MVAD development. We also experienced an increase in employee costs, including salaries and wages and related costs, of approximately $2.6 million and an increase in share-based compensation of $1.1 million. Costs associated with our U.S. clinical trials increased by $1.0 million.
Even with commercial approval of the HeartWare System in Europe, we expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future related to clinical trials in the U.S. and new product development, including costs related to the development of the MVAD system.
Foreign Exchange
We generate a substantial portion of our revenues and collect receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against the Euro, British Pound and Australian dollar can result in foreign currency exchange gains and losses that may significantly impact our financial results. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. As discussed in Note 5, we entered into a foreign currency forward-exchange contract related to an asset purchase commitment by our Australian subsidiary. The purchase is denominated in a currency in which we do not normally transact business. Notwithstanding this foreign currency forward-exchange contract, we do not currently utilize foreign currency contracts to mitigate foreign exchange gains and losses.
In the three and nine months ended September 30, 2011, our net foreign exchange losses totaled approximately $1.4 million and $707,000, respectively. In the three months ended September 30, 2010, our net foreign exchange gains totaled approximately $514,000, while in the nine months ended September 30, 2010, our net foreign exchange losses totaled approximately $259,000. In 2011 and 2010, the majority of our realized and unrealized foreign exchange gains and losses were experienced upon the collection of certain accounts receivable that were denominated in foreign currencies, and the translation to U.S. dollars of customer accounts receivable denominated in foreign currencies at period end, primarily the Euro. We expect to continue realizing foreign exchange gains and losses for the foreseeable future as the majority of our sales denominated in foreign currencies are settled in Euros.
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
Interest expense was approximately $2.69 million in the three months ended September 30, 2011. Interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate was approximately $1.26 million and non-cash amortization of the discount and deferred financing costs totaled approximately $1.43 million.

Interest expense was approximately $7.94 million in the nine months ended September 30, 2011. Interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate was approximately $3.77 million and non-cash amortization of the discount and deferred financing costs totaled approximately $4.17 million.
Investment Income, net
Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $118,000 and $413,000 in the three and nine months ended September 30, 2011, respectively, compared to $134,000 and $407,000 in the same periods in the prior year. While we have had greater cash and investments balances during 2011 as a result of the issuance of our convertible senior notes in December 2010, we have experienced lower interest rates in 2011 compared to 2010.
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
As of September 30, 2011, we did not have revenues or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely whether to record a deferred tax asset as we further expand the commercialization of our products.
Liquidity and Capital Resources
As of September 30, 2011, our cash and cash equivalents were approximately $99.1 million as compared to $192.1 million at December 31, 2010. The decrease is primarily a result of cash used to support our operating and investing activities and the purchase of short-term investments, partially offset by cash proceeds from the exercise of stock options.
Following is a summary of our cash flow activities:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash used in operating activities	$(18,943)	$(14,886)
Net cash used in investing activities	(74,596)	(30,222)
Net cash provided by financing activities	658	61,667
Effect of exchange rate changes on cash and cash equivalents	(143)	105

Net (decrease) increase in cash and cash equivalents	$(93,024)	$16,664

Cash Used in Operating Activities
For the nine months ended September 30, 2011, cash used in operating activities included a net loss of approximately $33.5 million and non-cash adjustments to net loss totaling approximately $16.8 million, which primarily consisted of $10.0 million of share-based compensation, $4.0 million for the amortization of the discount on our convertible notes and $1.8 million of depreciation and amortization on long-lived assets. Also included in cash used in operating activities in the nine months ended September 30, 2011 is approximately $14.0 million for the purchase and manufacture of inventories and $2.5 million for prepaid expenses. These amounts were partially offset by net collections of trade accounts receivable of $7.4 million, an increase in accrued expenses of $3.0 million, an increase in deferred rent of $1.9 million and an increase in trade accounts payable of $679,000.

For the nine months ended September 30, 2010, cash used in operating activities included a net loss of approximately $22.4 million, non-cash adjustments to net loss of approximately $10.3 million and changes in assets and liabilities of $2.8 million. Non-cash adjustments primarily consisted of share-based compensation of approximately $8.6 million and $1.0 million of depreciation and amortization on long-lived assets. Changes in assets and liabilities included a use of cash of approximately $8.3 million for the purchase and manufacture of inventories partially offset by $2.8 million in net accounts receivable collections.
Cash Used in Investing Activities
In the nine months ended September 30, 2011, net cash used for the purchase (net of maturities in 2011) of available-for sale securities was $65.7 million compared to $25.8 million in the nine months ended September 30, 2010. Other investing activities in the nine months ended September 30, 2011 and 2010 used cash of approximately $8.9 million and $4.4 million, respectively. These amounts were expended to acquire property, plant and equipment and for capitalized patent costs.
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
The exercise of stock options in the nine months ended September 30, 2011 and 2010 resulted in cash proceeds of approximately $659,000 and $3.3 million, respectively.
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
We expect to experience increased cash requirements for inventory and property related to the expansion of our manufacturing capabilities, including the build-out of our new manufacturing facility located in Miami Lakes, Florida, to support continued growth.

Our convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The $2.5 million interest payment that was due on June 15, 2011 was paid on a timely basis. Based on the outstanding principal amount of our convertible senior notes at September 30, 2011, the semi-annual interest payment due on December 15, 2011 will be approximately $2.5 million. This amount is expected to be paid from cash on hand.
We believe cash on hand and investment balances as of September 30, 2011 are sufficient to support our planned operations throughout the remainder of 2011 and 2012.
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
Other than the financial commitment discussed above, in the nine months ended September 30, 2011, there were no material changes to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K filed with the SEC on February 24, 2011, outside the ordinary course of business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.
Interest Rate Risk
Our exposure to interest rate risk is currently confined to interest earnings on our cash and cash equivalents that are invested in highly liquid money market funds, short-term time deposits, short-term bank notes and short-term commercial paper. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to generate reasonable income from our investments without assuming significant risk. We do not presently use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.
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
We generate a significant portion of our revenues and collect receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against major foreign currencies, including the Euro, British Pound and Australian dollar, can result in foreign currency exchange gains and losses that may significantly impact our financial results. These foreign currency transaction gains and losses are presented as a separate line item on our condensed consolidated statements of operations. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. We do not currently utilize foreign currency contracts to mitigate the gains and losses generated by the remeasurement of non-functional currency assets and liabilities but do hold cash reserves in currencies in which those reserves are anticipated to be expended.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Note 16, “Commitments and Contingencies” in the accompanying condensed consolidated financial statements.

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
We raised approximately $58.5 million in the offering, after deducting underwriting discounts and commissions of $3.8 million and other estimated offering costs of $470,000. No payments were made by us to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. Through September 30, 2011, we have used approximately $56.8 million of the net proceeds of the offering, including approximately $20.1 million for the purchase and manufacture of inventories, approximately $24.0 million for general working capital and approximately $12.7 million for purchases of property, plant and equipment.

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

HEARTWARE INTERNATIONAL, INC.

Date: November 3, 2011	/s/ Douglas Godshall Douglas Godshall
Chief Executive Officer

Date: November 3, 2011	/s/ David McIntyre David McIntyre
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Date: November 3, 2011	/s/ Lauren Farrell Lauren Farrell
Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002