Form 10-Q
period 2012-03-31
HeartWare International, Inc.
filed 2012-05-10
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 30, 2012
Common Stock, $0.001 Par Value Per Share	14,138,901

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

Trademarks

HEARTWARE® , HVAD®, MVAD®, KRITON® and various company logos are the trademarks of the Company in the United States, Europe, Australia and other countries. All other trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

•	our expectations with respect to the integrity or capabilities of our intellectual property position;

•	our ability and plans to commercialize our existing products;

•	our ability and plans to develop and commercialize new products and the expected features and functionalities and possible benefits of these products; and

•	our estimates regarding our capital requirements and financial performance, including profitability fluctuation.

Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on our forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 27, 2012, and those described from time to time in our other filings with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,396	$71,257
Short-term investments, net	70,059	91,925
Accounts receivable, net	18,601	14,953
Inventories, net	35,061	32,005
Prepaid expenses and other current assets	4,802	4,507

Total current assets	202,919	214,647
Property, plant and equipment, net	18,896	18,325
Other intangible assets, net	2,039	2,014
Deferred financing costs, net	2,575	2,653
Other assets	3,546	3,093

Total assets	$229,975	$240,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,297	$5,025
Other accrued liabilities	12,628	12,436

Total current liabilities	19,925	17,461
Convertible senior notes, net	95,719	94,277
Other long-term liabilities	2,374	2,210
Commitments and contingencies – See Note 15
Stockholders’ equity:
Preferred stock – $.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock – $.001 par value; 25,000 shares authorized; 14,135 and 14,114 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	14	14
Additional paid-in capital	320,854	316,748
Accumulated deficit	(201,169)	(182,324)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(7,733)	(7,631)
Unrealized loss on investments	(9)	(23)

Total accumulated other comprehensive loss	(7,742)	(7,654)
Total stockholders’ equity	111,957	126,784

Total liabilities and stockholders’ equity	$229,975	$240,732

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue, net	$26,346	$17,975
Cost of revenue	10,828	7,596

Gross profit	15,518	10,379
Operating expenses:
Selling, general and administrative	12,716	8,664
Research and development	20,007	9,300

Total operating expenses	32,723	17,964
Loss from operations	(17,205)	(7,585)
Other income (expense):
Foreign exchange gain	1,085	592
Interest expense	(2,777)	(2,605)
Investment income, net	112	167
Other, net	(60)	—

Loss before income taxes	(18,845)	(9,431)
Provision for income taxes	—	—

Net loss	$(18,845)	$(9,431)

Net loss per common share – basic and diluted	$(1.33)	$(0.68)

Weighted average shares outstanding – basic and diluted	14,121	13,901

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(18,845)	$(9,431)
Other comprehensive income (loss)
Foreign currency translation adjustments	(102)	26
Unrealized gain (loss) on investments	14	(33)

Comprehensive loss	$(18,933)	$(9,438)

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except per share data)

	Common Shares, $0.001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders Equity
	Shares Issued	Amount
Balance, December 31, 2011	14,114	$14	$316,748	$(182,324)	$(7,654)	$126,784
Issuance of common stock pursuant to share-based awards	21	—	392	—	—	392
Share-based compensation	—	—	3,714	—	—	3,714
Net loss	—	—	—	(18,845)	—	(18,845)
Other comprehensive loss					(88)	(88)

Balance, March 31, 2012	14,135	$14	$320,854	$(201,169)	$(7,742)	$111,957

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,845)	$(9,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	980	493
Amortization of intangible assets	38	31
Share-based compensation expense	3,714	2,935
Amortization of premium on investments	290	233
Amortization of discount on convertible senior notes	1,442	1,279
Amortization of deferred financing costs	78	69
Other	63	18
Change in operating assets and liabilities:
Accounts receivable	(3,485)	4,944
Inventories, net	(2,733)	(2,287)
Prepaid expenses and other current assets	(17)	(399)
Accounts payable	2,261	(1,346)
Accrued interest on convertible senior notes	1,258	1,258
Other accrued liabilities	(1,102)	(36)
Other long-term liabilities	165	—

Net cash used in operating activities	(15,893)	(2,239)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(15,000)	(46,906)
Maturities of investments	36,590	14,000
Additions to property, plant and equipment, net	(1,463)	(1,335)
Additions to patents	(63)	(139)
Cash paid for security deposits	(750)	—

Net cash provided by (used in) investing activities	19,314	(34,380)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	392	537
Payment of common stock issuance costs	—	(1)

Net cash provided by financing activities	392	536
Effect of exchange rate changes on cash and cash equivalents	(674)	12

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,139	(36,071)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	71,257	192,148

CASH AND CASH EQUIVALENTS – END OF PERIOD	$74,396	$156,077

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

HeartWare International, Inc., referred to in these notes collectively with its subsidiaries HeartWare Pty. Limited, HeartWare, Inc., HeartWare (UK) Limited, HeartWare GmbH and HeartWare France SAS as “we,” “our,” “HeartWare” or the “Company,” is a medical device company that develops, manufactures and markets miniaturized implantable heart pumps, or ventricular assist devices, to treat patients suffering from advanced heart failure.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from our audited financial statements. The condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2012.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

Note 2. Liquidity

At March 31, 2012, we had approximately $144.5 million of cash, cash equivalents and investments. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. We have incurred substantial losses from operations since our inception, and such losses have continued through March 31, 2012. At March 31, 2012, we had an accumulated deficit of approximately $201.2 million.

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

For the remainder of 2012, our cash, cash equivalents and investments are expected to primarily be used to fund our ongoing operations including preparing the launch of the HeartWare® Ventricular Assist System (the “HeartWare System”) in the United States, research and development of new products, managing on-going and new clinical trials, and regulatory and other compliance functions, as well as for general working capital. We believe our cash, cash equivalents and investment balances are sufficient to support our planned operations for at least the next twelve months.

Note 3. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of HeartWare International, Inc., and its subsidiaries described in Note 1. All inter-company balances and transactions have been eliminated in consolidation. We hold certain investments in small development stage entities. In accordance with FASB ASC 810, we analyzed the investments to determine if the investments are variable interests or interests that gave us a controlling financial interest in a variable interest entity (“VIE”). As of March 31, 2012, we determined there were no VIE’s required to be consolidated, because we are not the primary beneficiary, as we do not have the power to direct the most meaningful activities of the VIE. Investments where the Company exercises significant influence, but does not exercise operating and financial control, are accounted for under the equity method or cost method depending on our respective ownership interest.

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

Investments

Our investments classified as available-for-sale are stated at fair value with unrealized gains and losses reported in accumulated other comprehensive loss within stockholders’ equity. We classify our available-for-sale investments as short-term if their remaining time to maturity at purchase is beyond three months, but less than twenty-four months. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Interest on investments classified as available-for-sale is included in investment income, net. Premiums paid on our short-term investments are amortized over the remaining term of the investment and such amortization is included in investment income, net.

Receivables

Accounts receivable consists of amounts due from the sale of our HeartWare System to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but do not require collateral or any other security to support credit sales. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. At March 31, 2012, one customer had an accounts receivable balance representing approximately 14% of our total accounts receivable. At December 31, 2011, no customer had an accounts receivable balance greater than 10% of our total accounts receivable.

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

The following table summarizes the change in our allowance for doubtful accounts for the three months ended March 31, 2012 and 2011:

	2012	2011
	(in thousands)
Beginning balance	$500	$600
Additions (bad debt expense)	—	—
Deductions (charge-offs)	—	—

Ending balance	$500	$600

As of March 31, 2012 and December 31, 2011, we did not have an allowance for returns.

Inventories, net

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. Work-in-process and finished goods manufactured or assembled by us include direct and indirect labor and manufacturing overhead. Finished goods include product which is ready-for-use and which is held by us or by our customers on a consignment basis.

We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Obsolescence may occur due to product expiring or product improvements rendering previous versions obsolete. In May 2011, we began shipping a sintered version of the HeartWare System on a global basis. Sintering is a process whereby minute beads are adhered to a titanium surface commonly used in medical devices to facilitate tissue adhesion. The extent to which this product enhancement will cause obsolescence of existing non-sintered inventory is difficult to determine at this time as the rate of customer acceptance is dependent on many factors and our ability to provide sintered product commercially in the U.S. is subject to FDA approval. As of March 31, 2012, we had $0.5 million of non-sintered inventory on hand and this product continues to be implanted at select customer sites.

Deferred Financing Costs

Costs incurred in connection with the issuance of our convertible senior notes have been allocated between the liability component and the equity component as further discussed in Note 10. The liability component of the issuance costs incurred was capitalized and is included in deferred financing costs, net on our condensed consolidated balance sheets. These costs are being amortized using the effective interest method through December 15, 2017, the maturity date of the notes, and such amortization expense is reflected in interest expense on our condensed consolidated statements of operations. The amount of amortization for the three months ended March 31, 2012 and 2011 was approximately $0.1 million for each period. The amount of accumulated amortization at March 31, 2012 and December 31, 2011 was approximately $0.4 million and $0.3 million, respectively.

Product Warranty

Certain patient accessories sold with the HeartWare System are covered by a limited warranty ranging from one to two years. Estimated contractual warranty obligations are recorded as an expense when the related revenue is recognized and are included in cost of revenue on our condensed consolidated statements of operations. Factors that affect estimated warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and vendor supported warranty programs. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

The amount of the liability recorded is equal to the estimated costs to repair or otherwise satisfy claims made by customers. Accrued warranty expense is included as a component of other accrued liabilities on our condensed consolidated balance sheets.

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenue and are not included in product warranty liability. No such costs were incurred in the three months ended March 31, 2012 and 2011.

The following table summarizes the change in our warranty liability for the three months ended March 31, 2012 and 2011:

	2012	2011
	(in thousands)
Beginning balance	$203	$291
Accrual for (reversal of) warranty expense	256	(88)
Warranty costs incurred during the period	(110)	—

Ending balance	$349	$202

Leases

We lease all of our administrative and manufacturing facilities. We recognize rent expense on a straight-line basis over the terms of our leases. Any scheduled rent increases, rent holidays and other related incentives are recognized on a straight-line basis over the terms of the leases. The difference between the cash rental payments and the straight-line recognition of rent expense over the terms of the leases results in a deferred rent asset or liability. As of March 31, 2012, the long-term portion of our deferred rent liability of approximately $2.4 million is included in other long-term liabilities on our condensed consolidated balance sheets.

Fair Value Measurements

The carrying amounts reported on our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of March 31, 2012 and December 31, 2011 and are carried at fair value. See Note 4, “Fair Value Measurements” and Note 10, “Debt” for more information.

Vendor Concentration

For the three months ended March 31, 2012, we purchased approximately 62% of our inventory components and supplies from two vendors. For the three months ended March 31, 2011, we purchased approximately 54% of our inventory components and supplies from the same two vendors. In addition, one of these vendors supplies consulting services and material used in research and development activities. As of March 31, 2012 and 2011, the amounts due to these vendors totaled approximately $1.8 million and $0.6 million, respectively.

We purchase certain important components of the HeartWare System from single-source suppliers. We believe that other suppliers could provide similar components on comparable terms. However, a change in suppliers could cause a delay in manufacturing and a possible loss of product sales or result in higher component costs, all of which would have a negative effect on our results of operations.

Concentration of Credit Risk and other Risks and Uncertainties

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Cash and cash equivalents are primarily on deposit with financial institutions in the United States and these deposits generally exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”). The Company has not experienced any historical losses on its deposits of cash and cash equivalents. Our investments consist of investment grade rated corporate and government agency debt and time deposits.

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

New Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. The presentation requirements became effective for us on January 1, 2012. The adoption of ASU No. 2011-05 did not affect our consolidated financial position, results of operations or cash flows.

Note 4. Fair Value Measurements

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

At March 31, 2012
				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$70,059		$70,059	$—	$70,059	$—
Liabilities
Convertible senior notes	95,719	(1)	149,040	—	149,040	—

At December 31, 2011
				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$91,925		$91,925	$—	$91,925	$—
Liabilities
Convertible senior notes	94,277	(1)	145,259	—	145,259	—

(1)	The carrying amount of our convertible senior notes is net of unamortized discount. See Note 10, “Debt” for more information.

The fair value of our investments and convertible senior notes was determined using quoted prices (including trade data) for the instruments in markets that are not active. The fair value of our convertible senior notes is presented for disclosure purposes only.

Note 5. Investments

We have cash investment policies that limit investments to investment grade rated securities. At March 31, 2012 and December 31, 2011, all of our investments were classified as available-for-sale and carried at fair value. Our investments in corporate debt are guaranteed by the FDIC or foreign governments. At March 31, 2012, all of our investments had maturity dates of less than twenty-four months.

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:

At March 31, 2012

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments:
U.S. government agency debt	$24,433	$1	$(10)	$24,424
Corporate debt	5,000	—	—	5,000
Certificates of deposit	40,635	—	—	40,635

Total short-term investments	$70,068	$1	$(10)	$70,059

At December 31, 2011

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments:
U.S. government agency debt	$31,290	$2	$(28)	$31,264
Corporate debt	5,023	3	—	5,026
Certificates of deposit	55,635	—	—	55,635

Total short-term investments	$91,948	$5	$(28)	$91,925

For the three months ended March 31, 2012 and 2011, we did not have any realized gains or losses on our investments.

Note 6. Inventories, Net

Components of inventories, net are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Raw material	$8,693	$8,318
Work-in-process	9,302	7,385
Finished goods	17,066	16,302

	$35,061	$32,005

Finished goods inventories includes inventory held on consignment at customer sites of $8.8 million and $7.2 million at March 31, 2012 and December 31, 2011, respectively.

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2012	2011
		(in thousands)
Machinery and equipment	1.5 to 7 years	$15,608	$14,951
Leasehold improvements	3 to 10 years	6,918	5,747
Office equipment, furniture and fixtures	5 to 7 years	912	1,249
Purchased software	5 to 7 years	2,793	2,733

		26,231	24,680
Less: accumulated depreciation		(7,335)	(6,355)

		$18,896	$18,325

Note 8. Other Intangible Assets, Net

The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization are as follows:

Amortizable Intangible Assets	Weighted Average Life (Years)	March 31, 2012		December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Patents	15	$2,479	$(440)	$2,416	$(402)

Amortization expense for the three months ended March 31, 2012 and 2011 was approximately $38,000 and $31,000, respectively.

Note 9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Accrued payroll and other employee costs	$4,073	$6,274
Accrued research and development costs	2,092	1,627
Accrued material purchases	699	1,332
Accrued interest payable on convertible senior notes	1,467	210
Accrued litigation settlement	1,075	1,125
Accrued professional fees	1,573	1,100
Accrued VAT	866	390
Other accrued expenses	783	378

	$12,628	$12,436

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $1.3 million and $4.4 million at March 31, 2012 and December 31, 2011, respectively.

Note 10. Debt

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

The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Principal amount	$143,750	$143,750
Unamortized discount	(48,031)	(49,473)

Net carrying amount	$95,719	$94,277

Equity component	$55,038	$55,038

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on March 31, 2012 of $65.69, was approximately $94.4 million. The fair value of our Convertible Notes as presented in Note 4 was $149.0 million at March 31, 2012.

Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the three months ended March 31, 2012 and 2011, interest expense related to the Convertible Notes was as follows:

	Three Months Ended March 31
	2012	2011
	(in thousands)
Stated amount at 3.5% coupon rate	$1,257	$1,257
Amortization of discount	1,442	1,279
Amortization of deferred financing costs	78	69

	$2,777	$2,605

Note 11. Stockholders’ Equity

In the three months ended March 31, 2012, we issued an aggregate of 10,998 shares of our common stock upon the exercise of stock options and an aggregate of 9,937 shares of our common stock upon the vesting of restricted stock units.

In the three months ended March 31, 2011, we issued an aggregate of 15,491 shares of our common stock upon the exercise of stock options and an aggregate of 26,729 shares of our common stock upon the vesting of restricted stock units.

Note 12. Share-Based Compensation

We recognize share-based compensation expense for the portion of awards that are ultimately expected to vest using an accelerated accrual method over the vesting period from the date of grant. We estimate forfeitures at the time of grant. We have applied a forfeiture rate of approximately 12.5% to all unvested share-based awards as of March 31, 2012, which represents the portion that we expect will be forfeited over the vesting period. We reevaluate this estimated rate periodically and adjust the forfeiture rate as necessary. Vesting of share-based awards issued with performance-based vesting criteria must be probable before we begin recording share-based compensation expense. At each reporting period, we review the likelihood that these awards will vest and if vesting is deemed probable, we begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed.

We allocate share-based compensation expense to cost of revenue, selling, general and administrative expense and research and development expense based on the award holders’ employment function. For the three months ended March 31, 2012 and 2011, we recorded share-based compensation expense as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cost of revenue	$732	$585
Selling, general and administrative	1,881	1,444
Research and development	1,101	906

	$3,714	$2,935

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

On August 5, 2008, we adopted the HeartWare International, Inc. 2008 Stock Incentive Plan (“2008 SIP”). The 2008 SIP allows for the issuance of share-based awards to employees, directors and consultants. We have issued options and restricted stock units (“RSU’s”) to employees and directors under the 2008 SIP. The plan allows for the issuance of share-based awards representing up to 13% of the prior fiscal year’s weighted average shares outstanding, less shares issued pursuant to awards under the 2008 SIP and share-based awards outstanding under our other equity plans. At March 31, 2012, there were approximately 468,000 shares available for future awards under the 2008 SIP.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions established at that time. In the three months ended March 31, 2012, we did not issue any options. The following table includes the weighted average assumptions used for options issued in the three months ended March 31, 2011.

Three Months Ended March 31,
2011
Dividend yield	0%
Expected volatility	58.76%
Risk-free interest rate	2.51%
Estimated holding period (years)	6.25

Information related to options granted under all of our plans at March 31, 2012 and activity in the three months then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	381	$34.79
Granted	—	—
Exercised	(11)	35.64
Forfeited	(2)	28.62
Expired	—	—

Outstanding at March 31, 2012	368	$35.37	5.57	$11,152

Exercisable at March 31, 2012	259	$34.41	4.94	$8,102

The aggregate intrinsic values at March 31, 2012 noted in the table above represent the closing price of our common stock traded on NASDAQ, less the weighted average exercise price at period end multiplied by the number of options outstanding or exercisable.

At March 31, 2012, 33,569 of the options outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.

The weighted average grant date fair value per share of options issued in the three months ended March 31, 2011 was $49.64 per share.

The total intrinsic value of options exercised in the three months ended March 31, 2012 was approximately $0.4 million. Cash received from options exercised in the three months ended March 31, 2012 was approximately $0.4 million. The total intrinsic value of options exercised in the three months ended March 31, 2011 was approximately $0.9 million. Cash received from options exercised in the three months ended March 31, 2011 was approximately $0.5 million.

At March 31, 2012, there was approximately $0.9 million of unrecognized compensation expense related to non-vested option awards, including performance-based options not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 0.8 years.

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

Information related to RSU’s at March 31, 2012 and activity in the three months then ended is as follows:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	635
Granted	2
Vested/Exercised	(10)
Forfeited	(8)
Expired	—

Outstanding at March 31, 2012	619	1.60	$40,663

Exercisable at March 31, 2012	—	—	$—

The aggregate intrinsic value at March 31, 2012 noted in the table above represents the closing price of our common stock traded on NASDAQ, multiplied by the number of RSU’s outstanding.

At March 31, 2012, 56,257 of the RSU’s outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.

The total intrinsic value of RSU’s vested in the three months ended March 31, 2012 and 2011 was approximately $0.7 million and $2.3 million, respectively.

The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSU’s granted in the three months ended March 31, 2012 and 2011 was $68.07 and $86.20, respectively.

At March 31, 2012, we had approximately $21.0 million of unrecognized compensation expense related to non-vested RSU awards, including awards not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.5 years.

On December 21, 2011, our board of directors approved the grant of 36,000 RSU’s to our Chief Executive Officer, subject to stockholder approval. As this grant is subject to stockholder approval, it is not reflected in the above disclosures. We intend to seek stockholder approval at our 2012 annual meeting of stockholders.

Note 13. Net Loss Per Common Share

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

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Common shares issuable upon:
Conversion of convertible senior notes	1,438	1,438
Exercise or vesting of share-based awards	987	897

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

Product sales by geographic location were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
United States	$6,441	$5,898
Germany	9,532	5,498
International, excluding Germany	10,373	6,579

	$26,346	$17,975

For the three months ended March 31, 2012, two customers exceeded 10% of product sales individually and accounted for approximately 21% of product sales in the aggregate. For the three months ended March 31, 2011, no customers individually accounted for more than 10% of product sales. As the majority of our revenue is generated outside of the U.S., we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the U.S.

Note 15. Commitments and Contingencies

At March 31, 2012, we had purchase order commitments of approximately $18.1 million related to product costs, supplies, services and property, plant and equipment purchases. Many of our materials and supplies require long lead times and as such purchase order commitments reflect materials that may be received up to one year from the date of order.

Litigation

From time to time we may be involved in litigation or other contingencies arising in the ordinary course of business. Except as set forth below or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and based on the information presently available, management believes that there are no contingencies, claims or actions, pending or threatened, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or result of operations.

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

On June 27, 2011, HeartWare International, Inc. and HeartWare, Inc., along with HeartWare’s directors, certain officers and a significant stockholder, were named as defendants in a putative class action lawsuit filed in Massachusetts state court by two other Series A Preferred Stockholders on behalf of all holders of Series A Preferred Stock. The complaint alleges that the defendants breached their fiduciary and contractual obligations to Series A Preferred Stockholders by preventing them from receiving a payment of the liquidation preference in connection with certain corporate transactions, including a transaction in 2005 in which HeartWare, Inc. was acquired by HeartWare Limited, a subsidiary of HeartWare International, Inc. The plaintiffs seek monetary damages, interest, costs and limited equitable relief. We do not believe HeartWare International, Inc., HeartWare, Inc. or any of our directors, officers or stockholders have abrogated the rights, or in any way failed to satisfy obligations owed to, any of our stockholders, including holders of Series A Preferred Stock. On September 12, 2011, the defendants served on plaintiffs a motion to dismiss the complaint with prejudice. On February 3, 2012, counsel for plaintiffs and defendants entered into a Memorandum of Understanding to settle the matter. Defendants have agreed to pay up to $1.1 million to participating putative class members in exchange for a full and unconditional release of all claims asserted in the litigation, including any and all claims arising from any right to receive a payment upon any liquidation or deemed liquidation event that has arisen or may arise in the future. We expect insurance to fund a significant portion of the settlement amount, although coverage is not assured. On March 22, 2012, the parties filed with the court a stipulation of settlement formalizing the settlement agreement. The court has scheduled a hearing to be held on July 25, 2012 to consider final approval of the settlement following notice to putative class members.

In accordance with ASC 450, Contingencies, we accrue loss contingencies including costs of settlement, damages and defense related to litigation to the extent they are probable and reasonably estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. At December 31, 2011, we determined that settlement of the litigation discussed above was probable and that the reasonably estimable settlement amount is $1.1 million. Accordingly, we recorded a liability for the $1.1 million, a $0.2 million receivable from one of the co-defendants, who is a related party. In the three months ended March 31, 2012, we deposited $50,000 in escrow in connection with the potential settlement.

Contingent Liabilities

Pursuant to the terms of a 2003 agreement, whereby HeartWare, Inc. acquired certain technology from a business that previously held our technology, we are required to make a milestone payment of $1.25 million within 6 months of the date when the first circulatory assisted device is approved for sale in the United States, provided that we have at least $25 million in cash on hand and, if we do not have $25 million at that time, then the payment is deferred until such time that we have $25 million in cash on hand. On April 25, 2012, the FDA’s Circulatory System Devices Advisory Committee voted 9 to 2 that the benefits outweigh the risks for the use of the HeartWare System as a bridge to heart transplantation in patients with end-stage heart failure. The Advisory Committee’s recommendation, while not binding, will be considered by the FDA in its review of the Premarket Approval (PMA) application that HeartWare submitted for the HeartWare System in December 2010. Approval of the PMA will result in this contingent liability being recognized. We will record the effect of this payment obligation when and if this event occurs or is deemed probable of occurring.

Acquisition of World Heart

On March 29, 2012, we entered into a definitive merger agreement under which we will acquire World Heart Corporation (“World Heart”) for consideration of $8.0 million, to be paid in shares of HeartWare common stock or cash, at HeartWare’s election. The acquisition will expand our intellectual property and technology portfolio.

The boards of directors of both companies have approved the transaction. The transaction is subject to the approval of World Heart’s stockholders and satisfaction of other customary closing conditions. HeartWare stockholder approval is not required. In the merger agreement, the parties have agreed to customary representations, warranties and covenants. World Heart has agreed, among other things and subject to certain exceptions, to conduct its business in the ordinary course of business, consistent with past practice, between the date of the execution of the merger agreement and the consummation of the transaction. The merger agreement also contains certain termination rights for both HeartWare and World Heart and further provides that, upon termination of the agreement, under certain circumstances, an agreed-upon license agreement between HeartWare and World Heart will become effective whereby World Heart licenses certain patents and patent applications to HeartWare.

Upon the closing of the transaction, which is expected in the second or third quarter of 2012, World Heart’s operations will be integrated into those of HeartWare.

Note 16. Subsequent Events

We have evaluated events and transactions that occurred subsequent to March 31, 2012 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. We did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

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

Overview

HeartWare is a medical device company that develops, manufactures and markets miniaturized implantable heart pumps, or ventricular assist devices, to treat patients suffering from advanced heart failure.

The HeartWare® Ventricular Assist System (the “HeartWare System”), which includes a ventricular assist device (“VAD”), or blood pump, patient accessories and surgical tools, is designed to provide circulatory support for patients in the advanced stage of heart failure. The core of the HeartWare System is a proprietary continuous flow blood pump, the HVAD Pump, which is a full-output device capable of pumping up to 10 liters of blood per minute. The HeartWare System is designed to be implanted adjacent to the heart, avoiding the abdominal surgery generally required to implant similar devices.

In 2009, we received CE Marking for the HeartWare System in the European Union and in March 2011 we received approval from the Therapeutic Goods Administration in Australia allowing for commercial sale and distribution of our device. In the U.S., our device is the subject of clinical trials for two indications: bridge-to-transplant and destination therapy. Our device is also available in other countries around the world under special access programs and limited commercial availability.

Recent key milestones in the development and commercialization of the HeartWare System include the following:

•

On April 25, 2012, the U.S. Food and Drug Administration’s (FDA) Circulatory System Devices Advisory Committee voted 9 to 2 that the benefits outweigh the risks for the use of the HeartWare System as a bridge to heart transplantation in patients with end-stage heart failure.

•

In March 2012, the FDA approved an Investigational Device Exemption Supplement that allows us to enroll a fourth allotment, of 54 additional patients, in our ADVANCE bridge-to-transplant clinical trial under a Continued Access Protocol (CAP). In three prior CAP allotments granted by FDA, 202 patients were enrolled between April 2010 and December 2011.

Beyond the HeartWare System, we are also evaluating our next generation device, the MVAD Pump. The MVAD Pump is a development-stage miniature ventricular assist device, approximately one-third the size of the HVAD Pump. The MVAD Pump is based on the same proprietary impeller suspension technology used in the HVAD Pump, with its single moving part held in place through a combination of passive-magnetic and hydrodynamic forces. Like the HVAD Pump, the MVAD Pump is designed to support the heart’s full cardiac output, yet also has the capability for partial support. On September 9, 2011, pre-clinical data was presented at the 19th Congress of the International Society for Rotary Blood Pumps (ISRBP), which demonstrated that the MVAD Pump attained the objectives for system performance, hemocompatability and biocompatibility in Good Laboratory Practice (“GLP”) animal studies, a precursor to human clinical trials. We are currently preparing to commence human clinical studies in the second half of 2012. The MVAD Pump is designed to be implantable by surgical techniques that are even less invasive than those required to implant the HVAD Pump.

We began generating revenue from our products in August 2008 and have incurred net losses in each year since our inception. We expect our losses to continue as we advance and expand our clinical trial activities in the U.S., continue to develop commercial markets outside of the U.S., and expand our research and development into next generation products including the MVAD Pump and related accessories.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on February 27, 2012. During the three months ended March 31, 2012, there were no significant changes to any of our significant accounting policies.

Our most critical accounting policies and estimates include revenue recognition, inventory capitalization and valuation, accounting for share-based compensation, measurement of fair value, and the valuation of tax assets and liabilities. We also have other key accounting policies that are less subjective and, therefore, their application is less subject to variations that would have a material impact on our reported results of operations. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.

Results of Operations

Three months ended March 31, 2012 and 2011

Revenue, net

In the three months ended March 31, 2012 and 2011, we generated revenue from commercial sales outside of the U.S. and sales in connection with our clinical trials in the U.S. The increase in revenue in 2012 is primarily due to increased market penetration outside of the U.S. and continued enrollment in our U.S. destination therapy study.

	Three Months Ended
	March 31,
	2012	2011	Change
	(in thousands)
Revenue, net	$26,346	$17,975	47%

In the three months ended March 31, 2012, approximately 24% of our product sales were derived in the U.S. as compared to 33% in the three months ended March 31, 2011. The percentage of our revenue generated in the U.S. decreased in the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to the continued expansion of our commercial efforts in Europe.

Our sales outside of the U.S. are made in multiple currencies, with the majority of our international revenue denominated in the Euro. In the three months ended March 31, 2012, our net international revenue denominated in foreign currencies increased by $5.9 million, or 57%, compared to the three months ended March 31, 2011. Changes in foreign exchange rates unfavorably impacted revenue by approximately $0.6 million in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Prior to FDA approval of the HeartWare System for sale in the U.S., revenue from U.S. sources may vary from quarter to quarter as revenue from U.S. clinical trials is dependent on FDA approval of Continued Access Protocols. In March 2012, the FDA approved an Investigational Device Exemption Supplement that allows us to enroll a fourth allotment, of 54 additional patients, in our ADVANCE bridge-to-transplant clinical trial under a Continued Access Protocol. In May 2012, we completed enrollment of our ENDURANCE destination therapy clinical trial and expect to submit for a Continued Access Protocol for this trial during the second quarter of 2012.

On April 25, 2012, the FDA’s Circulatory System Devices Advisory Committee voted 9 to 2 that the benefits outweigh the risks for the use of the HeartWare System as a bridge to heart transplantation in patients with end-stage heart failure. The Advisory Committee’s recommendation, while not binding, will be considered by the FDA in its review of the Premarket Approval (PMA) application that we submitted for the HeartWare System in December 2010. Approval of the PMA application is necessary before we can generate commercial revenue from the HeartWare System in the U.S.

Cost of Revenue

Cost of revenue includes costs associated with manufacturing and distributing our product and consists of direct materials, labor and overhead expenses allocated to the manufacturing process. Cost of revenue totaled approximately $10.8 million and $7.6 million in the three months ended March 31, 2012 and 2011, respectively.

Gross profit and gross margin percentage are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Gross profit	$15,518	$10,379
Gross margin %	59%	58%

Gross margin percentage for the three months ended March 31, 2012 increased compared to the same period in 2011 due to variability in average selling price per unit.

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

	Three Months Ended March 31,
	2012	2011	Change
	(in thousands)
Total selling, general and administrative expenses	$12,716	$8,664	47%
% of operating expenses	39%	48%

The increase of $4.1 million for the three months ended March 31, 2012 as compared to three months ended March 31, 2011 was primarily a result of an increase in employee costs, including salaries and wages and related costs, of approximately $1.7 million, primarily due to increased headcount to build our global sales and marketing and administrative functions to support expected future growth. We also experienced increases in consultants and contractors of $0.5 million, marketing expenses of $0.3 million, legal costs of $0.3 million, travel expenses of $0.2 million, office expenses of $0.2 million, and non-cash share-based compensation expense of $0.4 million.

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

	Three Months Ended March 31,
	2012	2011	Change
	(in thousands)
Total research and development expenses	$20,007	$9,300	115%
% of operating expenses	61%	52%

The increase of $10.7 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was due to an increase in costs associated with development projects, including consumables, outside engineering, consultants and contractors, of $7.0 million, primarily related to MVAD system development. We also experienced an increase in employee costs, including salaries and wages and related costs, of approximately $1.9 million and an increase in non-cash share-based compensation of $0.2 million. Costs associated with our U.S. clinical trials increased by $1.3 million.

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

In the three months ended March 31, 2012, our net foreign exchange gains totaled approximately $1.1 million compared to $0.6 million in the three months ended March 31, 2011. In 2012 and 2011, the majority of our realized and unrealized foreign exchange gains were experienced upon the collection of certain accounts receivable that were denominated in foreign currencies, and the translation to U.S. dollars at period end of certain balance sheet accounts, denominated in foreign currencies, primarily the Euro. We expect to continue to realize foreign exchange gains and losses for the foreseeable future as the majority of our sales denominated in foreign currencies are settled in Euros.

Interest Expense

Interest expense in 2012 and 2011 consists of interest incurred on the principal amount of our convertible senior notes issued in December 2010, amortization of the related discount and amortization of the portion of the deferred financing costs allocated to the debt component. The convertible senior notes bear interest at a rate of 3.5% per annum. The discount on the convertible senior notes and the deferred financing costs are being amortized to interest expense through the December 15, 2017 maturity date of the convertible senior notes using the effective interest method.

In the three months ended March 31, 2012, interest expense was approximately $2.8 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.5 million of non-cash amortization of the discount and deferred financing costs.

In the three months ended March 31, 2011, interest expense was approximately $2.6 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.3 million of non-cash amortization of the discount and deferred financing costs.

Investment Income, net

Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $0.1 million and $0.2 million in the three months ended March 31, 2012 and 2011, respectively. We have had lower cash and investments balances during 2012 and have experienced lower interest rates compared to 2011.

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

As of March 31, 2012, we did not have revenue or profit which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely whether to record a deferred tax asset as we further expand the commercialization of our products.

Liquidity and Capital Resources

As of March 31, 2012, our cash and cash equivalents were approximately $74.4 million as compared to $71.3 million at December 31, 2011.

Following is a summary of our cash flow activities:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(15,893)	$(2,239)
Net cash provided by (used in) investing activities	19,314	(34,380)
Net cash provided by financing activities	392	536
Effect of exchange rate changes on cash and cash equivalents	(674)	12

Net increase (decrease) in cash and cash equivalents	$3,139	$(36,071)

Cash Used in Operating Activities

For the three months ended March 31, 2012, cash used in operating activities included a net loss of approximately $18.8 million and non-cash adjustments to net loss totaling approximately $6.6 million, which primarily consisted of $3.7 million of share-based compensation, $1.4 million for the amortization of the discount on our convertible senior notes and $1.0 million of depreciation and amortization on long-lived assets. Also included in cash used in operating activities in the three months ended March 31, 2012 is approximately $3.5 million related to an increase in accounts receivable, $2.7 million for the purchase and manufacture of inventories and $1.1 million for payment of other current liabilities. These amounts were partially offset by an increase in trade accounts payable of $2.3 million and an increase in accrued interest on our convertible senior notes of $1.3 million.

For the three months ended March 31, 2011, cash used in operating activities included a net loss of approximately $9.4 million and non-cash adjustments to net loss totaling approximately $5.1 million, which primarily consisted of $2.9 million of share-based compensation, $1.3 million for the amortization of the discount on our convertible senior notes and $0.5 million of depreciation and amortization on long-lived assets. Also included in cash used in operating activities in the three months ended March 31, 2011 is approximately $2.3 million for the purchase and manufacture of inventories and $1.3 million for payment of trade accounts payable, which were offset by net collections of accounts receivable of $4.9 million and an increase in accrued interest on our convertible senior notes of $1.3 million.

Cash Used in Investing Activities

In the three months ended March 31, 2012, net cash provided by investing activities included $21.6 million received upon maturity (net of purchases) of available-for-sale securities, $1.5 million used to acquire property, plant and equipment and $0.8 million paid for a security deposit on a facility lease.

In the three months ended March 31, 2011, net cash used by investing activities included $32.9 million for the purchase (net of maturities) of available-for-sale securities and $1.3 million used to acquire property, plant and equipment, including the build-out of our manufacturing facilities located in Miami Lakes, Florida.

Cash Provided by Financing Activities

The exercise of stock options in the three months ended March 31, 2012 and 2011 resulted in cash proceeds of approximately $0.4 million and $0.5 million, respectively.

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

•	Preparing for the commercial launch in the U.S. of the HeartWare System subject to FDA approval,

•	expanding our sales and marketing capabilities on a global basis,

•	enrolling additional patients in our clinical trials in the U.S. under Continued Access Protocols,

•	continued product development, including first human implants and clinical trials of the MVAD system,

•	regulatory and other compliance functions, including costs related to our PMA application, and

•	general working capital.

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

We believe cash on hand and investment balances as of March 31, 2012 are sufficient to support our planned operations for at least the next twelve months.

Because of the numerous risks and uncertainties associated with the development of medical devices we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to obtain regulatory approvals in the U.S., fund commercial expansion outside of the U.S. and develop and obtain regulatory approvals for new products. Our future capital requirements will depend on many factors, including but not limited to the following:

•	commercial acceptance of our products;

•	costs to manufacture our products;

•	expenses required to operate multiple clinical trials;

•

further product research and development for next generation products and peripherals and expanding indications for our products as well as efforts to sustain and implement incremental improvements to existing products;

•	expanding our sales and marketing capabilities on a global basis, including building a team to support U.S. commercialization should the FDA approve our device for marketing in the U.S.;

•	broadening our infrastructure in order to meet the needs of our growing operations;

•	expenses related to funding and integrating strategic investments, acquisitions and collaborative arrangements; and

•	complying with the requirements related to being a public company in both the United States and Australia.

Contractual Obligations

In the three months ended March 31, 2012, there were no material changes to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012, outside the ordinary course of business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Vice President of Finance, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Vice President of Finance concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described in Note 15 to the accompanying condensed consolidated financial statements, the Company is not a party to any material legal proceedings at the date of filing of the Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report you should carefully consider the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 27, 2012.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of HeartWare International, Inc. (1)

3.2	Bylaws of HeartWare International, Inc. (1)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.

Date: May 10, 2012	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	/s/ Lauren Farrell
Lauren Farrell Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002