Form 10-Q
period 2012-06-30
HeartWare International, Inc.
filed 2012-08-08
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 3, 2012
Common Stock, $0.001 Par Value Per Share	14,276,192

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,501	$71,257
Short-term investments, net	16,501	91,925
Accounts receivable, net	21,443	14,953
Inventories, net	34,670	32,005
Prepaid expenses and other current assets	6,017	4,507

Total current assets	193,132	214,647
Property, plant and equipment, net	19,213	18,325
Other intangible assets, net	2,189	2,014
Deferred financing costs, net	2,496	2,653
Other assets	3,508	3,093

Total assets	$220,538	$240,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,008	$5,025
Other accrued liabilities	13,185	12,436

Total current liabilities	24,193	17,461

Convertible senior notes, net	97,205	94,277
Other long-term liabilities	2,913	2,210

Commitments and contingencies – See Note 15

Stockholders’ equity:
Preferred stock—$.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock—$.001 par value; 25,000 shares authorized; 14,181 and 14,114 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	14	14
Additional paid-in capital	327,868	316,748
Accumulated deficit	(223,951)	(182,324)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(7,701)	(7,631)
Unrealized loss on investments	(3)	(23)

Total accumulated other comprehensive loss	(7,704)	(7,654)

Total stockholders’ equity	96,227	126,784

Total liabilities and stockholders’ equity	$220,538	$240,732

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue, net	$29,053	$20,389	$55,398	$38,364
Cost of revenue	12,665	7,913	23,493	15,509

Gross profit	16,388	12,476	31,905	22,855

Operating expenses:

Selling, general and administrative	14,204	9,892	26,920	18,556
Research and development	20,005	10,280	40,012	19,580

Total operating expenses	34,209	20,172	66,932	38,136

Loss from operations	(17,821)	(7,696)	(35,027)	(15,281)

Other income (expense):

Foreign exchange (loss) gain	(2,175)	134	(1,090)	726
Interest expense	(2,824)	(2,647)	(5,601)	(5,252)
Investment income, net	57	128	170	295
Other, net	(19)	(15)	(79)	(15)

Loss before income taxes	(22,782)	(10,096)	(41,627)	(19,527)
Provision for income taxes	—	—	—	—
Net loss	$(22,782)	$(10,096)	$(41,627)	$(19,527)

Net loss per common share — basic and diluted	$(1.61)	$(0.73)	$(2.94)	$(1.40)

Weighted average shares outstanding — basic and diluted	14,157	13,923	14,139	13,912

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(22,782)	$(10,096)	$(41,627)	$(19,527)
Other comprehensive income (loss)
Foreign currency translation adjustments	32	65	(70)	91
Unrealized gain (loss) on investments	6	8	20	(25)

Comprehensive loss	$(22,744)	$(10,023)	$(41,677)	$(19,461)

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except per share data)

	Common Shares, $0.001 Par Value Per Share		Additional		Accumulated Other
	Shares		Paid-In	Accumulated	Comprehensive	Stockholders
	Issued	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2011	14,114	$14	$316,748	$(182,324)	$(7,654)	$126,784
Issuance of common stock pursuant to share-based awards	67	—	1,065	—	—	1,065
Share-based compensation	—	—	10,055	—	—	10,055
Net loss	—	—	—	(41,627)	—	(41,627)
Other comprehensive loss	—	—	—	—	(50)	(50)

Balance, June 30, 2012	14,181	$14	$327,868	$(223,951)	$(7,704)	$96,227

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,627)	$(19,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	2,054	1,020
Amortization of intangible assets	79	64
Share-based compensation expense	10,055	6,437
Amortization of premium on investments	497	441
Amortization of discount on convertible senior notes	2,928	2,597
Amortization of deferred financing costs	157	139
Other	401	340
Change in operating assets and liabilities:
Accounts receivable	(6,845)	3,527
Inventories, net	(3,160)	(7,547)
Prepaid expenses and other current assets	(1,272)	(2,248)
Accounts payable	5,991	(555)
Other accrued liabilities	769	1,309
Other long-term liabilities	703	—

Net cash used in operating activities	(29,270)	(14,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(15,000)	(80,128)
Maturities of investments	89,946	25,000
Additions to property, plant and equipment, net	(2,884)	(4,570)
Additions to patents	(254)	(254)
Cash paid for security deposits	(750)	—

Net cash provided by (used in) investing activities	71,058	(59,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,065	600
Payment of common stock issuance costs	—	(1)

Net cash provided by financing activities	1,065	599

Effect of exchange rate changes on cash and cash equivalents	391	52

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,244	(73,304)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	71,257	192,148

CASH AND CASH EQUIVALENTS — END OF PERIOD	$114,501	$118,844

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

HeartWare International, Inc., referred to in these notes collectively with its subsidiaries HeartWare Pty. Limited, HeartWare, Inc., HeartWare (UK) Limited, HeartWare GmbH and HeartWare France as “we,” “our,” “HeartWare” or the “Company,” is a medical device company that develops, manufactures and markets miniaturized implantable heart pumps, or ventricular assist devices, to treat patients suffering from advanced heart failure.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from our audited financial statements. The condensed consolidated statements of operations for the three and six months ended June 30, 2012 and cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2012.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

Note 2. Liquidity

At June 30, 2012, we had approximately $131.0 million of cash, cash equivalents and investments. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. We have incurred substantial losses from operations since our inception, and such losses have continued through June 30, 2012. At June 30, 2012, we had an accumulated deficit of approximately $224.0 million.

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

Note 3. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of HeartWare International, Inc., and its subsidiaries described in Note 1. All inter-company balances and transactions have been eliminated in consolidation. We hold certain investments in small development stage entities. In accordance with FASB ASC 810, we analyzed the investments to determine if the investments are variable interests or interests that gave us a controlling financial interest in a variable interest entity (“VIE”). As of June 30, 2012, we determined there were no VIE’s required to be consolidated, because we are not the primary beneficiary, as we do not have the power to direct the most meaningful activities of the VIE. Investments where the Company does not exercise operating and financial control are accounted for under the equity method or cost method depending on our respective ownership interest.

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

Receivables

Accounts receivable consists of amounts due from the sale of our HeartWare System to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but do not require collateral or any other security to support credit sales. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. At June 30, 2012, one customer had an accounts receivable balance representing approximately 20% of our total accounts receivable. At December 31, 2011, no customer had an accounts receivable balance greater than 10% of our total accounts receivable.

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

The following table summarizes the change in our allowance for doubtful accounts for the six months ended June 30, 2012 and 2011:

	2012	2011
	(in thousands)
Beginning balance	$500	$600
Additions (bad debt expense)	250	300
Deductions (charge-offs)	—	—

Ending balance	$750	$900

As of June 30, 2012 and December 31, 2011, we did not have an allowance for returns.

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

Deferred Financing Costs

Costs incurred in connection with the issuance of our convertible senior notes have been allocated between the liability component and the equity component as further discussed in Note 10. The liability component of the issuance costs incurred was capitalized and is included in deferred financing costs, net on our condensed consolidated balance sheets. These costs are being amortized using the effective interest method through December 15, 2017, the maturity date of the notes, and such amortization expense is reflected in interest expense on our condensed consolidated statements of operations. The amount of amortization for the three months ended June 30, 2012 and 2011 was approximately $0.1 million for each period. The amount of amortization for the six months ended June 30, 2012 and 2011 was approximately $0.2 million and $0.1 million, respectively. The amount of accumulated amortization at June 30, 2012 and December 31, 2011 was approximately $0.5 million and $0.3 million, respectively.

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

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenue and are not included in product warranty liability. No such costs were incurred in the three and six months ended June 30, 2012 and 2011.

The following table summarizes the change in our warranty liability for the six months ended June 30, 2012 and 2011:

	2012	2011
	(in thousands)
Beginning balance	$203	$291
Accrual for (reversal of) warranty expense	449	(21)
Warranty costs incurred during the period	(385)	(28)

Ending balance	$267	$242

Leases

We lease all of our administrative and manufacturing facilities. We recognize rent expense on a straight-line basis over the terms of our leases. Any scheduled rent increases, rent holidays and other related incentives are recognized on a straight-line basis over the terms of the leases. The difference between the cash rental payments and the straight-line recognition of rent expense over the terms of the leases results in a deferred rent asset or liability. As of June 30, 2012, the long-term portion of our deferred rent liability of approximately $2.9 million is included in other long-term liabilities on our condensed consolidated balance sheets.

Fair Value Measurements

The carrying amounts reported on our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of June 30, 2012 and December 31, 2011 and are carried at fair value. See Note 4, “Fair Value Measurements” and Note 10, “Debt” for more information.

Vendor Concentration

For the three and six months ended June 30, 2012, we purchased approximately 70% and 71%, respectively, of our inventory components and supplies from three vendors. For the three and six months ended June 30, 2011, we purchased approximately 59% and 58%, respectively of our inventory components and supplies from the same three vendors. In addition, one of these vendors supplies consulting services and material used in research and development activities. As of June 30, 2012 and 2011, the amounts due to these vendors totaled approximately $1.6 million and $1.0 million, respectively.

We purchase certain important components of the HeartWare System from single-source suppliers. We cannot guarantee that we can secure alternative suppliers that could provide similar components on comparable terms. A change in suppliers could cause a delay in manufacturing and a possible loss of product sales or result in higher component costs, all of which would have a negative effect on our results of operations.

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

At June 30, 2012
				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$16,501		$16,501	$—	$16,501	$—
Liabilities
Convertible senior notes	97,205	(1)	166,930	—	166,930	—

At December 31, 2011
				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$91,925		$91,925	$—	$91,925	$—
Liabilities
Convertible senior notes	94,277	(1)	145,259	—	145,259	—

(1)	The carrying amount of our convertible senior notes is net of unamortized discount. See Note 10, “Debt” for more information.

The fair value of our investments and convertible senior notes was determined using quoted prices (including trade data) for the instruments in markets that are not active. The fair value of our convertible senior notes is presented for disclosure purposes only.

Note 5. Investments

We have cash investment policies that limit investments to investment grade rated securities. At June 30, 2012 and December 31, 2011, all of our investments were classified as available-for-sale and carried at fair value. At June 30, 2012, all of our investments had maturity dates of less than twenty-four months.

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:

At June 30, 2012

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments:
U.S. government agency debt	$11,849	$0	$(3)	$11,846
Certificates of deposit	4,655	—	—	4,655

Total short-term investments	$16,504	$0	$(3)	$16,501

At December 31, 2011

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments:
U.S. government agency debt	$31,290	$2	$(28)	$31,264
Corporate debt	5,023	3	—	5,026
Certificates of deposit	55,635	—	—	55,635

Total short-term investments	$91,948	$5	$(28)	$91,925

For the three and six months ended June 30, 2012 and 2011, we did not have any realized gains or losses on our investments.

Note 6. Inventories, Net

Components of inventories, net are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Raw material	$9,242	$8,318
Work-in-process	9,559	7,385
Finished goods	15,869	16,302

	$34,670	$32,005

Finished goods inventories includes inventory held on consignment at customer sites of $8.6 million and $7.2 million at June 30, 2012 and December 31, 2011, respectively.

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	Estimated Useful Lives	June 30, 2012	December 31, 2011
		(in thousands)
Machinery and equipment	1.5 to 7 years	$15,989	$14,951
Leasehold improvements	3 to 10 years	7,684	5,747
Office equipment, furniture and fixtures	5 to 7 years	911	1,249
Purchased software	5 to 7 years	2,977	2,733

		27,561	24,680
Less: accumulated depreciation		(8,348)	(6,355)

		$19,213	$18,325

Note 8. Other Intangible Assets, Net

The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization are as follows:

	Weighted Average Life (Years)	June 30, 2012			December 31, 2011
Amortizable Intangible Assets		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Patents	15	$2,670		$(481)	$2,416		$(402)

Amortization expense for the three months ended June 30, 2012 and 2011 was approximately $41,000 and $33,000, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was approximately $79,000 and $64,000, respectively.

Note 9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Accrued payroll and other employee costs	$4,854	$6,274
Accrued research and development costs	1,325	1,627
Accrued material purchases	1,395	1,332
Accrued litigation settlement	1,075	1,125
Accrued professional fees	2,217	1,100
Accrued VAT	1,296	390
Other accrued expenses	1,023	588

	$13,185	$12,436

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $2.5 million and $4.4 million at June 30, 2012 and December 31, 2011, respectively.

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

The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Principal amount	$143,750	$143,750
Unamortized discount	(46,545)	(49,473)

Net carrying amount	$97,205	$94,277

Equity component	$55,038	$55,038

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on June 29, 2012 of $88.80, was approximately $127.7 million. The fair value of our Convertible Notes as presented in Note 4 was $166.9 million at June 30, 2012.

Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the three and six months ended June 30, 2012 and 2011, interest expense related to the Convertible Notes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Stated amount at 3.5% coupon rate	$1,258	$1,258	$2,516	$2,516
Amortization of discount	1,486	1,318	2,928	2,597
Amortization of deferred financing costs	80	71	157	139

	$2,824	$2,647	$5,601	$5,252

Note 11. Stockholders’ Equity

In the six months ended June 30, 2012, we issued an aggregate of 31,820 shares of our common stock upon the exercise of stock options and an aggregate of 34,721 shares of our common stock upon the vesting of restricted stock units.

In the six months ended June 30, 2011, we issued an aggregate of 17,606 shares of our common stock upon the exercise of stock options and an aggregate of 29,692 shares of our common stock upon the vesting of restricted stock units.

Note 12. Share-Based Compensation

We recognize share-based compensation expense related to our stock options and restricted stock units (“RSU’s) based on the estimated fair value of the awards on the date of the grant, net of estimated forfeitures, using an accelerated accrual method over the vesting period. Vesting of share-based awards issued with performance-based vesting criteria must be probable before we begin recording share-based compensation expense. At each reporting period, we review the likelihood that these awards will vest and if vesting is deemed probable, we begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed.

We allocate share-based compensation expense to cost of revenue, selling, general and administrative expense and research and development expense based on the award holders’ employment function. For the three and six months ended June 30, 2012 and 2011, we recorded share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Cost of revenues	$1,022	$533	$1,754	$1,119
Selling, general and administrative	3,606	2,209	5,487	3,653
Research and development	1,713	759	2,814	1,665

	$6,341	$3,501	$10,055	$6,437

A reduction in our estimated forfeiture rate resulted in approximately $1.9 million of additional share-based compensation expense for the three and six months ended June 30, 2012.

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

On August 5, 2008, we adopted the HeartWare International, Inc. 2008 Stock Incentive Plan (“2008 SIP”). The 2008 SIP allowed for the issuance of share-based awards to employees, directors and consultants. We have issued options and RSU’s to employees and directors under the 2008 SIP. As noted below, subsequent to adoption of the HeartWare International, Inc. 2012 Incentive Award Plan, no new awards will be granted under the 2008 SIP.

Upon receipt of stockholder approval on May 31, 2012, we adopted the HeartWare International, Inc. 2012 Incentive Award Plan (“2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, deferred stock, deferred stock units, stock payments and stock appreciation rights (collectively referred to as “Awards”), to our directors, employees and consultants. Under the terms of the 2012 Plan, the total number of shares of our common stock initially reserved for issuance under Awards is 1,375,000, provided that the total number of shares of our common stock that may be issued pursuant to “Full Value Awards” (Awards other than options, SARs or other awards for which the holder pays the intrinsic value existing as of the date of grant whether directly or by forgoing a right to receive a payment from the company) is 1,275,000. As of June 30, 2012, no awards had been issued under the 2012 Plan. Subsequent to adoption of the 2012 Plan, no new awards will be granted under the 2008 SIP (or prior plans). Any outstanding awards under the 2008 SIP and any other plans will continue to be subject to the terms and conditions of the plan from which they were granted.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions established at that time. The following table includes the weighted average assumptions used for options issued in the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend yield	0%	0%	0%	0%
Expected volatility	57.00%	58.24%	57.00%	58.31%
Risk-free interest rate	1.00%	2.10%	1.00%	2.16%
Estimated holding period (years)	6.25	6.25	6.25	6.25

Information related to options granted under all of our plans at June 30, 2012 and activity in the six months then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	381	$34.79
Granted	7	81.37
Exercised	(32)	33.46
Forfeited	(3)	42.80
Expired	—	—

Outstanding at June 30, 2012	353	$35.73	5.40	$18,718

Exercisable at June 30, 2012	260	$34.09	4.75	$14,239

The aggregate intrinsic values at June 30, 2012 noted in the table above represent the closing price of our common stock traded on NASDAQ, less the weighted average exercise price at period end multiplied by the number of options outstanding or exercisable.

At June 30, 2012, 16,791 of the options outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.

The weighted average grant date fair value per share of options issued in the six months ended June 30, 2012 and 2011 was $43.83 and $44.36 per share, respectively.

The total intrinsic value of options exercised in the six months ended June 30, 2012 was approximately $1.4 million. Cash received from options exercised in the six months ended June 30, 2012 was approximately $1.1 million. The total intrinsic value of options exercised in the six months ended June 30, 2011 was approximately $1.0 million. Cash received from options exercised in the six months ended June 30, 2011 was approximately $0.6 million.

At June 30, 2012, there was approximately $1.0 million of unrecognized compensation expense related to non-vested option awards, including performance-based options not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 0.9 years.

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

Information related to RSU’s at June 30, 2012 and activity in the six months then ended is as follows:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	635
Granted	48
Vested/Exercised	(35)
Forfeited	(11)
Expired	—

Outstanding at June 30, 2012	637	1.44	$56,597

Exercisable at June 30, 2012	—	—	$—

The aggregate intrinsic value at June 30, 2012 noted in the table above represents the closing price of our common stock traded on NASDAQ, multiplied by the number of RSU’s outstanding.

At June 30, 2012, 39,117 of the RSU’s outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.

The total intrinsic value of RSU’s vested in the six months ended June 30, 2012 and 2011 was approximately $2.7 million and $2.5 million, respectively.

The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSU’s granted in the six months ended June 30, 2012 and 2011 was $80.67 and $78.77, respectively.

At June 30, 2012, we had approximately $21.1 million of unrecognized compensation expense related to non-vested RSU awards, including awards not yet deemed probable of vesting. The expense is expected to be recognized over a weighted average period of 1.4 years.

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

	Three and Six Months Ended
	June 30,
Common shares issuable upon:	2012	2011
	(in thousands)
Conversion of convertible senior notes	1,438	1,438
Exercise or vesting of share-based awards	990	953

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

Product sales by geographic location were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
United States	$4,196	$6,291	$10,637	$12,189
Germany	10,282	8,214	19,813	13,712
International, excluding Germany	14,575	5,884	24,948	12,463

	$29,053	$20,389	$55,398	$38,364

Revenue from U.S. sources for the three and six months ended June 30, 2012 is lower than comparable periods in 2011 due to variability in clinical enrollment. We completed enrollment in our Destination Therapy trial in May 2012. As the majority of our revenue is generated outside of the U.S., we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the U.S. For the three and six months ended June 30, 2012, no customers exceeded 10% of product sales individually. For the three and six months ended June 30, 2011, one customer accounted for approximately 11% and 10%, respectively, of product sales in the aggregate.

Note 15. Commitments and Contingencies

At June 30, 2012, we had purchase order commitments of approximately $18.4 million related to product costs, supplies, services and property, plant and equipment purchases. Many of our materials and supplies require long lead times and as such purchase order commitments reflect materials that may be received up to one year from the date of order.

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

On June 27, 2011, HeartWare International, Inc. and HeartWare, Inc., along with HeartWare’s directors, certain officers and a significant stockholder, were named as defendants in a putative class action lawsuit filed in Massachusetts state court by two other Series A Preferred Stockholders on behalf of all holders of Series A Preferred Stock. The complaint alleges that the defendants breached their fiduciary and contractual obligations to Series A Preferred Stockholders by preventing them from receiving a payment of the liquidation preference in connection with certain corporate transactions, including a transaction in 2005 in which HeartWare, Inc. was acquired by HeartWare Limited, a subsidiary of HeartWare International, Inc. The plaintiffs seek monetary damages, interest, costs and limited equitable relief. We do not believe HeartWare International, Inc., HeartWare, Inc. or any of our directors, officers or stockholders have abrogated the rights, or in any way failed to satisfy obligations owed to, any of our stockholders, including holders of Series A Preferred Stock. On September 12, 2011, the defendants served on plaintiffs a motion to dismiss the complaint with prejudice. On February 3, 2012, counsel for plaintiffs and defendants entered into a Memorandum of Understanding to settle the matter. Defendants have agreed to pay up to $1.1 million to participating putative class members in exchange for a full and unconditional release of all claims asserted in the litigation, including any and all claims arising from any right to receive a payment upon any liquidation or deemed liquidation event that has arisen or may arise in the future. On March 22, 2012, the parties filed with the court a stipulation of settlement formalizing the settlement agreement. Shortly thereafter, plaintiffs caused notice of the settlement to be made to putative class members. Following a hearing on July 25, 2012, the court entered judgment granting plaintiffs’ motion to finally approve the settlement, including the full and unconditional release of all present and future claims to receive the liquidation preference.

In accordance with ASC 450, Contingencies, we accrue loss contingencies including costs of settlement, damages and defense related to litigation to the extent they are probable and reasonably estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. At December 31, 2011, we determined that settlement of the litigation discussed above was probable and that the reasonably estimable settlement amount is $1.1 million. Accordingly, we recorded a liability for the $1.1 million, a $0.2 million receivable from one of the co-defendants, who is a related party. In the six months ended June 30, 2012, we deposited $50,000 in escrow in connection with the potential settlement. As a result of the settlement approval we recorded a receivable at June 30, 2012 in the amount of $0.8 million representing the estimated contribution we will receive from our insurance carrier in connection with the settlement of this litigation. The anticipated insurance recovery is included in selling, general and administrative expenses in our statement of operations.

Milestone Payment

In connection with the purchase of the assets from Kriton Medical, we entered into a settlement and release agreement pursuant to which we are required to make a milestone payment of $1.25 million within 6 months of the date when the first circulatory assist device is approved for sale in the United States, provided that we have at least $25 million in cash on hand and, if we do not have $25 million at that time, then the payment is deferred until such time that we have $25 million in cash on hand. On April 25, 2012, the FDA’s Circulatory System Devices Advisory Committee voted 9 to 2 that the benefits outweigh the risks for the use of the HeartWare System as a bridge to heart transplantation in patients with end-stage heart failure. The Advisory Committee’s recommendation, while not binding, will be considered by the FDA in its review of the Premarket Approval (PMA) application that HeartWare submitted for the HeartWare System in December 2010. Approval of the PMA application will result in this contingent liability being recognized. We will record the effect of this payment obligation when and if this event occurs.

Note 16. Subsequent Events

Acquisition of World Heart

On August 2, 2012, we completed the acquisition of 100% of the outstanding shares of World Heart Corporation (“World Heart”) for consideration of $8.0 million in the form of approximately 83,000 shares of HeartWare International common stock. The acquisition will expand our intellectual property and technology portfolio. In accordance with accounting standards for business combinations, we will account for the acquisition of World Heart under the acquisition method. Under the acquisition method, the assets and liabilities assumed at the date of acquisition are to be recorded in the consolidated financial statements at their respective fair values at the acquisition date. The excess of the purchase price over the fair value of the acquired net assets, if any, will be recorded as goodwill. We have expensed all legal, consulting and other costs related to the acquisition and have included these costs in selling, general and administrative expenses in our statements of operations. World Heart's results of operations will be included in our consolidated financial statements from the date of acquisition.

We have evaluated events and transactions that occurred subsequent to June 30, 2012 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. Except as disclosed above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

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

Recent key milestones in the development and commercialization of the HeartWare System include the following:

•	In May 2012, we received an expanded European label for long-term use of the HeartWare System in all patients at risk of death from refractory, end-stage heart failure.

•	In May 2012, results from our ADVANCE bridge-to-transplant clinical trial were published in the American Heart Association's journal Circulation.

•

In May 2012, we completed enrollment of our ENDURANCE destination therapy clinical trial. In July 2012, we requested from the U.S. Food and Drug Administration’s (FDA) approval to implant additional Destination Therapy patients under a Continued Access Protocol (CAP) in U.S. centers that implanted a patient in the ENDURANCE trial.

•

On April 25, 2012, the FDA’s Circulatory System Devices Advisory Committee voted 9 to 2 that the benefits outweigh the risks for the use of the HeartWare System as a bridge to heart transplantation in patients with end-stage heart failure.

•

In March 2012, the FDA approved an Investigational Device Exemption Supplement that allows us to enroll a fourth allotment, of 54 additional patients, in our ADVANCE bridge-to-transplant clinical trial under a CAP. In three prior CAP allotments granted by FDA, 202 patients were enrolled between April 2010 and December 2011.

Beyond the HeartWare System, we are also evaluating our next generation device, the MVAD® Pump. The MVAD Pump is a development-stage miniature ventricular assist device, approximately one-third the size of the HVAD Pump. The MVAD Pump is based on the same proprietary impeller suspension technology used in the HVAD Pump, with its single moving part held in place through a combination of passive-magnetic and hydrodynamic forces. Like the HVAD Pump, the MVAD Pump is designed to support the heart's full cardiac output, yet also has the capability for partial support. On September 9, 2011, pre-clinical data was presented at the 19th Congress of the International Society for Rotary Blood Pumps (ISRBP), which demonstrated that the MVAD Pump attained the objectives for system performance, hemocompatability and biocompatibility in Good Laboratory Practice (“GLP”) animal studies, a precursor to human clinical trials. We are currently preparing to commence human clinical studies in the second half of 2012. The MVAD Pump is designed to be implantable by surgical techniques that are even less invasive than those required to implant the HVAD Pump.

We began generating revenue from our products in August 2008 and have incurred net losses in each year since our inception. We expect our losses to continue as we continue to develop commercial markets, expand our research and development into next generation products including the MVAD Pump and related accessories and support on-going and new clinical trial activity.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on February 27, 2012. During the six months ended June 30, 2012, there were no significant changes to any of our significant accounting policies.

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

Results of Operations

Three and six months ended June 30, 2012 and 2011

Revenue, net

In the three and six months ended June 30, 2012 and 2011, we generated revenue from commercial sales outside of the U.S. and sales in connection with our clinical trials in the U.S. The increase in revenue in 2012 is primarily due to increased market penetration outside of the U.S.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(in thousands)			(in thousands)
Revenue, net	$29,053	$20,389	42%	$55,398	$38,364	44%

In the three months ended June 30, 2012, approximately 14% of our product sales were derived in the U.S. compared to approximately 31% in the three months ended June 30, 2011. In the six months ended June 30, 2012, approximately 19% of our product sales were derived in the U.S. compared to 32% in the six months ended June 30, 2011. The percentage of our revenue generated in the U.S. decreased in the three and six months ended June 30, 2012 as compared to the same periods in 2011 primarily due to the continued expansion of our commercial efforts in Europe. Revenue from U.S. sources for the three and six months ended June 30, 2012 is lower than comparable periods in 2011 due to variability in clinical enrollment. We completed enrollment in our Destination Therapy trial in May 2012.

Our sales outside of the U.S. are made in multiple currencies, with the majority of our international revenue denominated in the Euro. In the three and six months ended June 30, 2012, our net international revenue denominated in foreign currencies increased by $6.9 million, or 55%, and $12.8 million, or 56%, respectively, compared to the three and six months ended June 30, 2011. Changes in foreign exchange rates unfavorably impacted revenue by approximately $1.9 million, or 9%, and $2.4 million, or 6%, in the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011.

Prior to FDA approval of the HeartWare System for sale in the U.S., revenue from U.S. sources may vary from quarter to quarter as revenue from U.S. clinical trials is dependent on FDA approval of Continued Access Protocols. In March 2012, the FDA approved an Investigational Device Exemption Supplement that allowed us to enroll a fourth allotment, of 54 additional patients, in our ADVANCE bridge-to-transplant clinical trial under a Continued Access Protocol (CAP). In May 2012, we completed enrollment of our ENDURANCE destination therapy clinical trial and in July 2012 requested from the FDA approval to implant additional patients under a CAP in U.S. centers that implanted a patient in the ENDURANCE trial.

Cost of Revenue

Cost of revenue includes costs associated with manufacturing and distributing our product and consists of direct materials, labor and overhead expenses allocated to the manufacturing process. Cost of revenue totaled approximately $12.7 million and $7.9 million in the three months ended June 30, 2012 and 2011, respectively. Cost of revenue totaled approximately $23.5 million and $15.5 million in the six months ended June 30, 2012 and 2011, respectively.

Gross profit and gross margin percentage are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Gross profit	$16,388	$12,476	$31,905	$22,855
Gross margin %	56.4%	61.2%	57.6%	59.6%

Gross margin percentage for the three and six months ended June 30, 2012 decreased compared to the same periods in 2011 primarily due to the negative impact of currency movements upon revenue, including principally the Euro, and an increase in certain reserves including warranty obligations and obsolescence. During the three and six months ended June 30, 2012 we realized increased expense related to obsolete inventory particularly related to prior versions of our controller, a component of the HVAD system. We also experienced an increase in expired product and warranty expense.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(in thousands)			(in thousands)
Total selling, general and administrative expenses	$14,204	$9,892	44%	$26,920	$18,556	45%
% of operating expenses

The increase of $4.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily a result of an increase in employee costs, including salaries and wages and related costs, of approximately $1.1 million, due to increased headcount to build our global sales and marketing and administrative functions to support expected future growth. We also experienced an increase in non-cash share-based compensation expense of $1.4 million, primarily due to a reduction in our estimated forfeiture rate. Other contributors included increased costs for consultants and contractors of $0.2 million, marketing expenses of $0.2 million and travel expenses of $0.3 million. Increased legal costs of $0.8 million associated with litigation and corporate transaction activity, including the acquisition of World Heart, were offset by the anticipated insurance recovery of $0.8 million related to the settlement of litigation discussed in Note 15 to the accompanying condensed consolidated financial statements.

The increase of $8.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily a result of an increase in employee costs, including salaries and wages and related costs, of approximately $2.8 million, due to increased headcount to build our global sales and marketing and administrative functions to support expected future growth. We also experienced an increase in non-cash share-based compensation expense of $1.8 million, primarily due to a reduction in our estimated forfeiture rate. Other contributors included increased costs for consultants and contractors of $0.6 million, marketing expenses of $0.5 million, travel expenses of $0.6 million and office expenses of $0.2 million. Increased legal costs of $1.1 million associated with litigation and corporate transaction activity, including the acquisition of World Heart, were mostly offset by the anticipated insurance recovery of $0.8 million related to the settlement of litigation discussed in Note 15 to the accompanying condensed consolidated financial statements.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(in thousands)			(in thousands)
Total research and development expenses	$20,005	$10,280	95%	$40,012	$19,580	104%
% of operating expenses

The increase of $9.7 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was due to an increase in costs associated with development projects, including consumables, outside engineering, consultants and contractors, of $4.2 million, related to development projects and on-going clinical trials. We also experienced an increase in employee costs, including salaries and wages and related costs, of approximately $1.1 million related to new product development and an increase in non-cash share-based compensation of $1.0 million due to a reduction in our estimated forfeiture rate. Costs associated with our U.S. clinical trials increased by $3.2 million.

The increase of $20.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was due to an increase in costs associated with development projects, including consumables, outside engineering, consultants and contractors, of $11.2 million, primarily related to development projects and on-going clinical trials. We also experienced an increase in employee costs, including salaries and wages and related costs, of approximately $2.9 million related to new product development and an increase in non-cash share-based compensation of $1.1 million due to a reduction in our estimated forfeiture rate. Costs associated with our U.S. clinical trials increased by $4.4 million.

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

In the three and six months ended June 30, 2012, our net foreign exchange losses totaled approximately $2.2 million and $1.1 million, respectively, compared to net gains of approximately $0.1 million and $0.7 million in the same periods of 2011. In 2012 and 2011, the majority of our realized and unrealized foreign exchange gains and losses were experienced upon the collection of certain accounts receivable that were denominated in foreign currencies, and the translation to U.S. dollars at period end of certain balance sheet accounts, denominated in foreign currencies, primarily the Euro. We expect to continue to realize foreign exchange gains and losses for the foreseeable future as the majority of our sales denominated in foreign currencies are settled in Euros.

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

In the three months ended June 30, 2012, interest expense was approximately $2.82 million, which included $1.26 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.56 million of non-cash amortization of the discount and deferred financing costs. In the three months ended June 30, 2011, interest expense was approximately $2.65 million, which included $1.26 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.39 million of non-cash amortization of the discount and deferred financing costs.

In the six months ended June 30, 2012, interest expense was approximately $5.6 million, which included $2.51 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $3.09 million of non-cash amortization of the discount and deferred financing costs. In the six months ended June 30, 2011, interest expense was approximately $5.25 million, which included $2.51 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $2.74 million of non-cash amortization of the discount and deferred financing costs.

Investment Income, net

Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $0.1 million and $0.2 million in the three and six months ended June 30, 2012, compared to $0.1 million and $0.3 million in the same periods in the prior year. We have had lower cash and investments balances during 2012 and have experienced lower interest rates compared to 2011.

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

As of June 30, 2012, we did not have earnings which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely whether to record a deferred tax asset as we further expand the commercialization of our products.

Liquidity and Capital Resources

As of June 30, 2012, our cash and cash equivalents were approximately $114.5 million as compared to $71.3 million at December 31, 2011.

Following is a summary of our cash flow activities:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(29,270)	$(14,003)
Net cash provided by (used in) investing activities	71,058	(59,952)
Net cash provided by financing activities	1,065	599
Effect of exchange rate changes on cash and cash equivalents	391	52

Net increase (decrease) in cash and cash equivalents	$43,244	$(73,304)

Cash Used in Operating Activities

For the six months ended June 30, 2012, cash used in operating activities included a net loss of approximately $41.6 million and non-cash adjustments to net loss totaling approximately $16.2 million, which primarily consisted of $10.1 million of share-based compensation, $2.9 million for the amortization of the discount on our convertible senior notes and $2.1 million of depreciation and amortization on long-lived assets. Also included in cash used in operating activities in the six months ended June 30, 2012 is approximately $6.8 million related to an increase in accounts receivable, $3.2 million for the purchase and manufacture of inventories and $1.3 million for prepaid expenses and other current assets. These amounts were partially offset by increases in trade accounts payable of $6.0 million and other current liabilities of $0.8 million.

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

Cash Used in Investing Activities

In the six months ended June 30, 2012, net cash provided by investing activities included $75.0 million received upon maturity (net of purchases) of available-for-sale securities, $2.9 million used to acquire property, plant and equipment and $0.8 million paid for a security deposit on a facility lease.

In the six months ended June 30, 2011, net cash used by investing activities included $55.1 million for the purchase (net of maturities in 2011) of available-for sale securities. Other investing activities in the six months ended June 30, 2011 used cash of approximately $4.9 million. These amounts were expended to acquire property, plant and equipment and for capitalized patent costs.

Cash Provided by Financing Activities

The exercise of stock options in the six months ended June 30, 2012 and 2011 resulted in cash proceeds of approximately $1.1 million and $0.6 million, respectively.

Operating Capital and Capital Expenditure Requirements

We have incurred operating losses to date and anticipate that we will continue to incur substantial net losses as we expand our sales and marketing capabilities, and develop new products. For the remainder of 2012, cash on hand is expected to primarily be used to fund our ongoing operations, including;

•	Expanding our sales and marketing capabilities on a global basis, including preparing for the commercial launch in the U.S. of the HeartWare System subject to FDA approval,

•	continued product development, including first human implants and clinical trials of next generation projects,

•	existing and new clinical trials,

•	regulatory and other compliance functions, and

•	general working capital.

We expect to experience increased cash requirements for inventory and other working capital requirements to support continued growth.

Our convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. During the quarter ended June 30, 2012 we paid the $2.5 million interest payment that was due on June 15, 2012. The $2.5 million interest payments that were due on June 15 and December 15, 2011 were also paid on a timely basis. Based on the outstanding principal amount of our convertible senior notes at June 30, 2012, the semi-annual interest payment due on December 15, 2012 will be approximately $2.5 million. This amount is expected to be paid from cash on hand.

We believe cash on hand and investment balances as of June 30, 2012 are sufficient to support our planned operations for at least the next twelve months.

Because of the numerous risks and uncertainties associated with the development of medical devices we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to maintain regulatory approvals, fund commercial expansion. and develop and obtain regulatory approvals for new products. Our future capital requirements will depend on many factors, including but not limited to the following:

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

Contractual Obligations

In the six months ended June 30, 2012, there were no material changes to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012, outside the ordinary course of business.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factor reflects a material addition to the Risk Factors set forth in our 2011 Annual Report on Form 10-K.

Global market and economic conditions may exacerbate certain risks affecting our business.

International markets, especially Europe, represent a major part of our present business. Approximately 86% of our second quarter 2012 revenues were derived from international sales and much of our marketing efforts are focused on European countries. Although not materially impacted to date, our accounts receivable in certain European countries may be subject to significant payment delays due to government funding and reimbursement practices or limited financial flexibility of our distributors. European governments have announced or implemented austerity measures to constrain the overall level of government expenditures, which may include reforming health care coverage and reducing health care costs. These measures will continue to exert pressure on our customers and may impact their ability to pay for product on a timely basis or to maintain their current purchasing patterns. These adverse market and economic conditions could reduce our product sales and revenue, result in additional allowances, or reduce credit sales to our distribution network.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of HeartWare International, Inc. (1)

3.2	Bylaws of HeartWare International, Inc. (1)

10.1	Offer Letter, dated as of June 18, 2012, between HeartWare, Inc. and Peter McAree

10.2	HeartWare International, Inc. 2012 Incentive Award Plan

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements. ***

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.

Date: August 7, 2012	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2012	/s/ Peter F. McAree
Peter F. McAree
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Offer Letter, dated as of June 18, 2012, between HeartWare, Inc. and Peter McAree

10.2	HeartWare International, Inc. 2012 Incentive Award Plan

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.