Form 10-Q
period 2012-09-30
HeartWare International, Inc.
filed 2012-11-09
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 26, 2012
Common Stock, $0.001 Par Value Per Share	14,423,775

References

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to:

•

“HeartWare,” “the Company,” “HeartWare Group,” “we,” “us” and “our” refer to HeartWare International, Inc. and its consolidated subsidiaries, HeartWare Pty. Limited, HeartWare, Inc., HeartWare GmbH, HeartWare (UK) Limited and HeartWare France.

•	“HeartWare International, Inc.” refers to HeartWare International, Inc., a Delaware corporation incorporated on July 29, 2008.

•	“HeartWare Pty. Limited” refers to HeartWare Pty. Limited (formerly known as HeartWare Limited), an Australian proprietary corporation originally incorporated on November 26, 2004.

•	“HeartWare, Inc.” refers to HeartWare, Inc., a Delaware corporation incorporated on April 3, 2003. HeartWare, Inc. was acquired by HeartWare Pty. Limited on January 24, 2005.

•	“HeartWare GmbH” refers to HeartWare GmbH, a German corporation established on February 19, 2010.

•	“HeartWare (UK) Limited” refers to HeartWare (UK) Limited, a limited liability corporation established in the United Kingdom on February 19, 2010.

•	“HeartWare France” refers to HeartWare France, a French corporation established on August 16, 2011.

•	“World Heart Corporation” refers to World Heart Corporation, a Delaware corporation acquired by HeartWare, International, Inc. on August 2, 2012.

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

•	our expectations with respect to the integrity or capabilities of our intellectual property position;

•	our ability and plans to commercialize our existing products;

•	our ability and plans to develop and commercialize new products and the expected features and functionalities and possible benefits of these products; and

•	our estimates regarding our capital requirements and financial performance, including earnings fluctuation.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,883	$71,257
Short-term investments, net	5,743	91,925
Accounts receivable, net	16,919	14,953
Inventories, net	38,654	32,005
Prepaid expenses and other current assets	6,237	4,507

Total current assets	179,436	214,647
Property, plant and equipment, net	19,413	18,325
Goodwill	1,190	—
Other intangible assets, net	6,130	2,014
Deferred financing costs, net	2,413	2,653
Other assets	3,431	3,093

Total assets	$212,013	$240,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,374	$5,025
Other accrued liabilities	15,622	12,436

Total current liabilities	24,996	17,461
Convertible senior notes, net	98,737	94,277
Other long-term liabilities	4,140	2,210

Commitments and contingencies – See Note 16

Stockholders’ equity:
Preferred stock - $.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock - $.001 par value; 25,000 shares authorized; 14,423 and 14,114 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	14	14
Additional paid-in capital	340,953	316,748
Accumulated deficit	(248,937)	(182,324)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(7,890)	(7,631)
Unrealized loss on investments	—	(23)

Total accumulated other comprehensive loss	(7,890)	(7,654)
Total stockholders’ equity	84,140	126,784

Total liabilities and stockholders’ equity	$212,013	$240,732

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue, net	$22,862	$21,340	$78,261	$59,704
Cost of revenue	10,925	7,884	34,418	23,392

Gross profit	11,937	13,456	43,843	36,312

Operating expenses:

Selling, general and administrative	13,768	10,833	40,687	29,389
Research and development	21,379	12,705	61,392	32,285

Total operating expenses	35,147	23,538	102,079	61,674

Loss from operations	(23,210)	(10,082)	(58,236)	(25,362)

Other income (expense):

Foreign exchange gain (loss)	1,153	(1,433)	63	(707)
Interest expense	(2,876)	(2,689)	(8,477)	(7,941)
Investment income, net	28	118	198	413
Other, net	(81)	122	(161)	106

Loss before income taxes	(24,986)	(13,964)	(66,613)	(33,491)
Provision for income taxes	—	—	—	—

Net loss	$(24,986)	$(13,964)	$(66,613)	$(33,491)

Net loss per common share — basic and diluted	$(1.75)	$(1.00)	$(4.70)	$(2.41)

Weighted average shares outstanding — basic and diluted	14,274	13,948	14,185	13,924

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(24,986)	$(13,964)	$(66,613)	$(33,491)
Other comprehensive income (loss)
Foreign currency translation adjustments	(189)	(261)	(259)	(170)
Unrealized gain (loss) on investments	3	3	23	(22)

Comprehensive loss	$(25,172)	$(14,222)	$(66,849)	$(33,683)

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except per share data)

	Common Shares, $0.001 Par Value Per Share		Additional Paid-In Capital	Accumulate Deficit	Accumulated Other Comprehensive Loss	Stockholders Equity
	Shares Issued	Amount
Balance, December 31, 2011	14,114	$14	$316,748	$(182,324)	$(7,654)	$126,784
Issuance of shares in connection with acquisition of World Heart	83	—	6,942	—	—	6,942
Issuance of common stock pursuant to share-based awards	226	—	2,316	—	—	2,316
Share-based compensation	—	—	14,947	—	—	14,947
Net loss	—	—	—	(66,613)	—	(66,613)
Other comprehensive loss	—	—	—	—	(236)	(236)

Balance, September 30, 2012	14,423	$14	$340,953	$(248,937)	$(7,890)	$84,140

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,613)	$(33,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	3,322	1,675
Amortization of intangible assets	123	99
Share-based compensation expense	14,947	9,995
Amortization of premium on investments	534	680
Amortization of discount on convertible senior notes	4,460	3,955
Amortization of deferred financing costs	239	212
Other	485	221
Change in operating assets and liabilities:
Accounts receivable	(2,190)	7,397
Inventories, net	(6,684)	(14,020)
Prepaid expenses and other current assets	(1,194)	(2,533)
Accounts payable	4,349	679
Accrued interest on convertible senior notes	1,262	1,258
Other accrued liabilities	(50)	2,983
Other long-term liabilities	672	1,947

Net cash used in operating activities	(46,338)	(18,943)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(15,000)	(120,658)
Maturities of investments	101,507	55,000
Acquisition of World Heart, net of cash acquired	3,687	—
Additions to property, plant and equipment, net	(4,201)	(8,529)
Additions to patents	(376)	(409)
Cash paid for security deposits	(750)	—

Net cash provided by (used in) investing activities	84,867	(74,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,316	659
Payment of common stock issuance costs	—	(1)

Net cash provided by financing activities	2,316	658

Effect of exchange rate changes on cash and cash equivalents	(219)	(143)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,626	(93,024)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	71,257	192,148

CASH AND CASH EQUIVALENTS — END OF PERIOD	$111,883	$99,124

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

HeartWare International, Inc., referred to in these notes collectively with its subsidiaries HeartWare Pty. Limited, HeartWare, Inc., HeartWare (UK) Limited, HeartWare GmbH, HeartWare France and World Heart Corporation as “we,” “our,” “HeartWare” or the “Company,” is a medical device company that develops, manufactures and markets miniaturized implantable heart pumps, or ventricular assist devices, to treat patients suffering from advanced heart failure.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from our audited financial statements. The condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and cash flows for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2012.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

Note 2. Liquidity

At September 30, 2012, we had approximately $117.6 million of cash, cash equivalents and investments. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. We have incurred substantial losses from operations since our inception, and such losses have continued through September 30, 2012. At September 30, 2012, we had an accumulated deficit of approximately $248.9 million.

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

For the remainder of 2012, our cash, cash equivalents and investments are expected to primarily be used to fund our ongoing operations including preparing for commercial launch of the HeartWare® Ventricular Assist System (the “HeartWare System”) in the United States, which remains subject to FDA approval, research and development of new products, managing on-going and new clinical trials, and regulatory and other compliance functions, as well as for general working capital. We believe our cash, cash equivalents and investment balances are sufficient to support our planned operations for at least the next twelve months.

Note 3. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of HeartWare International, Inc., and its subsidiaries described in Note 1. All inter-company balances and transactions have been eliminated in consolidation. We hold certain investments in small development stage entities. In accordance with FASB ASC 810, we analyzed the investments to determine if the investments are variable interests or interests that gave us a controlling financial interest in a variable interest entity (“VIE”). As of September 30, 2012, we determined there were no VIE’s required to be consolidated, because we are not the primary beneficiary, as we do not have the power to direct the most meaningful activities of the VIE. Investments where the Company does not exercise operating and financial control are accounted for under the equity method or cost method depending on our ownership interest.

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

Receivables

Accounts receivable consists of amounts due from the sale of our HeartWare System to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but do not require collateral or any other security to support credit sales. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. At September 30, 2012 and December 31, 2011, no customer had an accounts receivable balance greater than 10% of our total accounts receivable.

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

The following table summarizes the change in our allowance for doubtful accounts for the nine months ended September 30, 2012 and 2011:

	2012	2011
	(in thousands)
Beginning balance	$500	$600
Additions (bad debt expense)	250	300
Deductions (charge-offs)	—	(573)

Ending balance	$750	$327

As of September 30, 2012 and December 31, 2011, we did not have an allowance for returns.

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

Deferred Financing Costs

Costs incurred in connection with the issuance of our convertible senior notes have been allocated between the liability component and the equity component as further discussed in Note 11. The liability component of the issuance costs incurred was capitalized and is included in deferred financing costs, net on our condensed consolidated balance sheets. These costs are being amortized using the effective interest method through December 15, 2017, the maturity date of the notes, and such amortization expense is reflected in interest expense on our condensed consolidated statements of operations. The amount of amortization for the three months ended September 30, 2012 and 2011 was approximately $0.1 million for each period. The amount of amortization for the nine months ended September 30, 2012 and 2011 was approximately $0.2 million for each period. The amount of accumulated amortization at September 30, 2012 and December 31, 2011 was approximately $0.5 million and $0.3 million, respectively.

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

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenue and are not included in product warranty liability. No such costs were incurred in the three and nine months ended September 30, 2012 and 2011.

The following table summarizes the change in our warranty liability for the nine months ended September 30, 2012 and 2011:

	2012	2011
	(in thousands)
Beginning balance	$203	$291
Accrual for (reversal of) warranty expense	668	(21)
Warranty costs incurred during the period	(453)	(34)

Ending balance	$418	$236

Leases

We lease all of our administrative and manufacturing facilities. We recognize rent expense on a straight-line basis over the terms of our leases. Any scheduled rent increases, rent holidays and other related incentives are recognized on a straight-line basis over the terms of the leases. The difference between the cash rental payments and the straight-line recognition of rent expense over the terms of the leases results in a deferred rent asset or liability. As of September 30, 2012, the long-term portion of our deferred rent liability of approximately $2.9 million is included in other long-term liabilities on our condensed consolidated balance sheets.

Fair Value Measurements

The carrying amounts reported on our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of September 30, 2012 and December 31, 2011 and are carried at fair value. See Note 5, “Fair Value Measurements” and Note 11, “Debt” for more information.

Vendor Concentration

For the three and nine months ended September 30, 2012, we purchased approximately 57% and 66%, respectively, of our inventory components and supplies from three vendors. For the three and nine months ended September 30, 2011, we purchased approximately 61% and 59%, respectively of our inventory components and supplies from the same three vendors. In addition, one of these vendors supplies consulting services and material used in research and development activities. As of September 30, 2012 and 2011, the amounts due to these vendors totaled approximately $1.4 million and $0.9 million, respectively.

We purchase certain important components of the HeartWare System from single-source suppliers. We cannot guarantee that we can secure alternative suppliers that could provide similar components on comparable terms and consistent with regulatory requirements. A change in suppliers could cause a delay in manufacturing and a possible loss of product sales or result in higher component costs, all of which would have a negative effect on our results of operations.

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

New Accounting Standards

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of ASC No. 2011-08 did not affect our consolidated financial position, results of operations or cash flows.

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

Note 4. Acquisition of World Heart

On August 2, 2012, we completed the acquisition of 100% of the outstanding shares of World Heart Corporation (“World Heart”) for consideration of approximately 83,000 shares of HeartWare International common stock, valued at approximately $6.9 million. The fair value of the shares issued was determined on the basis of the closing market price of HeartWare International common stock on the acquisition date. The acquisition expands our intellectual property and technology portfolio. In accordance with accounting standards for business combinations, we accounted for the acquisition of World Heart under the acquisition method. Under the acquisition method, the assets and liabilities assumed at the date of acquisition were recorded in the consolidated financial statements at their respective fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. World Heart’s results of operations are included in our consolidated financial statements from the date of acquisition.

The determination of the estimated fair value of the acquired assets and liabilities required management to make significant estimates and assumptions. We determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. We also hired an independent third party to assist in the valuation of purchased intangible assets and goodwill. The following table summarizes the purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Assets
Short-term:
Cash and cash equivalents	$3,689
Other current assets	1,116
Long-term:
Property, plant and equipment	307
In-process research and development	2,536
Intangible assets	1,327
Goodwill	1,190

Total Assets	10,165
Liabilities
Current	1,964
Non-current	1,258

Net Assets Purchased	$6,943

Intangible assets are expected to be amortized on a straight-line based over the useful life of the acquired asset.

Valuing components of the acquisition, including intangible assets, required us to make estimates. Due to the short period of time since the acquisition, we are still obtaining and analyzing information necessary for determining the fair value of certain assets and liabilities as of that date. Consequently, the purchase price allocation is considered preliminary.

In-process research and development has an indefinite life. At the time the economic life becomes determinable (upon project completion or abandonment) the amount will be amortized over its expected remaining life. Goodwill will not be amortized but will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise

All legal, consulting and other costs related to the acquisition aggregating approximately $1.1 million have been expensed as incurred and are included in selling, general and administrative expenses in our statements of operations. Pro forma results of operations have not been presented because the effect of this acquisition was not material our consolidated financial position, results of operations or cash flows.

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

At September 30, 2012
				Fair Value Measurements at the Reporting Date Using
	Carrying		Fair
	Value		Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$5,743		$5,743	$—	$5,743	$—

Liabilities
Convertible senior notes	98,737	(1)	174,699	—	174,699	—

At December 31, 2011
				Fair Value Measurements at the Reporting Date Using
	Carrying		Fair
	Value		Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$91,925		$91,925	$—	$91,925	$—

Liabilities
Convertible senior notes	94,277	(1)	145,259	—	145,259	—

(1)	The carrying amount of our convertible senior notes is net of unamortized discount. See Note 11, “Debt” for more information.

The fair value of our investments and convertible senior notes was determined using quoted prices (including trade data) for the instruments in markets that are not active. The fair value of our convertible senior notes is presented for disclosure purposes only.

Note 6. Investments

We have cash investment policies that limit investments to investment grade rated securities. At September 30, 2012 and December 31, 2011, all of our investments were classified as available-for-sale and carried at fair value. At September 30, 2012, all of our investments had maturity dates of less than twenty-four months.

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:

At September 30, 2012

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments:
U.S. government agency debt	$502	$—	$—	$502
Corporate debt	810	—	—	810
Certificates of deposit	4,431	—	—	4,431

Total short-term investments	$5,743	$—	$—	$5,743

At December 31, 2011

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments:
U.S. government agency debt	$31,290	$2	$(28)	$31,264
Corporate debt	5,023	3	—	5,026
Certificates of deposit	55,635	—	—	55,635

Total short-term investments	$91,948	$5	$(28)	$91,925

For the three and nine months ended September 30, 2012 and 2011, we did not have any realized gains or losses on our investments.

Note 7. Inventories, Net

Components of inventories, net are as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Raw material	$9,106	$8,318
Work-in-process	11,295	7,385
Finished goods	18,253	16,302

	$38,654	$32,005

Finished goods inventories includes inventory held on consignment at customer sites of approximately $8.8 million and $7.2 million at September 30, 2012 and December 31, 2011, respectively.

Note 8. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	Estimated Useful Lives	September 30, 2012	December 31, 2011
		(in thousands)
Machinery and equipment	1.5 to 7 years	$16,843	$14,951
Leasehold improvements	3 to 10 years	7,824	5,747
Office equipment, furniture and fixtures	5 to 7 years	912	1,249
Purchased software	5 to 7 years	3,463	2,733

		29,042	24,680
Less: accumulated depreciation		(9,629)	(6,355)

		$19,413	$18,325

Note 9. Intangible Assets, Net

The gross carrying amount of intangible assets and the related accumulated amortization for intangible assets are as follows:

	Weighted Average Life (Years)	September 30, 2012		December 31, 2011
Amortizable Intangible Assets		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			(in thousands)
Patents	15.3	$ 4,119	$ (525)	$ 2,416	$ (402)
In-process research and development	Indefinite	2,536	—	—	—

Amortization expense for the three months ended September 30, 2012 and 2011 was approximately $43,000 and $35,000, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was approximately $123,000 and $73,000, respectively.

Note 10. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Accrued payroll and other employee costs	$6,934	$6,274
Accrued material purchases	1,955	1,332
Accrued research and development costs	1,679	1,627
Accrued interest payable	1,490	210
Accrued VAT	1,186	390
Accrued litigation settlement	—	1,125
Accrued professional fees	949	1,100
Other accrued expenses	1,429	378

	$15,622	$12,436

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $3.8 million and $4.4 million at September 30, 2012 and December 31, 2011, respectively.

Note 11. Debt

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

The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Principal amount	$143,750	$143,750
Unamortized discount	(45,013)	(49,473)

Net carrying amount	$98,737	$94,277

Equity component	$55,038	$55,038

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on September 28, 2012 of $94.49 per share, was approximately $135.8 million. The fair value of our Convertible Notes as presented in Note 5 was $174.7 million at September 30, 2012.

Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the three and nine months ended September 30, 2012 and 2011, interest expense related to the Convertible Notes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Stated amount at 3.5% coupon rate	$1,258	$1,258	$3,774	$3,774
Amortization of discount	1,532	1,358	4,460	3,955
Amortization of deferred financing costs	82	73	239	212

	$2,872	$2,689	$8,473	$7,941

Note 12. Stockholders’ Equity

In addition to the approximately 83,000 shares issued in connection with the acquisition of World Heart, see Note 4, “Acquisition of World Heart”, in the nine months ended September 30, 2012, we issued an aggregate of 65,808 shares of our common stock upon the exercise of stock options and an aggregate of 160,830 shares of our common stock upon the vesting of restricted stock units.

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

We allocate share-based compensation expense to cost of revenue, selling, general and administrative expense and research and development expense based on the award holders’ employment function. For the three and nine months ended September 30, 2012 and 2011, we recorded share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Cost of revenue	$698	$546	$2,451	$1,665
Selling, general and administrative	2,746	1,993	8,234	5,647
Research and development	1,449	1,019	4,262	2,683

	$4,893	$3,558	$14,947	$9,995

The increase in share-based compensation expense for the three and nine months ended September 30, 2012, compared to the same periods of the prior year, is primarily due to the increased number of awards outstanding during 2012 and a reduction in our estimated forfeiture rate recognized in the second quarter of 2012.

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

Upon receipt of stockholder approval on May 31, 2012, we adopted the HeartWare International, Inc. 2012 Incentive Award Plan (“2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, deferred stock, deferred stock units, stock payments and stock appreciation rights (collectively referred to as “Awards”), to our directors, employees and consultants. Under the terms of the 2012 Plan, the total number of shares of our common stock initially reserved for issuance under Awards is 1,375,000, provided that the total number of shares of our common stock that may be issued pursuant to “Full Value Awards” (Awards other than options, SARs or other awards for which the holder pays the intrinsic value existing as of the date of grant whether directly or by forgoing a right to receive a payment from the Company) is 1,275,000. As of September 30, 2012, 27,550 awards had been issued under the 2012 Plan. Subsequent to adoption of the 2012 Plan, no new awards will be granted under the 2008 SIP (or prior plans). Any outstanding awards under the 2008 SIP and any other plans will continue to be subject to the terms and conditions of the plan from which they were granted.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions established at that time. No options were issued in the three months ended September 30, 2012. The following table includes the weighted average assumptions used for options issued in the three months ended September 30, 2011 and the nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2012	2011
Dividend yield	0%	0%	0%
Expected volatility	58.00%	57.00%	58.23%
Risk-free interest rate	1.40%	1.00%	1.97%
Estimated holding period (years)	6.25	6.25	6.25

Information related to options granted under all of our plans at September 30, 2012 and activity in the nine months then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	381	$34.79
Granted	7	81.37
Exercised	(66)	35.20
Forfeited	(4)	42.26
Expired	—	—

Outstanding at September 30, 2012	318	$36.21	5.24	$18,564

Exercisable at September 30, 2012	257	$33.32	4.75	$15,736

The aggregate intrinsic values at September 30, 2012 noted in the table above represent the closing price of our common stock traded on NASDAQ, less the weighted average exercise price at period end multiplied by the number of options outstanding or exercisable.

At September 30, 2012, 16,791 of the options outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.

The weighted average grant date fair value per share of options issued in the nine months ended September 30, 2012 and 2011 was $43.83 and $41.92 per share, respectively.

The total intrinsic value of options exercised in the nine months ended September 30, 2012 was approximately $3.3 million. Cash received from options exercised in the nine months ended September 30, 2012 was approximately $2.3 million. The total intrinsic value of options exercised in the nine months ended September 30, 2011 was approximately $1.1 million. Cash received from options exercised in the nine months ended September 30, 2011 was approximately $0.7 million.

At September 30, 2012, there was approximately $0.9 million of unrecognized compensation expense related to non-vested option awards, including performance-based options not yet deemed probable of vesting. This expense is expected to be recognized over a weighted average period of one year.

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

Information related to RSU’s at September 30, 2012 and activity in the nine months then ended is as follows:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	635
Granted	75
Vested/Exercised	(161)
Forfeited	(15)
Expired	—

Outstanding at September 30, 2012	534	1.53	$50,479

Exercisable at September 30, 2012	—	—	$—

The aggregate intrinsic value at September 30, 2012 noted in the table above represents the closing price of our common stock traded on NASDAQ, multiplied by the number of RSU’s outstanding.

At September 30, 2012, 39,617 of the RSU’s outstanding that are not yet exercisable are subject to performance-based vesting criteria as described above.

The total intrinsic value of RSU’s vested in the nine months ended September 30, 2012 and 2011 was approximately $14.3 million and $9.6 million, respectively.

The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSU’s granted in the nine months ended September 30, 2012 and 2011 was $85.85 and $76.64, respectively.

At September 30, 2012, we had approximately $19.1 million of unrecognized compensation expense related to non-vested RSU awards, including awards not yet deemed probable of vesting. This expense is expected to be recognized over a weighted average period of 1.5 years.

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

	Three and Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Common shares issuable upon:
Conversion of convertible senior notes	1,438	1,438
Exercise or vesting of share-based awards	852	840

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

Product sales by geographic location were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
United States	$3,627	$7,606	$14,264	$19,795
Germany	9,756	8,569	29,570	22,281
International, excluding Germany	9,479	5,165	34,427	17,628

	$22,862	$21,340	$78,261	$59,704

Revenue from U.S. sources for the three and nine months ended September 30, 2012 is lower than comparable periods in 2011 due to variability in clinical enrollment. We completed enrollment in our Destination Therapy trial in May 2012. As the majority of our revenue is generated outside of the U.S., we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the U.S. For the three and nine months ended September 30, 2012 and 2011, no customers exceeded 10% of product sales individually.

Note 16. Commitments and Contingencies

At September 30, 2012, we had purchase order commitments of approximately $29.7 million related to product costs, supplies, services and property, plant and equipment purchases. Many of our materials and supplies require long lead times and as such purchase order commitments reflect materials that may be received up to one year from the date of order.

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

On February 24, 2010, we received a letter from two holders of Series A Preferred Stock in HeartWare, Inc., an indirect subsidiary of HeartWare International, Inc. These holders requested various financial and other information regarding HeartWare, Inc. for the purpose of determining the Company’s compliance with their rights as holders of Series A Preferred Stock, including whether a liquidation event has occurred since inception in 2003. HeartWare, Inc. issued Series A-1 and Series A-2 Preferred Stock to certain equity holders of Kriton Medical, Inc. when HeartWare, Inc. purchased out of bankruptcy substantially all of the assets of Kriton in July 2003. The Series A-1 and Series A-2 Preferred Stock do not have voting or dividend rights but, prior to the settlement described below, entitled the holders thereof to receive, upon certain liquidation events of HeartWare, Inc. (but not the liquidation of or change of control of HeartWare International, Inc.), an amount equal to $10 per share of Series A-1 and $21 per share of Series A-2. The aggregate liquidation preference payment obligation totaled approximately $15 million.

On June 27, 2011, HeartWare International, Inc. and HeartWare, Inc., along with HeartWare’s directors, certain officers and a significant stockholder, were named as defendants in a putative class action lawsuit filed in Massachusetts state court by two other Series A Preferred Stockholders on behalf of all holders of Series A Preferred Stock. The complaint alleged that the defendants breached their fiduciary and contractual obligations to Series A Preferred Stockholders by preventing them from receiving a payment of the liquidation preference in connection with certain corporate transactions, including a transaction in 2005 in which HeartWare, Inc. was acquired by HeartWare Limited, a subsidiary of HeartWare International, Inc. The plaintiffs sought monetary damages, interest, costs and limited equitable relief. We do not believe HeartWare International, Inc., HeartWare, Inc. or any of our directors, officers or stockholders have abrogated the rights, or in any way failed to satisfy obligations owed to, any of our stockholders, including holders of Series A Preferred Stock. On September 12, 2011, the defendants served on plaintiffs a motion to dismiss the complaint with prejudice. On February 3, 2012, counsel for plaintiffs and defendants entered into a Memorandum of Understanding to settle the matter. Defendants agreed to pay up to $1.1 million to participating putative class members in exchange for a full and unconditional release of all claims asserted in the litigation, including any and all claims arising from any right to receive a payment upon any liquidation or deemed liquidation event that has arisen or may arise in the future. On March 22, 2012, the parties filed with the court a stipulation of settlement formalizing the settlement agreement. Shortly thereafter, plaintiffs caused notice of the settlement to be made to putative class members. Following a hearing on July 25, 2012, the court entered judgment granting plaintiffs’ motion to finally approve the settlement, including the full and unconditional release of all present and future claims to receive the liquidation preference, and dismissed the case with prejudice.

In accordance with ASC 450, Contingencies, we accrue loss contingencies including costs of settlement, damages and defense related to litigation to the extent they are probable and reasonably estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. At December 31, 2011, we determined that settlement of the litigation discussed above was probable and that the reasonably estimable settlement amount was $1.1 million. Accordingly, we recorded a liability for the $1.1 million and a $0.2 million receivable from one of the co-defendants, who is a related party. On September 4, 2012, defendants funded the settlement after receiving $0.8 million from our insurance carrier in connection with the settlement of this litigation. The insurance recovery is included in selling, general and administrative expenses in our statement of operations.

Milestone Payment

In connection with the purchase of the assets from Kriton Medical in 2003, we entered into a settlement and release agreement pursuant to which we are required to make a milestone payment of $1.25 million within 6 months of the date when the first circulatory assist device is approved for sale in the United States, provided that we have at least $25 million in cash on hand and, if we do not have $25 million at that time, then the payment is deferred until such time that we have $25 million in cash on hand. We submitted a Premarket Approval (PMA) application to the FDA for the HeartWare System in December 2010. Approval of the PMA application by the FDA would result in this contingent liability being recognized. We will record the effect of this payment obligation when and if this event occurs.

Note 17. Subsequent Events

We have evaluated events and transactions that occurred subsequent to September 30, 2012 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. We did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

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

The HeartWare® Ventricular Assist System (the “HeartWare System”), which includes a ventricular assist device (“VAD”), or blood pump, patient accessories and surgical tools, is designed to provide circulatory support for patients in the advanced stage of heart failure. The core of the HeartWare System is a proprietary continuous flow blood pump, the HVAD® Pump, which is a full-support device capable of pumping up to 10 liters of blood per minute. The HeartWare System is designed to be implanted adjacent to the heart, avoiding the abdominal surgery generally required to implant similar devices.

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

Recent key milestones in the development and commercialization of the HeartWare System include the following:

•	On August 2, 2012, we completed the acquisition of 100% of the outstanding shares of World Heart Corporation. The acquisition will expand our intellectual property and technology portfolio.

•	In May 2012, we received an expanded European label for long-term use of the HeartWare System in all patients at risk of death from refractory, end-stage heart failure.

•	In May 2012, results from our ADVANCE bridge-to-transplant clinical trial were published in the American Heart Association’s journal Circulation.

•	In May 2012, we completed enrollment of our ENDURANCE destination therapy clinical trial.

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

We began generating revenue from our products in August 2008 and have incurred net losses in each year since our inception. We expect our losses to continue as we continue to develop commercial markets, expand our research and development into next generation products, including the MVAD Pump, and related accessories and support on-going and new clinical trial activity.

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

We are headquartered in Framingham, Massachusetts. We have facilities in Miami Lakes, Florida, Sydney, Australia, Hannover, Germany and Salt Lake City, Utah.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on February 27, 2012. During the nine months ended September 30, 2012, there were no significant changes to any of our significant accounting policies.

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

Results of Operations

Three and nine months ended September 30, 2012 and 2011

Revenue, net

In the three and nine months ended September 30, 2012 and 2011, we generated revenue from commercial sales outside of the U.S. and sales in connection with our clinical trials in the U.S. The increase in revenue in 2012 is primarily due to increased market penetration outside of the U.S.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(in thousands)			(in thousands)
Revenue, net	$22,862	$21,340	7%	$78,261	$59,704	31%

The growth in revenue is primarily driven by strong international sales as we continue to expand our market reach and penetration on a global basis. Revenue from international markets increased approximately 40% to $19.2 million in the third quarter of 2012, from $13.7 million in the third quarter of 2011. The increase was partially offset by a decrease in revenue generated in the U.S. due to variability of product sales associated with clinical trial enrollment.

Prior to FDA approval of the HeartWare System for sale in the U.S., revenue from U.S. sources has varied and will continue to vary from quarter to quarter as revenue from U.S. clinical trials is dependent on FDA approval of Continued Access Protocols. In March 2012, the FDA approved an Investigational Device Exemption Supplement that allowed us to enroll a fourth allotment, of 54 additional patients, in our ADVANCE bridge-to-transplant clinical trial under a Continued Access Protocol (CAP). We expect to complete enrollment of the fourth allotment in the fourth quarter of 2012. In May 2012, we completed enrollment of our ENDURANCE destination therapy clinical trial. A request for approval to implant additional patients under a CAP in U.S. centers that implanted a patient in the ENDURANCE trial is in progress.

Domestic revenue decreased approximately 52% to $3.7 million in the third quarter of 2012, from $7.6 million in the third quarter of 2011. In the three months ended September 30, 2012, approximately 16% of our product sales were derived in the U.S. compared to approximately 36% in the three months ended September 30, 2011. In the nine months ended September 30, 2012, approximately 18% of our product sales were derived in the U.S. compared to 33% in the nine months ended September 30, 2011.

Our sales are made in multiple currencies including the Euro. In the three and nine months ended September 30, 2012, our net revenue denominated in foreign currencies increased by $3.0 million, or 23%, and $15.8 million, or 44%, respectively, compared to the three and nine months ended September 30, 2011. Changes in foreign exchange rates unfavorably impacted revenue by approximately $1.8 million, or 8%, and $4.4 million, or 7%, in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011.

Cost of Revenue

Cost of revenue includes costs associated with manufacturing and distributing our product and consists of direct materials, labor and overhead expenses allocated to the manufacturing process. Cost of revenue totaled approximately $10.9 million and $7.9 million in the three months ended September 30, 2012 and 2011, respectively. Cost of revenue totaled approximately $34.4 million and $23.4 million in the nine months ended September 30, 2012 and 2011, respectively.

Gross profit and gross margin percentage are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Gross profit	$11,937	$13,456	$43,843	$36,312
Gross margin %	52.2%	63.1%	56.0%	60.8%

Gross margin percentage for the three and nine months ended September 30, 2012 decreased compared to the same periods in 2011 due to an increase in certain reserves including warranty obligations, inventory obsolescence and adjustments to value inventory at the lower of cost or market. We also experienced an increase in overhead expenses that were not offset by a proportional increase in unit sales volume and a negative impact of foreign currency movements upon revenue, principally the Euro.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(in thousands)			(in thousands)
Total selling, general and administrative expenses	$13,768	$10,833	27%	$40,687	$29,389	38%
% of operating expenses	39.2%	46.0%		39.9%	47.7%

The increase of $2.9 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily a result of an increase in employee costs, including salaries and wages and related costs, of approximately $0.9 million, due to increased headcount to build our global sales and marketing and administrative functions to support expected future growth. We also experienced an increase in non-cash share-based compensation expense of $0.8 million, due to an increase in the number of outstanding awards and a reduction in our estimated forfeiture rate in 2012. Other contributors included increased costs for taxes of $0.5 million, consultants and contractors of $0.2 million, insurance of $0.2 million, and accounting and tax services of $0.2 million.

The increase of $11.3 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily a result of an increase in employee costs, including salaries and wages and related costs, of approximately $3.6 million, due to increased headcount to build our global sales and marketing and administrative functions to support expected future growth. We also experienced an increase in non-cash share-based compensation expense of $2.6 million, due to an increase in the number of outstanding awards and a reduction in our estimated forfeiture rate in 2012. Other contributors included increased costs for taxes of $1.1 million, consultants and contractors of $0.9 million, travel expenses of $0.7 million, accounting and tax services of $0.4 million, insurance of $0.4 million, marketing expenses of $0.4 million and depreciation of $0.4 million. Increased legal costs of $1.0 million associated with litigation and corporate transaction activity, including the acquisition of World Heart, were mostly offset by an insurance recovery of $0.8 million related to the settlement of litigation discussed in Note 16 to the accompanying condensed consolidated financial statements.

We expect our selling, general and administrative expenses to continue to increase in 2012 compared to 2011 as we prepare for the commercial launch of the HeartWare System in the United States, and continue to expand our administrative capabilities to support our overall corporate growth. We have and will continue to experience an increase in our employee headcount as well as an increase in costs associated with the necessary administrative infrastructure to support this expansion.

Research and Development

Research and development expenses are the direct and indirect costs associated with developing our products prior to commercialization, including the costs of operating clinical trials, and are expensed as incurred. These expenses fluctuate based on project level activity and consist primarily of salaries and wages and related employee costs of our research and development, clinical and regulatory staff, external research and development costs, and materials and expenses associated with clinical trials. Additional costs include travel, facilities and overhead allocations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(in thousands)			(in thousands)
Total research and development expenses	$21,379	$12,705	68%	$61,392	$32,285	90%
% of operating expenses	60.8%	54.0%		60.1%	52.3%

The increase of $8.7 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily due to an increase in costs associated with early research and product development projects, including consumables, outside engineering, consultants and contractors, of $4.3 million. Costs associated with our U.S. clinical trials increased by $2.5 million. We also experienced an increase in employee costs, including salaries and wages and related costs, of approximately $1.1 million associated with increased headcount and an increase in non-cash share-based compensation of $0.4 million due to an increase in the number of outstanding awards and a reduction in our estimated forfeiture rate in 2012.

The increase of $29.1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to an increase in costs associated with product development projects, including consumables, outside engineering, consultants and contractors, of $14.5 million. Costs associated with our U.S. clinical trials increased by $7.0 million. We also experienced an increase in employee costs, including salaries and wages and related costs, of approximately $4.1 million associated with increased headcount and an increase in non-cash share-based compensation of $1.6 million due to an increase in the number of outstanding awards and a reduction in our estimated forfeiture rate in 2012.

We expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future related to clinical trials and new product development, including costs related to the development of the MVAD system.

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

In the three and nine months ended September 30, 2012, our net foreign exchange gains totaled approximately $1.2 million and $0.1 million, respectively, compared to net losses of approximately $1.4 million and $0.7 million in the same periods of 2011. In 2012 and 2011, the majority of our realized and unrealized foreign exchange gains and losses were experienced upon the collection of certain accounts receivable that were denominated in foreign currencies, and the translation to U.S. dollars at period end of certain balance sheet accounts, denominated in foreign currencies, primarily the Euro. We expect to continue to realize foreign exchange gains and losses for the foreseeable future as the majority of our sales denominated in foreign currencies are settled in Euros. We do not currently utilize foreign currency contracts to manage foreign exchange risks.

Interest Expense

Interest expense in 2012 and 2011 primarily consists of interest incurred on the principal amount of our convertible senior notes issued in December 2010, amortization of the related discount and amortization of the portion of the deferred financing costs allocated to the debt component. The convertible senior notes bear interest at a rate of 3.5% per annum. The discount on the convertible senior notes and the deferred financing costs are being amortized to interest expense through the December 15, 2017 maturity date of the convertible senior notes using the effective interest method.

In the three months ended September 30, 2012, interest expense was approximately $2.9 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.6 million of non-cash amortization of the discount and deferred financing costs. In the three months ended September 30, 2011, interest expense was approximately $2.7 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.4 million of non-cash amortization of the discount and deferred financing costs.

In the nine months ended September 30, 2012, interest expense was approximately $8.5 million, which included $3.8 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $4.7 million of non-cash amortization of the discount and deferred financing costs. In the nine months ended September 30, 2011, interest expense was approximately $7.9 million, which included $3.8 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $4.1 million of non-cash amortization of the discount and deferred financing costs.

Investment Income, net

Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $0.03 million and $0.2 million in the three and nine months ended September 30, 2012, compared to $0.1 million and $0.4 million in the same periods in the prior year. We have had lower cash and investments balances during 2012 and have experienced lower interest rates compared to 2011.

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

As of September 30, 2012, we did not have earnings which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely whether to record a deferred tax asset as we further expand the commercialization of our products.

Liquidity and Capital Resources

As of September 30, 2012, our cash and cash equivalents were approximately $111.9 million as compared to $71.3 million at December 31, 2011.

Following is a summary of our cash flow activities:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(46,338)	$(18,943)
Net cash provided by (used in) investing activities	84,867	(74,596)
Net cash provided by financing activities	2,316	658
Effect of exchange rate changes on cash and cash equivalents	(219)	(143)

Net increase (decrease) in cash and cash equivalents	$40,626	$(93,024)

Cash Used in Operating Activities

For the nine months ended September 30, 2012, cash used in operating activities included a net loss of approximately $66.6 million and non-cash adjustments to net loss totaling approximately $24.1 million. The net loss is driven by normal operating activities including the sale of the HeartWare System commercially internationally and in the U.S. through clinical trials. A decrease in gross profit and increased operating expenses contributed to the net loss. Non-cash adjustments include $14.9 million of share-based compensation, $4.5 million for the amortization of the discount on our convertible senior notes and $3.4 million of depreciation and amortization on long-lived assets. Also included in cash used in operating activities in the nine months ended September 30, 2012 is approximately $2.2 million of changes to working capital including an increase in accounts receivable, $6.7 million for the purchase and manufacture of inventories and $1.2 million for prepaid expenses and other current assets. These amounts were partially offset by increases in trade accounts payable of $4.3 million.

For the nine months ended September 30, 2011, cash used in operating activities included a net loss of approximately $33.5 million and non-cash adjustments to net loss totaling approximately $16.8 million, which primarily consisted of $10.0 million of share-based compensation, $4.0 million for the amortization of the discount on our convertible notes and $1.8 million of depreciation and amortization on long-lived assets. Also included in cash used in operating activities in the nine months ended September 30, 2011 is approximately $14.0 million for the purchase and manufacture of inventories and $2.5 million for prepaid expenses. These amounts were partially offset by net collections of trade accounts receivable of $7.4 million, an increase in other current liabilities of $3.0 million, an increase in deferred rent of $1.9 million and an increase in trade accounts payable of $0.7 million.

Cash Used in Investing Activities

In the nine months ended September 30, 2012, net cash provided by investing activities included $86.5 million received upon maturity (net of purchases) of available-for-sale securities, $3.7 million received upon the acquisition of World Heart, $4.2 million used to acquire property, plant and equipment and $0.8 million paid for a security deposit on a facility lease.

In the nine months ended September 30, 2011, net cash used by investing activities included $65.7 million for the purchase (net of maturities) of available-for sale securities. Other investing activities in the nine months ended September 30, 2011 used cash of approximately $8.9 million. These amounts were expended to acquire property, plant and equipment and for capitalized patent costs.

Cash Provided by Financing Activities

The exercise of stock options in the nine months ended September 30, 2012 and 2011 resulted in cash proceeds of approximately $2.3 million and $0.7 million, respectively.

Operating Capital and Capital Expenditure Requirements

We have incurred operating losses to date and anticipate that we will continue to incur substantial net losses as we expand our sales and marketing capabilities, and develop new products. For the remainder of 2012, cash on hand is expected to primarily be used to fund our ongoing operations, including;

•	Expanding our sales and marketing capabilities, particularly in the U.S., in preparation for the commercial launch of the HeartWare System,

•	continued product development, including first human implants and clinical trials of next generation projects,

•	existing and new clinical trials,

•	regulatory and other compliance functions, and

•	general working capital.

We expect to experience increased cash requirements for inventory and other working capital requirements to support continued growth.

Our convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. During the quarter ended June 30, 2012 we paid the $2.5 million interest payment that was due on June 15, 2012. The $2.5 million interest payments that were due on June 15 and December 15, 2011 were also paid on a timely basis. Based on the outstanding principal amount of our convertible senior notes at September 30, 2012, the semi-annual interest payment due on December 15, 2012 will be approximately $2.5 million. This amount is expected to be paid from cash on hand.

We believe cash on hand and investment balances as of September 30, 2012 are sufficient to support our planned operations for at least the next twelve months.

Because of the numerous risks and uncertainties associated with the development of medical devices we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to maintain regulatory approvals, fund commercial expansion, and develop and obtain regulatory approvals for new products. Our future capital requirements will depend on many factors, including but not limited to the following:

•	commercial acceptance of our products;

•	costs to manufacture our products;

•	expenses required to operate multiple clinical trials;

•

further product research and development for next generation products and peripherals and expanding indications for our products as well as efforts to sustain and implement incremental improvements to existing products;

•	expanding our sales and marketing capabilities on a global basis, including building a team to support anticipated U.S. commercialization;

•	broadening our infrastructure in order to meet the needs of our growing operations;

•	expenses related to funding and integrating strategic investments, acquisitions and collaborative arrangements; and

•	complying with the requirements related to being a public company in both the United States and Australia.

Contractual Obligations

In the nine months ended September 30, 2012, there were no material changes to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012, outside the ordinary course of business, except as disclosed below.

On October 15, 2012, we notified the principal investigators for the feasibility study REVIVE-IT of our intention to withdraw from participation in the study, effective November 15, 2012. The relevant agreement will terminate and no rights or obligations will have accrued under the agreement that survive the effective date of termination. In January 2011, The University of Michigan Cardiovascular Center and the University of Pittsburgh announced that they had been awarded grants from the National Heart, Lung and Blood Institute and HeartWare to conduct a study exploring the potential benefits of left ventricular assist devices, or LVADs, in non-transplant eligible patients with heart failure less advanced than that of current LVAD recipients. To date, we have funded approximately $0.6 million for the development of the study protocol, recruitment of study sites and other preparatory work.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described in Note 16 to the accompanying condensed consolidated financial statements, the Company is not a party to any material legal proceedings at the date of filing of the Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report you should carefully consider the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 27, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 8, 2012.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of HeartWare International, Inc. (1)

3.2	Bylaws of HeartWare International, Inc. (1)

10.1	Second Amendment to lease agreement, dated as of April 17, 2008, between JDRP Associates No. 1, Ltd. and HeartWare, Inc., dated October 15, 2012

10.2	Fourth Amendment to business lease, dated as of December 27, 2006, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC, dated July 30, 2012

10.3	Form of HeartWare International Inc. 2012 Incentive Award Plan Stock Option Notice and Award Agreement (2)

10.4	Form of HeartWare International Inc. 2012 Incentive Award Plan Restricted Stock Unit Notice and Award Agreement (3)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements. ***

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.
(2)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-184358) filed with the Securities and Exchange Commission on October 10, 2012
(3)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-184358) filed with the Securities and Exchange Commission on October 10, 2012
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.

Date: November 9, 2012	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ Peter F. McAree
Peter F. McAree
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Second Amendment to lease agreement, dated as of April 17, 2008, between JDRP Associates No. 1, Ltd. and HeartWare, Inc., dated October 15, 2012

10.2	Fourth Amendment to business lease, dated as of December 27, 2006, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC, dated July 30, 2012

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.