Form 10-Q
period 2013-03-31
HeartWare International, Inc.
filed 2013-05-03
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 26, 2013
Common Stock, $0.001 Par Value Per Share	16,345,585

References

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to:

•

“HeartWare,” “the Company,” “HeartWare Group,” “we,” “us” and “our” refer to HeartWare International, Inc. and its consolidated subsidiaries, HeartWare Pty. Limited, HeartWare, Inc., HeartWare GmbH, HeartWare (UK) Limited, HeartWare France and World Heart Corporation.

•	“HeartWare International, Inc.” refers to HeartWare International, Inc., a Delaware corporation incorporated on July 29, 2008.

•	“HeartWare Pty. Limited” refers to HeartWare Pty. Limited (formerly known as HeartWare Limited), an Australian proprietary corporation originally incorporated on November 26, 2004.

•	“HeartWare, Inc.” refers to HeartWare, Inc., a Delaware corporation incorporated on April 3, 2003. HeartWare, Inc. was acquired by HeartWare Pty. Limited on January 24, 2005.

•	“HeartWare GmbH” refers to HeartWare GmbH, a German corporation established on February 19, 2010.

•	“HeartWare (UK) Limited” refers to HeartWare (UK) Limited, a limited liability corporation established in the United Kingdom on February 19, 2010.

•	“HeartWare France” refers to HeartWare France, a French corporation established on August 16, 2011.

•	“World Heart” and “World Heart Corporation” refer to World Heart Corporation, a Delaware corporation established on January 1, 2010, and its subsidiaries acquired by the Company on August 2, 2012.

Currency

Unless indicated otherwise in this Quarterly Report on Form 10-Q, all references to “$”, “U.S.$” or “dollars” refer to United States dollars, the lawful currency of the United States of America. References to “AU$” refer to Australian dollars, the lawful currency of the Commonwealth of Australia. References to “Euros” refer to Euros, the single currency of Participating Member States of the European Union. References to “British Pounds” refer to British pound sterling, the lawful currency of the United Kingdom.

Trademarks

HEARTWARE®, HVAD®, MVAD® and PAL™ and various company logos are the trademarks of the Company, in the United States, Europe, Australia and other countries. All other trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation:

•	our expectations with respect to submissions to and approvals from regulatory bodies, such as the United States Food and Drug Administration (“FDA”);

•

our expectations with respect to our clinical trials, including enrollment, completion and outcomes of our clinical trials as well as approval of new clinical trials and continued access protocols with respect to our existing clinical trials;

•	our expectations with respect to the integrity or strengths of our intellectual property position;

•	our ability and plans to commercialize our existing products;

•	our ability and plans to develop and commercialize new products and the expected features, functionalities and benefits of these products; and

•	our estimates regarding our capital requirements and financial performance, including earnings fluctuation and cash availability.

Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on our forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 27, 2013, and those described from time to time in our other filings with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208,878	$85,921
Short-term investments, net	20,020	16,887
Accounts receivable, net	32,328	25,225
Inventories, net	36,208	38,443
Prepaid expenses and other current assets	6,642	5,925

Total current assets	304,076	172,401

Property, plant and equipment, net	19,311	19,380
Goodwill	1,190	1,190
Other intangible assets, net	7,841	7,794
Deferred financing costs, net	2,242	2,329
Other assets	3,387	3,405

Total assets	$338,047	$206,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,969	$12,024
Other accrued liabilities	17,218	22,020

Total current liabilities	30,187	34,044

Convertible senior notes, net	101,942	100,315
Other long-term liabilities	3,915	3,929

Commitments and contingencies – See Note 15

Stockholders’ equity:
Preferred stock - $.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock - $.001 par value; 25,000 shares authorized; 16,345 and 14,582 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	16	15
Additional paid-in capital	492,631	346,301
Accumulated deficit	(283,001)	(270,042)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(7,587)	(8,039)
Unrealized loss on investments	(56)	(24)

Total accumulated other comprehensive loss	(7,643)	(8,063)

Total stockholders’ equity	202,003	68,211

Total liabilities and stockholders’ equity	$338,047	$206,499

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Revenue, net	$49,239	$26,346
Cost of revenue	18,780	10,828

Gross profit	30,459	15,518

Operating expenses:

Selling, general and administrative	16,488	12,716
Research and development	22,142	20,007

Total operating expenses	38,630	32,723

Loss from operations	(8,171)	(17,205)

Other income (expense):

Foreign exchange (loss) gain	(1,879)	1,085
Interest expense	(2,976)	(2,777)
Investment income, net	41	112
Other, net	26	(60)

Loss before income taxes	(12,959)	(18,845)
Provision for income taxes	—	—

Net loss	$(12,959)	$(18,845)

Net loss per common share — basic and diluted	$(0.87)	$(1.33)

Weighted average shares outstanding — basic and diluted	14,860	14,121

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012

Net loss	$(12,959)	$(18,845)
Other comprehensive income (loss)
Foreign currency translation adjustments	452	(102)
Unrealized (loss) gain on investments	(32)	14

Comprehensive loss	$(12,539)	$(18,933)

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except per share data)

	Common Shares, $0.001 Par Value Per Share		Additional		Accumulated Other
	Shares		Paid-In	Accumulated	Comprehensive
	Issued	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2012	14,582	$15	$346,301	$(270,042)	$(8,063)	$68,211
Issuance of common stock pursuant to public offering, net of offering costs	1,725	1	140,994	—	—	140,995
Issuance of common stock pursuant to share-based awards	38	—	888	—	—	888
Share-based compensation	—	—	4,448	—	—	4,448
Net loss	—	—	—	(12,959)	—	(12,959)
Other comprehensive income	—	—	—	—	420	420

Balance, March 31, 2013	16,345	$16	$492,631	$(283,001)	$(7,643)	$202,003

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,959)	$(18,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	1,567	980
Amortization of intangible assets	121	38
Share-based compensation expense	4,448	3,714
Amortization of premium on investments	112	290
Amortization of discount on convertible senior notes	1,626	1,442
Amortization of deferred financing costs	87	77
Other	(18)	64
Change in operating assets and liabilities:
Accounts receivable	(7,406)	(3,485)
Inventories, net	1,308	(2,733)
Prepaid expenses and other current assets	(785)	(17)
Accounts payable	960	2,261
Accrued interest on convertible senior notes	1,258	1,258
Other accrued liabilities	(5,986)	(1,102)
Other long-term liabilities	(14)	165

Net cash used in operating activities	(15,681)	(15,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(4,256)	(15,000)
Maturities of investments	980	36,590
Additions to property, plant and equipment, net	(899)	(1,463)
Additions to patents	(168)	(63)
Cash paid for security deposits	—	(750)

Net cash used in investing activities	(4,343)	19,314

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	149,126	—
Payment of common stock issuance costs	(8,131)	—
Proceeds from exercise of stock options	888	392
Payment of common stock issuance costs	—	—

Net cash provided by financing activities	141,883	392

Effect of exchange rate changes on cash and cash equivalents	1,098	(674)

INCREASE IN CASH AND CASH EQUIVALENTS	122,957	3,139

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	85,921	71,257

CASH AND CASH EQUIVALENTS — END OF PERIOD	$208,878	$74,396

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

HeartWare International, Inc., referred to in these notes collectively with its subsidiaries HeartWare Pty. Limited, HeartWare, Inc., HeartWare (UK) Limited, HeartWare GmbH, HeartWare France and World Heart Corporation (and its subsidiaries) as “we,” “our,” “HeartWare” or the “Company,” is a medical device company that develops, manufactures and markets miniaturized implantable heart pumps, or ventricular assist devices, to treat patients suffering from advanced heart failure.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from our audited financial statements. The condensed consolidated statements of operations and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2013.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

Note 2. Liquidity

At March 31, 2013, we had approximately $228.9 million of cash, cash equivalents and investments.

We have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes. Most recently, in March 2013, we completed a public offering of 1,725,000 shares of our common stock, including the underwriters’ exercise of their over-allotment option to purchase 225,000 shares, at an offering price of $86.45 per share for aggregate gross proceeds of approximately $149.1 million. After fees and related expenses, net proceeds from the offering were approximately $141.0 million. See Note 11 (Stockholders’ Equity) for more information.

For the remainder of 2013, our cash, cash equivalents and investments are expected to primarily be used to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, research and development of new products, regulatory and other compliance functions as well as for general working capital. We believe our cash, cash equivalents and investment balances are sufficient to support our planned operations for at least the next twelve months.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. We have incurred substantial losses from operations since our inception, and losses have continued through March 31, 2013. At March 31, 2013, we had an accumulated deficit of approximately $283.0 million.

Note 3. Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of HeartWare International, Inc., and its subsidiaries described in Note 1 (Basis of Presentation). All inter-company balances and transactions have been eliminated in consolidation. We hold certain investments in small development-stage entities which are included in other assets on our condensed consolidated balance sheets. In accordance with FASB ASC 810, we analyzed the investments to determine whether the investments are variable interests or interests that gave us a controlling financial interest in a variable interest entity (“VIE”). As of March 31, 2013, we determined there were no VIEs required to be consolidated, because we are not the primary beneficiary, as we do not have the power to direct the most meaningful activities of the VIE. Investments where we do not exercise operating and financial control are accounted for under the equity method or cost method depending on our ownership interest.

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

Investments

Our investments classified as available-for-sale are stated at fair value with unrealized gains and losses reported in accumulated other comprehensive loss within stockholders’ equity. We classify our available-for-sale investments as short-term if their remaining time to maturity at purchase is beyond three months, but less than twenty-four months. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because these marketable securities represent the investment of cash that is available for current operations. Interest on investments classified as available-for-sale is included in investment income, net. Premiums paid on our short-term investments are amortized over the remaining term of the investment and the amortization is included in investment income, net.

Receivables

Accounts receivable consists of amounts due from the sale of our HeartWare® Ventricular Assist System (the “HeartWare System”) to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but generally do not require collateral or any other security to support credit sales. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. At March 31, 2013 and December 31, 2012, no customer had an accounts receivable balance greater than 10% of our total accounts receivable.

We maintain allowances for doubtful accounts for estimated losses that may result from an inability to collect payments owed to us for product sales. We regularly review the allowance by considering factors such as historical experience, the age of the accounts receivable balances and local economic conditions that may affect a customer’s ability to pay. Account balances are charged off against the allowance after appropriate collection efforts have been exhausted and we feel it is probable that the receivable will not be recovered.

The following table summarizes the change in our allowance for doubtful accounts for the three months ended March 31, 2013 and 2012:

	2013	2012
	(in thousands)
Beginning balance	$750	$500
Additions (bad debt expense)	—	—
Deductions (charge-offs)	—	—

Ending balance	$750	$500

As of March 31, 2013 and December 31, 2012, we did not have an allowance for returns.

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

Deferred Financing Costs

Costs incurred in connection with the issuance of our convertible senior notes have been allocated between the liability component and the equity component as further discussed in Note 10 (Debt). The issuance costs allocated to the convertible senior notes were capitalized within deferred financing costs, net on our condensed consolidated balance sheets. These costs are being amortized using the effective interest method through December 15, 2017, the maturity date of the notes, and such amortization expense is reflected in interest expense on our condensed consolidated statements of operations. The amount of amortization for the three months ended March 31, 2013 and 2012 was approximately $0.1 million for each period. The amount of accumulated amortization at March 31, 2013 and December 31, 2012 was approximately $0.7 million and $0.6 million, respectively.

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

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenue and are not included in product warranty liability. No such costs were incurred in the three months ended March 31, 2013 and 2012.

The following table summarizes the change in our warranty liability for the three months ended March 31, 2013 and 2012:

	2013	2012
	(in thousands)
Beginning balance	$543	$203
Accrual for warranty expense	319	256
Warranty costs incurred during the period	(220)	(110)

Ending balance	$642	$349

Leases

We lease all of our administrative and manufacturing facilities. We recognize rent expense on a straight-line basis over the terms of our leases. Any scheduled rent increases, rent holidays and other related incentives are recognized on a straight-line basis over the terms of the leases. The difference between the cash rental payments and the straight-line recognition of rent expense over the terms of the leases results in a deferred rent asset or liability. As of March 31, 2013, the long-term portion of our deferred rent liability of approximately $2.8 million is included in other long-term liabilities on our condensed consolidated balance sheets.

Fair Value Measurements

The carrying amounts reported on our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of March 31, 2013 and December 31, 2012 and are carried at fair value. See Note 4 (Fair Value Measurements) and Note 10 (Debt) for more information.

Vendor Concentration

For the three months ended March 31, 2013 and 2012, we purchased approximately 65% and 72%, respectively, of our inventory components and supplies from three vendors. In addition, one of these vendors supplies consulting services and material used in research and development activities. As of March 31, 2013 and 2012, the amounts due to these vendors totaled approximately $5.6 million and $2.1 million, respectively.

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

Concentration of credit risk with respect to our trade accounts receivable from our customers is primarily limited to hospitals, health research institutions and medical device distributors. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is generally not required.

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

New Accounting Standards

In September 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, which provides an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU No. 2012-02 is effective for our annual and interim impairment tests performed subsequent to January 1, 2013. The adoption of ASU No. 2012-02 did not affect our consolidated financial position, results of operations or cash flows.

Note 4. Fair Value Measurements

FASB ASC 820 – Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us as of the reporting dates. Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

At March 31, 2013
				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$20,020		$20,020	$—	$20,020	$—

Liabilities
Convertible senior notes	101,942	(1)	169,785	—	169,785	—
Minimum royalty payment obligations	1,132	(2)	1,132	—	—	1,132

At December 31, 2012
				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$16,887		$16,887	$—	$16,887	$—

Liabilities
Convertible senior notes	100,315	(1)	169,122	—	169,122	—
Minimum royalty payment obligations	1,113	(2)	1,113	—	—	1,113

(1)	The carrying amount of our convertible senior notes is net of unamortized discount. See Note 10 (Debt) for more information.
(2)	Minimum royalty obligations represent the fair value of future minimum royalty payments to be made pursuant to agreements related to intellectual property licensed or acquired by World Heart to be paid over the next 3 to 17 years.

The fair value of our investments and convertible senior notes was determined using quoted prices (including trade data) for the instruments in markets that are not active. The fair value of our convertible senior notes is presented for disclosure purposes only.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. At March 31, 2013 and December 31, 2012, our financial liability categorized as Level 3 consisted of royalty payment obligations due under contractual arrangements related to our acquisition of World Heart in August 2012, because the fair value includes significant management judgment or estimation. The royalty payment obligations were valued using a discounted cash flow model, the future minimum royalty payment amounts and discount rates commensurate with our market risk and the terms of the obligations.

Assets That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as intangible assets, goodwill and property, plant, and equipment are evaluated for impairment annually or when indicators of impairment exist. No impairment was recorded for the three months ended March 31, 2013 and 2012. Non-financial assets such as identified intangibles acquired in connection with our acquisition of World Heart in August 2012 are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation.

Note 5. Investments

We have cash investment policies that limit investments to investment grade rated securities. At March 31, 2013 and December 31, 2012, all of our investments were classified as available-for-sale and carried at fair value. At March 31, 2013, all of our investments had maturity dates of less than twenty-four months.

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:

At March 31, 2013

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value
	(in thousands)
Short-term investments:
Corporate debt	$14,710	$—	$(56)	$14,654
Certificates of deposit	5,366	—	—	5,366

Total short-term investments	$20,076	$—	$(56)	$20,020

At December 31, 2012

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value
	(in thousands)
Short-term investments:
Corporate debt	$10,565	$—	$(25)	$10,540
Certificates of deposit	6,346	1	—	6,347

Total short-term investments	$16,911	$1	$(25)	$16,887

For the three months ended March 31, 2013 and 2012, we did not have any realized gains or losses on our investments.

Note 6. Inventories, Net

Components of inventories, net are as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Raw material	$13,490	$11,192
Work-in-process	10,955	11,123
Finished goods	11,763	16,128

	$36,208	$38,443

Finished goods inventories includes inventory held on consignment at customer sites of approximately $4.8 million and $5.5 million at March 31, 2013 and December 31, 2012, respectively.

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2013	2012
		(in thousands)
Machinery and equipment	1.5 to 7 years	$18,057	$17,894
Leasehold improvements	3 to 10 years	8,101	8,082
Office equipment, furniture and fixtures	5 to 7 years	1,025	912
Purchased software	1 to 7 years	4,231	3,572

		31,414	30,460
Less: accumulated depreciation		(12,103)	(11,080)

		$19,311	$19,380

Note 8. Goodwill and Intangible Assets, Net

In August 2012, we acquired World Heart and recorded $1.2 million of goodwill. Goodwill is not amortized but will be reviewed for impairment on an annual basis starting in the fourth quarter of 2013 or sooner if indicators of impairment arise.

The gross carrying amount of amortizable intangible assets and the related accumulated amortization for intangible assets are as follows:

	March 31, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(in thousands)
Patents	$6,033	$(727)	$5,865	$(606)

Patents are being amortized using the straight-line method over their estimated useful lives, which range from 8 to 16 years. Amortization expense for the three months ended March 31, 2013 and 2012 was approximately $121,000 and $38,000, respectively.

We recognized approximately $2.5 million of in-process research and development in connection with our acquisition of World Heart in August 2012. In-process research and development has an indefinite life. At the time the economic life becomes determinable (upon project completion or abandonment) the amount will be amortized over its expected remaining life.

Note 9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Accrued payroll and other employee costs	$5,682	$8,818
Accrued material purchases	3,349	5,628
Accrued research and development costs	1,788	3,132
Accrued interest payable	1,474	211
Accrued VAT	1,037	1,212
Accrued professional fees	1,341	1,340
Other accrued expenses	2,547	1,679

	$17,218	$22,020

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $1.8 million and $5.9 million at March 31, 2013 and December 31, 2012, respectively.

Note 10. Debt

On December 15, 2010, we completed the sale of 3.5% convertible senior notes due 2017 (the “Convertible Notes”) for an aggregate principal amount of $143.75 million pursuant to the terms of an Indenture dated December 15, 2010 (the “Indenture”). The Convertible Notes are the senior unsecured obligations of the Company. The Convertible Notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The Convertible Notes will mature on December 15, 2017, unless earlier repurchased by us or converted.

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

In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, which applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, we recorded the long-term debt and equity components on our Convertible Notes separately on the issuance date. The amount recorded for long-term debt was determined by measuring the fair value of a similar liability that does not have an associated equity component. The measurement of fair value required the Company to make estimates and assumptions to determine the present value of the cash flows of the Convertible Notes, absent the conversion feature. This treatment increased interest expense associated with our Convertible Notes by adding a non-cash component to interest expense in the form of amortization of a debt discount calculated based on the difference between the 3.5% cash coupon rate and the effective interest rate on debt borrowing of approximately 12.5%. The discount is being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and is included in interest expense on our condensed consolidated statements of operations. Additionally, we allocated the costs related to issuance of the Convertible Notes on the same percentage as the long-term debt and equity components, such that a portion of the costs is allocated to the long-term debt component and the equity component included in additional paid-in capital. The portion of the costs allocated to the long-term debt component is presented as deferred financing costs, net on our condensed consolidated balance sheets. These deferred financing costs are also being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and the amortization is included in interest expense on our condensed consolidated statements of operations

The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Principal amount	$143,750	$143,750
Unamortized discount	(41,808)	(43,435)

Net carrying amount	$101,942	$100,315

Equity component	$55,038	$55,038

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on March 29, 2013 of $88.41 per share, was approximately $127.1 million. The fair value of our Convertible Notes as presented in Note 4 was $169.8 million at March 31, 2013.

Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the three months ended March 31, 2013 and 2012, interest expense related to the Convertible Notes was as follows:

	Three Months Ended March 31
	2013	2012
	(in thousands)
Stated amount at 3.5% coupon rate	$1,258	$1,258
Amortization of discount	1,626	1,442
Amortization of deferred financing costs	87	77

	$2,971	$2,777

Note 11. Stockholders’ Equity

On March 12, 2013, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, as representative of the several underwriters named in the Underwriting Agreement (the “Underwriters”), pursuant to which we agreed to sell and the Underwriters agreed to purchase, subject to and upon terms and conditions set forth therein, an aggregate of 1,500,000 shares of our common stock at a net sales price of $81.9114 per share (the public offering price of $86.45 per share minus the underwriting discount). We also granted the Underwriters an option to purchase 225,000 additional shares of our common stock at the public offering price less the underwriting discount, which the Underwriters exercised in full on March 13, 2013. The closing of the offering occurred on March 18, 2013. After fees and related expenses, net proceeds from the offering were approximately $141.0 million.

The offering was completed pursuant to a prospectus supplement, dated March 12, 2013, to a shelf registration statement on Form S-3 that was previously filed with the SEC and which was declared effective on December 9, 2010. This shelf registration statement allows us to offer and sell from time to time, in one or more series or issuances and on terms that we determine at the time of the offering, any combination and amount of the securities described in the prospectus contained in the registration statement.

In the three months ended March 31, 2013, we issued an aggregate of 27,805 shares of our common stock upon the exercise of stock options and an aggregate of 10,501 shares of our common stock upon the vesting of restricted stock units.

In the three months ended March 31, 2012, we issued an aggregate of 10,998 shares of our common stock upon the exercise of stock options and an aggregate of 9,937 shares of our common stock upon the vesting of restricted stock units.

Note 12. Share-Based Compensation

We recognize share-based compensation expense related to our stock options and restricted stock units (“RSUs”) based on the estimated fair value of the awards on the date of the grant, net of estimated forfeitures, using an accelerated accrual method over the vesting period. Vesting of share-based awards issued with performance-based vesting criteria must be probable before we begin recording share-based compensation expense. At each reporting period, we review the likelihood that these awards will vest and if vesting is deemed probable, we begin to recognize compensation expense at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed.

We allocate share-based compensation expense to cost of revenue, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three months ended March 31, 2013 and 2012, we recorded share-based compensation expense as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of revenue	$532	$732
Selling, general and administrative	2,426	1,881
Research and development	1,490	1,101

	$4,448	$3,714

The increase in share-based compensation expense for the three months ended March 31, 2013, compared to the same period of the prior year, is primarily due to the increased number of awards outstanding during 2013, which corresponds to our increased headcount, and a reduction in our estimated forfeiture rate, which occurred in the second quarter of 2012.

Deferred tax benefits attributed to our share-based compensation expense are not recognized in the accompanying condensed consolidated financial statements because we are in a net operating loss position and a full valuation allowance is maintained for all net deferred tax assets. We receive a tax deduction for certain stock option exercises during the period the options are exercised, and for the vesting of restricted stock units during the period the restricted stock units vest. For stock options, the amount of the tax deduction is generally the excess of the fair market value of our shares of common stock over the exercise price of the stock options at the date of exercise. For restricted stock units, the amount of the tax deduction is generally the fair market value of our shares of common stock at the vesting date. Excess tax benefits are not recognized in the accompanying condensed consolidated financial statements because we are in a net operating loss position and we do not currently realize a benefit from the deduction.

Equity Plans

We have issued share-based awards to employees, non-executive directors and outside consultants through various approved plans and outside of any formal plan. New shares are issued upon the exercise of share-based awards.

Upon receipt of stockholder approval on May 31, 2012, we adopted the HeartWare International, Inc. 2012 Incentive Award Plan (“2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, deferred stock, deferred stock units, stock payments and stock appreciation rights (collectively referred to as “Awards”), to our directors, employees and consultants. Under the terms of the 2012 Plan, the total number of shares of our common stock initially reserved for issuance under Awards is 1,375,000, provided that the total number of shares of our common stock that may be issued pursuant to “Full Value Awards” (Awards other than options, SARs or other awards for which the holder pays the intrinsic value existing as of the date of grant whether directly or by forgoing a right to receive a payment from the Company) is 1,275,000. As of March 31, 2013, 259,700 awards had been issued under the 2012 Plan. Subsequent to adoption of the 2012 Plan, no new awards will be granted under our prior plans. Any outstanding awards under the prior plans will continue to be subject to the terms and conditions of the plan under which they were granted.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions established at that time. No options were issued in the three months ended March 31, 2013 and 2012.

Information related to options granted under all of our plans at March 31, 2013 and activity in the three months then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual Life	Value
	(in thousands)	Price	(Years)	(in thousands)
Outstanding at December 31, 2012	291	$36.70
Granted	—	—
Exercised	(28)	31.93
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2013	263	$37.27	4.67	$13,448

Exercisable at March 31, 2013	224	$33.62	4.15	$12,285

The aggregate intrinsic values at March 31, 2013 noted in the table above represent the closing price of our common stock traded on NASDAQ, less the weighted average exercise price at period end multiplied by the number of options outstanding or exercisable.

The total intrinsic value of options exercised in the three months ended March 31, 2013 and 2012 was approximately $1.6 million and $0.4 million, respectively. Cash received from options exercised in the three months ended March 31, 2013 and 2012 was approximately $0.9 million and $0.4 million, respectively.

At March 31, 2013, there was approximately $0.4 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested options. This expense is expected to be recognized over a weighted average period of one year.

Restricted Stock Units

Each RSU represents a contingent right to receive one share of our common stock. RSUs generally vest on a pro-rata basis on each anniversary of the issuance date over three or four years or vest in accordance with performance-based criteria. The RSUs with performance-based vesting criteria vest in tranches contingent upon the achievement of pre-determined milestones related to the development of our products, the achievement of certain prescribed clinical and regulatory objectives, the achievement of specific financial performance measures or similar multi-year metrics. There is no consideration payable on the vesting or exercise of RSUs issued under the plans. Upon vesting, the RSUs are exercised automatically and settled in shares of our common stock.

Information related to RSUs at March 31, 2013 and activity in the three months then ended is as follows:

		Weighted
		Average
		Remaining
	Number of	Contractual	Aggregate
	Units	Life	Intrinsic Value
	(in thousands)	(Years)	(in thousands)
Outstanding at December 31, 2012	547
Granted	61
Vested/Exercised	(11)
Forfeited	(3)
Expired	—

Outstanding at March 31, 2013	594	1.97	$52,543

Exercisable at March 31, 2013	—	—	$—

The aggregate intrinsic value at March 31, 2013 noted in the table above represents the closing price of our common stock traded on NASDAQ, multiplied by the number of RSUs outstanding.

At March 31, 2013, 11,700 of the RSUs outstanding are subject to performance-based vesting criteria as described above.

The total intrinsic value of RSUs vested in the three months ended March 31, 2013 and 2012 was approximately $0.9 million and $0.7 million, respectively.

The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted in the three months ended March 31, 2013 and 2012 was $90.28 and $68.07, respectively.

At March 31, 2013, we had approximately $28.0 million of unrecognized compensation expense related to non-vested RSU awards, net of estimated forfeitures. This expense is expected to be recognized over a weighted average period of 1.8 years.

On February 7, 2013, our board of directors approved the grant of 25,000 RSUs to our Chief Executive Officer, subject to stockholder approval. As this grant is subject to stockholder approval, it is not reflected in the above disclosures. We intend to seek stockholder approval at our 2013 annual meeting of stockholders, which is scheduled to be held on May 21, 2013.

Note 13. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per share for the dilutive effects of convertible securities, share-based awards and other potentially dilutive instruments only in the periods in which the effect is dilutive. Due to our net loss for all periods presented, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. The following instruments have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive.

	Three Months Ended
	March 31,
Common shares issuable upon:	2013	2012
	(in thousands)
Conversion of convertible senior notes	1,438	1,438
Exercise or vesting of share-based awards	857	987

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

Product sales by geographic location were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
United States	$26,150	$6,441
Germany	12,330	9,532
International, excluding Germany	10,759	10,373

	$49,239	$26,346

The percentage of our revenue generated in the U.S. increased in 2013 as compared to 2012 due to receipt of FDA approval to sell commercially in the U.S. in November 2012. As a significant portion of our revenue is generated outside of the U.S., we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the U.S. For the three months ended March 31, 2013, no customers exceeded 10% of product sales individually. For the three months ended March 31, 2012, two customers exceeded 10% of product sales individually and accounted for approximately 21% of product sales in the aggregate.

Note 15. Commitments and Contingencies

At March 31, 2013, we had purchase order commitments of approximately $37.6 million related to product costs, supplies, services and property, plant and equipment purchases. Many of our materials and supplies require long lead times. Our purchase order commitments reflect materials that may be received up to one year from the date of order.

In addition to the above, we have entered into employment agreements with all of our executive officers. These contracts do not have a fixed term and are constructed on an at-will basis. Some of these contracts provide executives with the right to receive certain additional payments and benefits if their employment is terminated including after a change of control, as defined in such agreements.

From time to time we invest in certain development stage entities in connection with research activities. Certain contingent milestone payments in connection with these arrangements have not been accrued in the accompanying condensed consolidated financial statements as the amounts are indeterminate at this time.

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

Litigation

From time to time we may be involved in litigation or other contingencies arising in the ordinary course of business. Based on the information presently available, management believes there are no contingencies, claims or actions, pending or threatened, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or result of operations.

In accordance with FASB ASC 450, Contingencies, we accrue loss contingencies including costs of settlement, damages and defense related to litigation to the extent they are probable and reasonably estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.

Milestone Payment

In connection with the purchase of assets from Kriton Medical in 2003, we entered into a settlement and release agreement pursuant to which we are required to make a milestone payment of $1.25 million within 6 months of the date when our first circulatory assist device is approved for sale in the United States, provided that we have at least $25 million in cash on hand and, if we do not have $25 million at that time, then the payment is deferred until such time that we have $25 million in cash on hand. Upon approval of our Premarket Approval (PMA) application by the FDA for the HeartWare System in November 2012, we recognized this payment obligation and it is included in other accrued liabilities on our condensed consolidated balance sheets. We expect to make the payment in the second quarter of 2013.

Note 16. Subsequent Events

We have evaluated events and transactions that occurred subsequent to March 31, 2013 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. We did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

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

The HeartWare® System, which includes a ventricular assist device (“VAD”), or blood pump, patient accessories and surgical tools, is designed to provide circulatory support for patients in the advanced stage of heart failure. The core of the HeartWare System is a proprietary continuous flow blood pump, the HVAD® Pump, which is a full-output device capable of pumping up to 10 liters of blood per minute. The HeartWare System is designed to be implanted adjacent to the heart, avoiding the abdominal surgery generally required to implant similar devices.

In November 2012, we received approval from the FDA for the HeartWare System as a bridge to heart transplantation in patients with end-stage heart failure. The HeartWare System has been available in the European Union since receiving CE marking in 2009. In May 2012, we received an expanded European label for long-term use of the HeartWare System in all patients at risk of death from refractory, end-stage heart failure. The HeartWare System has been implanted in patients at over 168 health care sites and in 28 countries.

We also intend to seek an expanded indication for the HeartWare System in the United States. In May 2012, we completed enrollment in our ENDURANCE clinical trial. Designed to enroll up to 450 patients at 50 U.S. hospitals, the non-inferiority study is a randomized, controlled, unblinded, multi-center clinical trial to evaluate the use of the HeartWare System as a destination therapy in advanced heart failure patients. The study population was selected from patients with end-stage heart failure who have not responded to standard medical management and who are ineligible for heart transplantation. Patients in the study were randomly selected to receive either the HeartWare System or, as part of a control group, an alternative VAD approved by the FDA for destination therapy, in a 2:1 ratio. Each patient who received the HeartWare System or control VAD will be followed to the primary endpoint of two years, with a subsequent follow-up period extending to five years post-implant. We have submitted a request to the FDA for an additional allotment of patients for our destination therapy trial.

Beyond the HeartWare System, we are also evaluating our new miniaturized device, known as the MVAD®. The MVAD System utilizes the same technology platform as the HeartWare System but adopts an axial flow, rather than a centrifugal flow, configuration and is being developed in multiple designs. The MVAD Pump is less than one-half the size of the HVAD Pump and can provide partial or full support. The MVAD platform has been designed to allow for multiple configurations and surgical placements in order to reduce surgical invasiveness while improving clinical results. We expect to enroll our first patient in an MVAD international study during 2013.

We began generating revenue from our products in August 2008 and have incurred net losses in each year since our inception. We expect our losses to continue as we continue to develop commercial markets, expand our research and development into next generation products, including the MVAD System, and related accessories and support on-going and new clinical trial activity.

We have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes. Most recently, in March 2013, we completed a public offering of 1,725,000 shares of our common stock, including the underwriters’ exercise of their over-allotment option to purchase 225,000 shares, at an offering price of $86.45 per share for aggregate gross proceeds of approximately $149.1 million. After fees and related expenses, net proceeds from the offering were approximately $141.0 million.

We are headquartered in Framingham, Massachusetts. We have facilities in Miami Lakes, Florida, Sydney, Australia and Hannover, Germany.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on February 27, 2013. During the three months ended March 31, 2013, there were no significant changes to any of our significant accounting policies.

Our most critical accounting policies and estimates include revenue recognition, inventory capitalization and valuation, accounting for share-based compensation, measurement of fair value, and the valuation of tax assets and liabilities. We also have other key accounting policies that are less subjective and, therefore, their application is less subject to variations that would have a material impact on our reported results of operations. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2012 Annual Report on Form 10-K.

Results of Operations

Three months ended March 31, 2013 and 2012

Revenue, net

In the three months ended March 31, 2013 and 2012, we generated revenue through clinical trials and commercial sales. The increase in revenue from 2012 to 2013 is due to increased sales following the commercial launch of the HeartWare System in the United States in late 2012 which led to a 306% increase in total U.S. revenue combined with a 16% increase in international sales where the HeartWare System has been commercially available since 2009.

	Three Months Ended
	March 31,
	2013	2012	Change
	(in thousands)
Revenue, net	$49,239	$26,346	87%

Our sales are made in multiple currencies including the Euro. In the three months ended March 31, 2013, our net revenue denominated in foreign currencies was $20.1 million, an increase of $3.7 million, or 23%, compared to the three months ended March 31, 2012. Changes in foreign currency exchange rates unfavorably impacted net revenue by approximately $0.1 million, or less than 1%, in the three months ended March 31, 2013. However, movements in foreign currency exchange rates have had an effect on our reported revenue amounts in the past and could have a significant favorable or unfavorable impact on our reported revenue amounts in the future.

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

Cost of Revenue

Cost of revenue includes costs associated with manufacturing and distributing our products and consists of direct materials, labor and overhead expenses allocated to the manufacturing process, provisions for excess or obsolete inventory, and shipping costs. Cost of revenue totaled approximately $18.8 million and $10.8 million in the three months ended March 31, 2013 and 2012, respectively.

Gross profit and gross margin percentage are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Gross profit	$30,459	$15,518
Gross margin %	62%	59%

Gross margin percentage for the three months ended March 31, 2013 increased compared to the same period in 2012 primarily as a result of higher per unit sales prices in 2013 attributable to the introduction of commercial product in the United States during the fourth quarter of 2012.

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

	Three Months Ended
	March 31,
	2013	2012	Change
	(in thousands)
Total selling, general and administrative expenses	$16,488	$12,716	30%
% of operating expenses	43%	39%

The increase of $3.8 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily a result of an increase in employee costs, including salaries and wages and related costs, of approximately $1.8 million, due to increased headcount to build our global sales and marketing and administrative functions to support expected future growth. We also experienced an increase in non-cash share-based compensation expense of $0.5 million, due to an increase in the number of outstanding awards. Other contributors to the increase included medical device excise taxes of $0.6 million, increased costs for travel expenses of $0.6 million and increased costs to attend conferences and trade shows of $0.4 million. These expense increases were partially offset by a reduction in legal costs of $0.7 million associated with litigation and corporate transaction activity in 2012.

In 2010, the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”) were signed into law. Among other things, the PPACA and the Reconciliation Act, when taken together, impose a 2.3% excise tax on the U.S. sales of certain medical devices, including our devices, which became effective January 1, 2013. We have included this tax expense in selling, general and administrative expenses on our condensed consolidated statements of operations. We have not invoiced our customers for this tax as a separate charge, and the tax is not included as an element of revenue. The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States.

We expect our selling, general and administrative expenses to continue to increase in 2013 compared to 2012 as we continue to expand our sales and distribution capabilities in an effort to increase market penetration on a global basis as well as enhance our administrative capabilities to support our overall corporate growth. We have and will continue to experience an increase in our employee headcount as well as an increase in costs associated with the necessary administrative infrastructure to support this expansion.

Research and Development

Research and development expenses are the direct and indirect costs associated with developing our products prior to commercialization, including the costs of operating clinical trials, and are expensed as incurred. These expenses fluctuate based on project level activity and consist primarily of salaries and wages and related employee costs of our research and development, clinical and regulatory staffs, external research and development costs, and materials and expenses associated with clinical trials. Additional costs include travel, facilities and overhead allocations.

	Three Months Ended March 31,
	2013	2012	Change
	(in thousands)
Total research and development expenses	$22,142	$20,007	11%
% of operating expenses	57%	61%

The increase of $2.1 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to an increase in spending associated with product development initiatives, namely development of the PAL™ controller and the MVAD Pump, and increased clinical trial expenses associated with bridge-to-transplant post-approval study requirements and ongoing patient follow-up related to the ENDURANCE clinical trial. The research and development spending increase was primarily comprised of employee costs, including salaries and wages and related costs, of approximately $1.3 million associated with increased headcount and an increase in non-cash share-based compensation of $0.4 million due to an increase in the number of outstanding awards.

We expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future as we continue to incur substantial development costs related to our next generation products, including MVAD and PAL, and certain early research initiatives, new clinical trial expenses related to clinical trials for HVAD in new markets and MVAD both in Europe and the United States, as well as ongoing clinical trial expenses associated with bridge-to-transplant post-approval study requirements and ongoing patient follow-up related to the ENDURANCE clinical trial.

Foreign Exchange

We generate a substantial portion of our revenue and collect receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against the Euro, British Pound and Australian dollar can result in foreign currency exchange gains and losses that may significantly affect our financial results. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter.

In the three months ended March 31, 2013, our net foreign exchange losses totaled approximately $1.9 million compared to net gains of approximately $1.1 million in the three months ended March 31, 2012. In 2013 and 2012, the majority of our realized and unrealized foreign exchange gains and losses were experienced upon the collection of certain accounts receivable that were denominated in foreign currencies, and the translation to U.S. dollars at period end of certain balance sheet accounts, denominated in foreign currencies, primarily the Euro. We expect to continue to realize foreign exchange gains and losses for the foreseeable future as a significant portion of our sales is denominated in foreign currencies. We do not currently utilize foreign currency contracts to manage foreign exchange risks.

Interest Expense

Interest expense in 2013 and 2012 primarily consists of interest incurred on the principal amount of our convertible senior notes issued in December 2010, amortization of the related discount and amortization of the portion of the deferred financing costs allocated to the debt component. The convertible senior notes bear interest at a rate of 3.5% per annum. The discount on the convertible senior notes and the deferred financing costs are being amortized to interest expense through the December 15, 2017 maturity date of the convertible senior notes using the effective interest method.

In the three months ended March 31, 2013, interest expense was approximately $3.0 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.7 million of non-cash amortization of the discount and deferred financing costs.

In the three months ended March 31, 2012, interest expense was approximately $2.8 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.5 million of non-cash amortization of the discount and deferred financing costs.

Investment Income, net

Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $0.04 million and $0.1 million in the three months ended March 31, 2013 and 2012, respectively. We ended the first quarter of 2013 with approximately $228.9 million in cash, cash equivalents and investments, primarily due to public offering completed in March 2013. However, we had a lower average balance during the first quarter of 2013 compared to 2012 and continue to experience low interest rates.

Income Taxes

We are subject to taxation in the United States and jurisdictions outside of the United States. These jurisdictions have different marginal tax rates. Foreign earnings are considered to be permanently reinvested in operations outside the U.S. and therefore we have not provided for U.S. income taxes on these unrepatriated foreign earnings. We have incurred significant U.S. losses since inception, however, changes in issued capital and share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and therefore a 100% valuation allowance has been recorded against our net deferred tax assets. As of March 31, 2013, we did not have earnings which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely whether to record a deferred tax asset as we further expand the commercialization of our products.

Liquidity and Capital Resources

As of March 31, 2013, our cash and cash equivalents were approximately $208.9 million as compared to $85.9 million at December 31, 2012.

Following is a summary of our cash flow activities:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(15,681)	$(15,893)
Net cash (used in) provided by investing activities	(4,343)	19,314
Net cash provided by financing activities	141,883	392
Effect of exchange rate changes on cash and cash equivalents	1,098	(674)

Net increase in cash and cash equivalents	$122,957	$3,139

Cash Used in Operating Activities

For the three months ended March 31, 2013, cash used in operating activities included a net loss of approximately $13.0 million and non-cash adjustments to net loss totaling approximately $7.9 million which primarily consisted of $4.4 million of share-based compensation, $1.6 million for the amortization of the discount on our convertible notes and $1.7 million of depreciation and amortization on long-lived assets. Also included in cash used in operating activities in the three months ended March 31, 2013 was approximately $7.4 million in increased trade accounts receivable, $6.0 million for the payment of accrued liabilities and $0.8 million for prepaid expenses and other current assets. These amounts were partially offset by increases in accrued interest on our convertible senior notes of $1.3 million and trade accounts payable of $1.0 million.

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

Cash Used in Investing Activities

In the three months ended March 31, 2013, net cash used by investing activities included $3.3 million for the purchase (net of maturities) of available-for sale securities. Other investing activities in the three months ended March 31, 2013 used cash of approximately $1.0 million, primarily to acquire property, plant and equipment.

In the three months ended March 31, 2012, net cash provided by investing activities included $21.6 million received upon maturity (net of purchases) of available-for-sale securities, $1.5 million used to acquire property, plant and equipment and $0.8 million paid for a security deposit on a facility lease.

Cash Provided by Financing Activities

Cash provided by financing activities in the three months ended March 31, 2013 was approximately $141.9 million. On March 12, 2013, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, as representative of the several underwriters named in the Underwriting Agreement (the “Underwriters”), pursuant to which we agreed to sell and the Underwriters agreed to purchase, subject to and upon terms and conditions set forth therein, an aggregate of 1,500,000 shares of our common stock at a net sales price of $81.9114 per share (the public offering price of $86.45 per share minus the underwriting discount). We also granted the Underwriters an option to purchase 225,000 additional shares of our common stock at the public offering price less the underwriting discount, which the Underwriters exercised in full on March 13, 2013. The closing of the offering occurred on March 18, 2013. After fees and related expenses, net proceeds from the offering were approximately $141.0 million. The offering was completed pursuant to a prospectus supplement, dated March 12, 2013, to a shelf registration statement on Form S-3 that was previously filed with the SEC and which was declared effective on December 9, 2010. This shelf registration statement allows us to offer and sell from time to time, in one or more series or issuances and on terms that we determine at the time of the offering, any combination and amount of the securities described in the prospectus contained in the registration statement.

The exercise of stock options in the three months ended March 31, 2013 and 2012 resulted in cash proceeds of approximately $0.9 million and $0.4 million, respectively.

Operating Capital and Capital Expenditure Requirements

We have incurred operating losses to date and anticipate that we will continue to incur substantial net losses as we expand our sales and marketing capabilities, develop new products and seek regulatory approvals for the HeartWare System in the U.S. For the remainder of 2013, cash on hand is expected to primarily be used to fund our ongoing operations, including:

•	expanding our sales and marketing capabilities on a global basis;

•	growing market penetration particularly in the U.S. following FDA approval of the HeartWare System;

•	continued product development, including first human implants of the MVAD Pump;

•	regulatory and other compliance functions;

•	planned investments in infrastructure to support our growth; and

•	general working capital.

We expect to experience increased cash requirements for inventory and other working capital requirements to support continued growth.

Our convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. To date, all interest payments have been paid on a timely basis. Based on the outstanding principal amount of our convertible senior notes at March 31, 2013, the semi-annual interest payments due on June 15 and December 15, 2013 will be approximately $2.5 million each. These amounts are expected to be paid from cash on hand.

We believe cash on hand and investment balances as of March 31, 2013 are sufficient to support our planned operations for at least the next twelve months. At March 31, 2013, approximately $10.8 million of our cash on hand was held in foreign locations, including Australia, Germany and the United Kingdom. To date, the Company has not had unremitted foreign earnings and has not incurred U.S. federal and state income taxes related to repatriated earnings. As our operations in our foreign subsidiaries grow, we may generate foreign earnings and repatriation of those earnings to the U.S. could result in the levy of U.S. federal and state income taxes.

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

•	expanding our sales and marketing capabilities on a global basis;

•	broadening our infrastructure in order to meet the needs of our growing operations;

•	expenses related to funding and integrating strategic investments, acquisitions and collaborative arrangements;

•	payment of the 2.3% excise tax on gross revenue from the sale of our medical devices in the U.S. imposed by the PPACA;

•	payment of our convertible notes on maturity if not converted or repurchased; and

•	complying with the requirements related to being a public company in both the United States and Australia.

Contractual Obligations

In the three months ended March 31, 2013, there were no material changes outside the ordinary course of business to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2012 Annual Report on Form 10-K filed with the SEC on February 27, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report you should carefully consider the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 27, 2013.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of HeartWare International, Inc. (1)

3.2	Bylaws of HeartWare International, Inc. (1)

10.1	Separation Agreement and General Release between HeartWare, Inc. and Lauren Farrell dated as of February 26, 2013.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.***

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.

Date: May 3, 2013	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2013	/s/ Peter F. McAree
Peter F. McAree
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Separation Agreement and General Release between HeartWare, Inc. and Lauren Farrell dated as of February 26, 2013.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.