Form 10-Q
period 2013-06-30
HeartWare International, Inc.
filed 2013-08-08
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 2, 2013
Common Stock, $0.001 Par Value Per Share	16,449,194

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

•

our expectations with respect to our clinical trials, including enrollment, completion and outcomes of our clinical trials as well as approval of new clinical trials and additional patient cohorts with respect to our existing clinical trials;

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,024	$85,921
Short-term investments	31,148	16,887
Accounts receivable, net	33,596	25,225
Inventories, net	36,926	38,443
Prepaid expenses and other current assets	7,031	5,925

Total current assets	298,725	172,401

Property, plant and equipment, net	18,103	19,380
Goodwill	1,190	1,190
Other intangible assets, net	7,959	7,794
Deferred financing costs, net	2,152	2,329
Long-term investments	1,225	—
Other assets	3,567	3,405

Total assets	$332,921	$206,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,836	$12,024
Other accrued liabilities	19,386	22,020

Total current liabilities	30,222	34,044

Convertible senior notes, net	103,618	100,315
Other long-term liabilities	3,889	3,929

Commitments and contingencies - See Note 15

Stockholders’ equity:
Preferred stock - $.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock - $.001 par value; 25,000 shares authorized; 16,397 and 14,582 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	16	15
Additional paid-in capital	498,376	346,301
Accumulated deficit	(295,935)	(270,042)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(7,197)	(8,039)
Unrealized loss on investments	(68)	(24)

Total accumulated other comprehensive loss	(7,265)	(8,063)

Total stockholders’ equity	195,192	68,211

Total liabilities and stockholders’ equity	$332,921	$206,499

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue, net	$50,836	$29,053	$100,075	$55,398
Cost of revenue	18,866	12,665	37,646	23,493

Gross profit	31,970	16,388	62,429	31,905

Operating expenses:

Selling, general and administrative	17,217	14,204	33,704	26,920
Research and development	24,188	20,005	46,330	40,012

Total operating expenses	41,405	34,209	80,034	66,932

Loss from operations	(9,435)	(17,821)	(17,605)	(35,027)

Other income (expense):

Foreign exchange loss	(619)	(2,175)	(2,498)	(1,090)
Interest expense	(3,030)	(2,824)	(6,005)	(5,601)
Investment income, net	68	57	109	170
Other, net	82	(19)	106	(79)

Loss before income taxes	(12,934)	(22,782)	(25,893)	(41,627)
Provision for income taxes	—	—	—	—

Net loss	$(12,934)	$(22,782)	$(25,893)	$(41,627)

Net loss per common share - basic and diluted	$(0.79)	$(1.61)	$(1.66)	$(2.94)

Weighted average shares outstanding - basic and diluted	16,370	14,157	15,619	14,139

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(12,934)	$(22,782)	$(25,893)	$(41,627)

Other comprehensive income (loss)
Foreign currency translation adjustments	390	32	842	(70)
Unrealized (loss) gain on investments	(12)	6	(44)	20

Comprehensive loss	$(12,556)	$(22,744)	$(25,095)	$(41,677)

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except per share data)

	Common Shares, $0.001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount

Balance, December 31, 2012	14,582	$15	$346,301	$(270,042)	$(8,063)	$68,211
Issuance of common stock pursuant to public offering, net of offering costs	1,725	1	140,994	—	—	140,995
Issuance of common stock pursuant to share-based awards	90	—	1,704	—	—	1,704
Share-based compensation	—	—	9,377	—	—	9,377
Net loss	—	—	—	(25,893)	—	(25,893)
Other comprehensive income	—	—	—	—	798	798

Balance, June 30, 2013	16,397	$16	$498,376	$(295,935)	$(7,265)	$195,192

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,893)	$(41,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	3,204	2,054
Amortization of intangible assets	246	79
Share-based compensation expense	9,377	10,055
Amortization of premium on investments	254	497
Amortization of discount on convertible senior notes	3,303	2,928
Amortization of deferred financing costs	176	157
Other	95	401
Change in operating assets and liabilities:
Accounts receivable	(8,665)	(6,845)
Inventories, net	410	(3,160)
Prepaid expenses and other current assets	(1,157)	(1,272)
Accounts payable	(1,165)	5,991
Other accrued liabilities	(2,555)	769
Other long-term liabilities	(40)	703

Net cash used in operating activities	(22,410)	(29,270)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(17,965)	(15,000)
Maturities of investments	1,981	89,946
Additions to property, plant and equipment, net	(1,388)	(2,884)
Additions to patents	(410)	(254)
Cash paid for security deposits	—	(750)

Net cash used in investing activities	(17,782)	71,058

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	149,126	—
Payment of common stock issuance costs	(8,131)	—
Proceeds from exercise of stock options	1,704	1,065

Net cash provided by financing activities	142,699	1,065

Effect of exchange rate changes on cash and cash equivalents	1,596	391

INCREASE IN CASH AND CASH EQUIVALENTS	104,103	43,244

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	85,921	71,257

CASH AND CASH EQUIVALENTS - END OF PERIOD	$190,024	$114,501

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from our audited financial statements. The condensed consolidated statements of operations for the three and six months ended June 30, 2013 and cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2013.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

Note 2. Liquidity

At June 30, 2013, we had approximately $222.4 million of cash, cash equivalents and investments.

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

For the remainder of 2013, our cash, cash equivalents and investments are expected to primarily be used to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, research and development of new products, components and accessories, regulatory and other compliance functions as well as for general working capital. We believe our cash, cash equivalents and investment balances are sufficient to support our planned operations for at least the next twelve months.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. We have incurred substantial losses from operations since our inception, and losses have continued through June 30, 2013. At June 30, 2013, we had an accumulated deficit of approximately $295.9 million.

Note 3. Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of HeartWare International, Inc., and its subsidiaries described in Note 1 (Basis of Presentation). All inter-company balances and transactions have been eliminated in consolidation. We hold certain investments in small development-stage entities which are included in other assets on our condensed consolidated balance sheets. In accordance with FASB ASC 810, we analyzed the investments to determine whether the investments are variable interests or interests that give us a controlling financial interest in a variable interest entity (“VIE”). As of June 30, 2013, we determined there were no VIEs required to be consolidated, because we are not the primary beneficiary, as we do not have the power to direct the most meaningful activities of the VIE. Investments where we do not exercise operating and financial control are accounted for under the equity method or cost method depending on our ownership interest.

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

Investments

Our investments classified as available-for-sale are stated at fair value with unrealized gains and losses reported in accumulated other comprehensive loss within stockholders’ equity. We classify our available-for-sale investments as short-term if their remaining time to maturity at purchase is beyond three months, but less than twenty-four months. Investments with maturities at purchase beyond one year, but less than twenty-four months, may be classified as short-term based on their highly liquid nature and because these marketable securities represent the investment of cash that is available for current operations. Interest on investments classified as available-for-sale is included in investment income, net. Premiums paid on our short-term investments are amortized over the remaining term of the investment and the amortization is included in investment income, net.

Receivables

Accounts receivable consists of amounts due from the sale of our HeartWare® Ventricular Assist System (the “HeartWare System”) to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but generally do not require collateral or any other security to support credit sales. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. At June 30, 2013 and December 31, 2012, no customer had an accounts receivable balance greater than 10% of our total accounts receivable.

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

The following table summarizes the change in our allowance for doubtful accounts for the six months ended June 30, 2013 and 2012:

	2013	2012
	(in thousands)
Beginning balance	$750	$500
Additions (bad debt expense)	—	250
Deductions (charge-offs)	—	—

Ending balance	$750	$750

As of June 30, 2013 and December 31, 2012, we did not have an allowance for returns.

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

Deferred Financing Costs

Costs incurred in connection with the issuance of our convertible senior notes have been allocated between the liability component and the equity component as further discussed in Note 10 (Debt). The issuance costs allocated to the convertible senior notes were capitalized within deferred financing costs, net on our condensed consolidated balance sheets. These costs are being amortized using the effective interest method through December 15, 2017, the maturity date of the notes, and such amortization expense is reflected in interest expense on our condensed consolidated statements of operations. The amount of amortization for the three months ended June 30, 2013 and 2012 was approximately $0.1 million for each period. The amount of amortization for the six months ended June 30, 2013 and 2012 was approximately $0.2 million for each period. The amount of accumulated amortization at June 30, 2013 and December 31, 2012 was approximately $0.8 million and $0.6 million, respectively.

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

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenue and are not included in product warranty liability. No such costs were incurred in the three and six months ended June 30, 2013 and 2012.

The following table summarizes the change in our warranty liability for the six months ended June 30, 2013 and 2012:

	2013	2012
	(in thousands)
Beginning balance	$543	$203
Accrual for warranty expense	500	449
Warranty costs incurred during the period	(345)	(385)

Ending balance	$698	$267

Leases

We lease all of our administrative and manufacturing facilities. We recognize rent expense on a straight-line basis over the terms of our leases. Any scheduled rent increases, rent holidays and other related incentives are recognized on a straight-line basis over the terms of the leases. The difference between the cash rental payments and the straight-line recognition of rent expense over the terms of the leases results in a deferred rent asset or liability. As of June 30, 2013, the long-term portion of our deferred rent liability of approximately $2.8 million is included in other long-term liabilities on our condensed consolidated balance sheets.

Fair Value Measurements

The carrying amounts reported on our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of June 30, 2013 and December 31, 2012 and are carried at fair value. See Note 4 (Fair Value Measurements) and Note 10 (Debt) for more information.

Vendor Concentration

For the three and six months ended June 30, 2013, we purchased approximately 69% and 67%, respectively, of our inventory components and supplies from three vendors. For the three and six months ended June 30, 2012, we purchased approximately 70% and 71%, respectively, of our inventory components and supplies from the same three vendors. In addition, one of these vendors supplies consulting services and material used in research and development activities. As of June 30, 2013 and 2012, the amounts due to these vendors totaled approximately $4.1 million and $2.5 million, respectively.

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

We are subject to certain risks and uncertainties including, but not limited to, our ability to achieve profitability, to generate cash flow sufficient to satisfy our indebtedness, to run clinical trials in order to receive and maintain FDA and foreign regulatory approvals for our products, our ability to achieve widespread acceptance of our products, our ability to manufacture our products in a sufficient volume and at a reasonable cost, our ability to protect our proprietary technologies and develop new products, risks associated with operating in foreign countries, and general competitive and economic conditions. Changes in any of the preceding areas could have a material adverse effect on our business, results of operations or financial position.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. We plan to adopt the amendments in this ASU on a prospective basis effective January 1, 2014. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

At June 30, 2013
				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$31,148		$31,148	$—	$31,148	$—
Long-term investments	1,225		1,225	—	1,225	—

Liabilities
Convertible senior notes	103,618	(1)	174,787	—	174,787	—
Minimum royalty payment obligations	964	(2)	964	—	—	964

At December 31, 2012
				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$16,887		$16,887	$—	$16,887	$—

Liabilities
Convertible senior notes	100,315	(1)	169,122	—	169,122	—
Minimum royalty payment obligations	1,113	(2)	1,113	—	—	1,113

(1)	The carrying amount of our convertible senior notes is net of unamortized discount. See Note 10 (Debt) for more information.
(2)	Minimum royalty obligations represent the fair value of future minimum royalty payments to be made pursuant to agreements related to intellectual property licensed or acquired by World Heart to be paid over the next 3 to 17 years.

The fair value of our investments and convertible senior notes was determined using quoted prices (including trade data) for the instruments in markets that are not active. The fair value of our convertible senior notes is presented for disclosure purposes only.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. At June 30, 2013 and December 31, 2012, our financial liability categorized as Level 3 consisted of royalty payment obligations due under contractual arrangements related to our acquisition of World Heart in August 2012, because the fair value includes significant management judgment or estimation. The royalty payment obligations were valued using a discounted cash flow model, the future minimum royalty payment amounts and discount rates commensurate with our market risk and the terms of the obligations.

Assets That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as intangible assets, goodwill and property, plant, and equipment are evaluated for impairment annually or when indicators of impairment exist. No impairment was recorded for the three and six months ended June 30, 2013 and 2012. Non-financial assets such as identified intangibles acquired in connection with our acquisition of World Heart in August 2012 are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation.

Note 5. Investments

We have cash investment policies that limit investments to investment grade rated securities. At June 30, 2013 and December 31, 2012, all of our investments were classified as available-for-sale and carried at fair value. At June 30, 2013, our short-term investments had maturity dates of less than twenty-four months, while our long-term investments matured beyond twenty-four months, but within forty-two months.

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:

At June 30, 2013
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments:
Corporate debt	$24,891	$—	$(68)	$24,823
Certificates of deposit	6,325	—	—	6,325

Total short-term investments	$31,216	$—	$(68)	$31,148

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

At December 31, 2012
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments:
Corporate debt	$10,565	$—	$(25)	$10,540
Certificates of deposit	6,346	1	—	6,347

Total short-term investments	$16,911	$1	$(25)	$16,887

For the three and six months ended June 30, 2013 and 2012, we did not have any realized gains or losses on our investments. At June 30, 2013 and December 31, 2012, none of our available-for-sale investments had been in a continuous loss position for more than twelve months.

Note 6. Inventories, Net

Components of inventories, net are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Raw material	$14,250	$11,192
Work-in-process	11,263	11,123
Finished goods	11,413	16,128

	$36,926	$38,443

Finished goods inventories includes inventory held on consignment at customer sites of approximately $4.8 million and $5.5 million at June 30, 2013 and December 31, 2012, respectively.

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	Estimated Useful Lives	June 30, 2013	December 31, 2012
		(in thousands)
Machinery and equipment	1.5 to 7 years	$18,022	$17,894
Leasehold improvements	3 to 10 years	8,025	8,082
Office equipment, furniture and fixtures	5 to 7 years	1,025	912
Purchased software	1 to 7 years	4,424	3,572

		31,496	30,460
Less: accumulated depreciation		(13,393)	(11,080)

		$18,103	$19,380

During the quarter ended June 30, 2013, we decided to consolidate certain development activities performed in our Australian facility, and relocate those activities to the United States. This action will result in costs related to the portion of our Australian facility we will no longer utilize as well as the write-off of certain fixed assets upon their discontinued use in the second half of 2013. The net book value of leasehold improvements and other fixed assets within our Australian facility was approximately $1.6 million as of June 30, 2013. We expect to finalize our plans and estimates of the costs prior to September 30, 2013. This action will not have a material effect on our operations.

Note 8. Goodwill and Intangible Assets, Net

In August 2012, we acquired World Heart and recorded $1.2 million of goodwill. Goodwill is not amortized but will be reviewed for impairment on an annual basis starting in the fourth quarter of 2013 or sooner if indicators of impairment arise.

The gross carrying amount of amortizable intangible assets and the related accumulated amortization for intangible assets are as follows:

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Patents	$6,275	$(852)	$5,865	$(606)

Patents are being amortized using the straight-line method over their estimated useful lives, which range from 8 to 16 years. Amortization expense for the three months ended June 30, 2013 and 2012 was approximately $125,000 and $41,000, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was approximately $246,000 and $79,000, respectively.

We recognized approximately $2.5 million of in-process research and development in connection with our acquisition of World Heart in August 2012. In-process research and development has an indefinite life. At the time the economic life becomes determinable (upon project completion or abandonment) the amount will be amortized over its expected remaining life.

Note 9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Accrued payroll and other employee costs	$7,013	$8,818
Accrued material purchases	3,391	5,628
Accrued research and development costs	2,499	3,132
Accrued professional fees	1,778	1,340
Accrued VAT	1,317	1,212
Other accrued expenses	3,388	1,890

	$19,386	$22,020

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $3.1 million and $5.9 million at June 30, 2013 and December 31, 2012, respectively.

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

In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, which applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, we recorded the long-term debt and equity components on our Convertible Notes separately on the issuance date. The amount recorded for long-term debt was determined by measuring the fair value of a similar liability that does not have an associated equity component. The measurement of fair value required the Company to make estimates and assumptions to determine the present value of the cash flows of the Convertible Notes, absent the conversion feature. This treatment increased interest expense associated with our Convertible Notes by adding a non-cash component to interest expense in the form of amortization of a debt discount calculated based on the difference between the 3.5% cash coupon rate and the effective interest rate on debt borrowing of approximately 12.5%. The discount is being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and is included in interest expense on our condensed consolidated statements of operations. Additionally, we allocated the costs related to issuance of the Convertible Notes on the same percentage as the long-term debt and equity components, such that a portion of the costs is allocated to the long-term debt component and the equity component included in additional paid-in capital. The portion of the costs allocated to the long-term debt component is presented as deferred financing costs, net on our condensed consolidated balance sheets. These deferred financing costs are also being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and the amortization is included in interest expense on our condensed consolidated statements of operations.

The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Principal amount	$143,750	$143,750
Unamortized discount	(40,132)	(43,435)

Net carrying amount	$103,618	$100,315

Equity component	$55,038	$55,038

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on June 28, 2013 of $95.11 per share, was approximately $136.7 million. The fair value of our Convertible Notes as presented in Note 4 was $174.8 million at June 30, 2013.

Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the three and six months ended June 30, 2013 and 2012, interest expense related to the Convertible Notes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Stated amount at 3.5% coupon rate	$1,258	$1,258	$2,516	$2,516
Amortization of discount	1,676	1,486	3,303	2,928
Amortization of deferred financing costs	90	80	176	157

	$3,024	$2,824	$5,995	$5,601

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

In the six months ended June 30, 2013, we issued an aggregate of 68,207 shares of our common stock upon the exercise of stock options and an aggregate of 21,661 shares of our common stock upon the vesting of restricted stock units.

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

We allocate share-based compensation expense to cost of revenue, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three and six months ended June 30, 2013 and 2012, we recorded share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$611	$1,022	$1,142	$1,754
Selling, general and administrative	2,792	3,606	5,219	5,487
Research and development	1,526	1,713	3,016	2,814

	$4,929	$6,341	$9,377	$10,055

The decrease in share-based compensation expense for the three and six months ended June 30, 2013, compared to the same periods of the prior year, is primarily due to catch-up expense on historical awards recognized in the second quarter of 2012 in connection with a reduction in our estimated forfeiture rate in that period.

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

Upon receipt of stockholder approval on May 31, 2012, we adopted the HeartWare International, Inc. 2012 Incentive Award Plan (“2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, deferred stock, deferred stock units, stock payments and stock appreciation rights (collectively referred to as “Awards”), to our directors, employees and consultants. Under the terms of the 2012 Plan, the total number of shares of our common stock initially reserved for issuance under Awards is 1,375,000, provided that the total number of shares of our common stock that may be issued pursuant to “Full Value Awards” (Awards other than options, SARs or other Awards for which the holder pays the intrinsic value existing as of the date of grant whether directly or by forgoing a right to receive a payment from the Company) is 1,275,000. As of June 30, 2013, Awards with respect to 296,500 shares were issued and outstanding under the 2012 Plan. Subsequent to adoption of the 2012 Plan, no new Awards will be granted under our prior plans. Any outstanding Awards under the prior plans will continue to be subject to the terms and conditions of the plan under which they were granted.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The following table includes the weighted average assumptions used for options issued in the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dividend yield	0%	0%	0%	0%
Expected volatility	40.00%	57.00%	40.00%	57.00%
Risk-free interest rate	1.15%	1.00%	1.15%	1.00%
Estimated holding period (years)	6.25	6.25	6.25	6.25

Information related to options granted under all of our plans at June 30, 2013 and activity in the six months then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	291	$36.70
Granted	7	95.05
Exercised	(68)	24.98
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2013	230	$38.73	4.49	$12,944

Exercisable at June 30, 2013	190	$33.85	3.81	$11,667

The aggregate intrinsic values at June 30, 2013 noted in the table above represent the closing price of our common stock traded on NASDAQ less the weighted average exercise price at period end multiplied by the number of options outstanding or exercisable.

The weighted average grant date fair value per share of options issued in the six months ended June 30, 2013 and 2012 was $38.51 and $43.83 per share, respectively.

The total intrinsic value of options exercised in the six months ended June 30, 2013 and 2012 was approximately $4.6 million and $1.4 million, respectively. Cash received from options exercised in the six months ended June 30, 2013 and 2012 was approximately $1.7 million and $1.1 million, respectively.

At June 30, 2013, there was approximately $0.5 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested options. This expense is expected to be recognized over a weighted average period of one year.

Restricted Stock Units

Each RSU represents a contingent right to receive one share of our common stock. RSUs generally vest on a pro-rata basis on each anniversary of the issuance date over three or four years or vest in accordance with performance-based criteria. The RSUs with performance-based vesting criteria vest in one or more tranches contingent upon the achievement of pre-determined milestones related to the development of our products, the achievement of certain prescribed clinical and regulatory objectives, the achievement of specific financial performance measures or similar multi-year metrics. There is no consideration payable on the vesting or exercise of RSUs issued under the plans. Upon vesting, the RSUs are exercised automatically and settled in shares of our common stock.

Information related to RSUs at June 30, 2013 and activity in the six months then ended is as follows:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	547
Granted	96
Vested/Exercised	(22)
Forfeited	(14)
Expired	—

Outstanding at June 30, 2013	607	1.84	$57,765

Exercisable at June 30, 2013	—	—	$—

The aggregate intrinsic value at June 30, 2013 noted in the table above represents the closing price of our common stock traded on NASDAQ multiplied by the number of RSUs outstanding.

At June 30, 2013, 16,700 of the RSUs outstanding are subject to performance-based vesting criteria as described above.

The total intrinsic value of RSUs vested in the six months ended June 30, 2013 and 2012 was approximately $2.0 million and $2.7 million, respectively.

The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted in the six months ended June 30, 2013 and 2012 was $92.07 and $80.67, respectively.

At June 30, 2013, we had approximately $25.6 million of unrecognized compensation expense related to non-vested RSU awards, net of estimated forfeitures. This expense is expected to be recognized over a weighted average period of 1.6 years.

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

	Three and Six Months Ended
	June 30,
Common shares issuable upon:	2013	2012
	(in thousands)

Conversion of convertible senior notes	1,438	1,438
Exercise or vesting of share-based awards	837	953

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

Product sales by geographic location were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
United States	$25,106	$4,196	$51,256	$10,637
Germany	13,703	10,282	26,033	19,813
International, excluding Germany	12,027	14,575	22,786	24,948

	$50,836	$29,053	$100,075	$55,398

The percentage of our revenue generated in the U.S. increased in 2013 as compared to 2012 due to receipt in November 2012 of FDA approval to sell the HeartWare System commercially in the U.S. As a significant portion of our revenue is generated outside of the U.S., we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the U.S. For the three and six months ended June 30, 2013, no customer exceeded 10% of product sales individually.

Note 15. Commitments and Contingencies

At June 30, 2013, we had purchase order commitments of approximately $42.9 million related to product costs, supplies, services and property, plant and equipment purchases. Many of our materials and supplies require long lead times. Our purchase order commitments reflect materials that may be received up to one year from the date of order.

In addition to the above, we have entered into employment agreements with all of our executive officers. These contracts do not have a fixed term and are constructed on an at-will basis. Some of these contracts provide executives with the right to receive certain additional payments and benefits if their employment is terminated including after a change of control, as defined in these agreements.

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

Milestone Payment

In connection with the purchase of assets from Kriton Medical in 2003, we entered into a settlement and release agreement pursuant to which we were required to make a milestone payment of $1.25 million six months after our first circulatory assist device was approved for sale in the United States. The payment was accrued in November 2012 when the HeartWare System was approved for sale in the United States and made in July 2013 and was included in other accrued liabilities on our condensed consolidated balance sheets.

Note 16. Subsequent Events

We have evaluated events and transactions that occurred subsequent to June 30, 2013 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. We did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

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

In November 2012, we received approval from the FDA for the HeartWare System as a bridge to heart transplantation in patients with end-stage heart failure. The HeartWare System has been available in the European Union since receiving CE marking in 2009. In May 2012, we received an expanded European label for long-term use of the HeartWare System in all patients at risk of death from refractory, end-stage heart failure. The HeartWare System has been implanted in patients at over 200 health care sites and in over 30 countries.

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

In June 2013, the FDA granted conditional approval to a protocol designed to confirm observations from ENDURANCE that sites adhering to more regular monitoring and management of patient blood pressure witnessed a notably lower incidence of neurological events. In this supplemental cohort, we currently expect to enroll up to an additional 240 HeartWare HVAD patients, as well as up to an additional 120 control patients using a randomization scheme consistent with the ENDURANCE protocol. Patients will be followed for 12 months after implant. We intend to incorporate the data from this new cohort into an anticipated Pre-Market Approval application seeking approval of the HeartWare System for the Destination Therapy indication. Patient enrollment in this supplemental cohort can commence at the 50 centers participating in the ENDURANCE clinical trial, following edits to the protocol as prescribed by FDA and Institutional Review Board approvals at each of the centers. We expect patient enrollment will commence in the second half of 2013.

Beyond the HeartWare System, we are also evaluating our new miniaturized device, known as the MVAD® System. The MVAD System utilizes the same technology platform as the HeartWare System but adopts an axial flow, rather than a centrifugal flow, configuration. The MVAD Pump is less than one-half the size of the HVAD Pump and can provide partial or full support. The MVAD platform has been designed to allow for multiple configurations and surgical placements in order to reduce surgical invasiveness while improving clinical outcomes. We currently expect to enroll our first patient in an MVAD international study in early 2014.

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

We are headquartered in Framingham, Massachusetts. We have facilities in Miami Lakes, Florida, Sydney, Australia and Hannover, Germany.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on February 27, 2013. During the six months ended June 30, 2013, there were no significant changes to any of our significant accounting policies.

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

Results of Operations

Three and six months ended June 30, 2013 and 2012

Revenue, net

In November 2012, we received approval from the FDA for the HeartWare System as a bridge to heart transplantation in patients with end-stage heart failure. This approval resulted in substantially increased year-to-date sales in the United States compared to year-to-date fiscal 2012 sales which were derived from a mix of clinical trial activities in the United States and ongoing commercial sales of our HVAD system internationally.

During the three and six months ended June 30, 2013, domestic revenues comprised approximately 49% and 51%, respectively, of our product sales compared to approximately 14% and 19% in the three and six months ended June 30, 2012, respectively.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Revenue, net	$50,836	$29,053	75%	$100,075	$55,398	81%

During the three months ended June 30, 2013, our U.S. revenues increased approximately $20.9 million, or 498%, to $25.1 million compared to U.S. revenues of approximately $4.2 million in the three months ended June 30, 2012. A total of 235 HVAD pumps were sold in the U.S. during the quarter compared to 42 pumps sold in the same period in 2012. International sales increased during the quarter by approximately $0.8 million, or 4%, to $25.7 million compared to international revenues of approximately $24.9 million in the three months ended June 30, 2012. A total of 288 HVAD pumps were sold internationally during the quarter compared to 276 pumps sold internationally in the same period in 2012.

During the six months ended June 30, 2013, our U.S. revenues increased approximately $40.7 million, or 382%, to $51.3 million compared to U.S. revenues of approximately $10.6 million in the six months ended June 30, 2012. A total of 473 HVAD pumps were sold in the U.S. during the six month period compared to 116 pumps sold in the same period in 2012. International sales increased during the six month period by approximately $4.0 million, or 9%, to $48.8 million compared to international revenues of approximately $44.8 million in the six months ended June 30, 2012. A total of 532 HVAD pumps were sold internationally year-to-date compared to 500 pumps sold internationally in the year-to-date period in 2012.

Changes in foreign currency exchange rates favorably impacted net revenue by approximately $0.2 million and $0.1 million, or less than 1%, in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. During the three and six month ended June 30, 2013, approximately 43% and 42% of our sales were denominated in foreign currencies including principally the Euro and British pound. Movements in foreign currency exchange rates have had an effect on our reported revenue amounts in the past and could have a significant favorable or unfavorable impact on our reported revenue amounts in the future.

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

Cost of Revenue

Cost of revenue includes costs associated with manufacturing and distributing our products and consists of direct materials, labor and overhead expenses allocated to the manufacturing process, provisions for excess or obsolete inventory, and shipping costs. Cost of revenue totaled approximately $18.9 million and $12.7 million in the three months ended June 30, 2013 and 2012, respectively. Cost of revenue totaled approximately $37.6 million and $23.5 million in the six months ended June 30, 2013 and 2012, respectively.

Gross profit and gross margin percentage are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Gross profit	$31,970	$16,388	$62,429	$31,905
Gross margin %	62.9%	56.4%	62.4%	57.6%

Gross margin percentage for the three and six months ended June 30, 2013 increased compared to the same periods in 2012 by 6.5% and 4.8% respectively. The increase was primarily a result of decreased cost per unit due to production efficiencies associated with increased sales and higher per unit sales prices in 2013, which are attributable to the introduction of commercial product in the United States during the fourth quarter of 2012. Compared to the same periods in the prior year higher unit sales prices contributed 1.4% and 2.4% of the gross margin increase for the three and six months ended June 30, 2013, respectively, with the balance of the increase related to the described production efficiencies.

Selling, General and Administrative

Selling, general and administrative expenses include costs associated with selling and marketing our products and the general corporate administration of the Company. These costs are primarily related to salaries and wages and related employee costs, travel, marketing, external consultants and contractors, legal and accounting fees and general infrastructure costs, and include all operating costs not associated with or otherwise classified as research and development costs or cost of revenue.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Total selling, general and administrative expenses	$17,217	$14,204	21%	$33,704	$26,920	25%
% of operating expenses	42%	42%		42%	40%

The increase of $3.0 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily a result of an increase in employee costs, including salaries and related costs, of approximately $1.7 million, due to increased headcount to build our global sales and marketing and administrative functions to support expected future growth. We also experienced an increase in expenses related to our commercial launch of the HeartWare System in the United States, including travel, conferences and trade shows and marketing expenditures, aggregating $1.1 million. These expense increases were partially offset by a reduction in non-cash share-based compensation expense of $0.8 million, primarily due to the reduction in our estimated forfeiture rate in the second quarter of 2012, which resulted in an expense catch-up on historical grants in the three months ended June 30, 2012. Selling, general and administrative expenses for the three months ended June 30, 2012 were partially offset by an insurance recovery of $0.8 million related to the settlement of litigation.

The increase of $6.8 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily a result of an increase in employee costs, including salaries and related costs, of approximately $3.5 million, due to increased headcount to build our global sales and marketing and administrative functions to support expected future growth. We also experienced an increase in expenses related to our commercial launch of the HeartWare System in the United States, including travel, conferences and trade shows and marketing expenditures, aggregating $2.2 million. Selling, general and administrative expenses for the six months ended June 30, 2012 were partially offset by an insurance recovery of $0.8 million related to the settlement of litigation. Expense increases were partially offset by a reduction in non-cash share-based compensation expense of $0.3 million, primarily due to the reduction in our estimated forfeiture rate in the second quarter of 2012, which resulted in an expense catch-up on historical grants in the three months ended June 30, 2012.

In 2010, the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”) were signed into law. Among other things, the PPACA and the Reconciliation Act, when taken together, impose a 2.3% excise tax on the U.S. sales of certain medical devices, including our devices, which became effective January 1, 2013. We have included this tax expense in selling, general and administrative expenses on our condensed consolidated statements of operations. We have not invoiced our customers for this tax as a separate charge, and the tax is not included as an element of revenue. The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States. The amount of excise tax recognized in the three and six months ended June 30, 2013 was approximately $0.5 million and $1.1 million, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Total research and development expenses	$24,188	$20,005	21%	$46,330	$40,012	16%
% of operating expenses	58%	58%		58%	60%

The increase in research and development expenses for the three and six months ended June 30, 2013 as compared to the same periods in 2012 was primarily due to an increase in spending associated with product development initiatives, namely development of the PAL controller and the MVAD Pump.

The $4.2 million increase for the three months ended June 30, 2013 was primarily due to an increase in costs associated with development projects, including consumables, outside engineering, consultants and contractors, of $3.5 million and additional employee costs, including salaries and wages and related costs, of approximately $1.9 million associated with increased headcount. These increases were partially offset by a decrease in costs related to clinical trials of $1.7 million.

The $6.3 million increase for the six months ended June 30, 2013 was primarily due to an increase in costs associated with development projects, including consumables, outside engineering, consultants and contractors, of $3.6 million and additional employee costs, including salaries and wages and related costs, of approximately $3.2 million associated with increased headcount. These increases were partially offset by a decrease in costs related to clinical trials of $2.1 million.

We expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future as we continue to incur substantial development costs related to our next generation products, including PAL and MVAD, and certain early research initiatives, new clinical trial expenses related to clinical trials for HVAD in new markets and MVAD both in Europe and the United States, as well as ongoing clinical trial expenses associated with bridge-to-transplant post-approval study requirements and ongoing patient follow-up related to the ENDURANCE clinical trial.

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

In the three and six months ended June 30, 2013, our net foreign exchange losses totaled approximately $0.6 million and $2.5 million, respectively, compared to net losses of approximately $2.2 million and $1.1 million in the same periods of 2012. In 2013 and 2012, the majority of our realized and unrealized foreign exchange gains and losses were experienced upon the collection of certain accounts receivable that were denominated in foreign currencies, and the translation to U.S. dollars at period end of certain balance sheet accounts, denominated in foreign currencies, primarily the Euro. We expect to continue to realize foreign exchange gains and losses for the foreseeable future as a significant portion of our sales is denominated in foreign currencies. We do not currently utilize foreign currency contracts to manage foreign exchange risks.

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

In the three months ended June 30, 2013, interest expense was approximately $3.0 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.7 million of non-cash amortization of the discount and deferred financing costs. In the three months ended June 30, 2012, interest expense was approximately $2.8 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.5 million of non-cash amortization of the discount and deferred financing costs.

In the six months ended June 30, 2013, interest expense was approximately $6.0 million, which included $2.5 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $3.5 million of non-cash amortization of the discount and deferred financing costs. In the six months ended June 30, 2012, interest expense was approximately $5.6 million, which included $2.5 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $3.1 million of non-cash amortization of the discount and deferred financing costs.

Investment Income, net

Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $0.1 million in both the three and six months ended June 30, 2013, compared to $0.1 million and $0.2 million in the same periods in the prior year. We ended the second quarter of 2013 with approximately $222.4 million in cash, cash equivalents and available-for-sale investments, primarily due to our public offering of our common stock completed in March 2013. While we had higher average balances during the second quarter of 2013 and first half of 2013 compared to 2012, we continue to experience low interest rates.

Income Taxes

We are subject to taxation in the United States and jurisdictions outside of the United States. These jurisdictions have different marginal tax rates. Foreign earnings are considered to be permanently reinvested in operations outside the U.S. and therefore we have not provided for U.S. income taxes on these unrepatriated foreign earnings. We have incurred significant U.S. losses since inception, however, changes in issued capital and share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and therefore a 100% valuation allowance has been recorded against our net deferred tax assets. As of June 30, 2013, we did not have earnings which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely whether to record a deferred tax asset as we further expand the commercialization of our products.

Liquidity and Capital Resources

As of June 30, 2013, our cash and cash equivalents were approximately $190.0 million as compared to $85.9 million at December 31, 2012.

Following is a summary of our cash flow activities:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(22,410)	$(29,270)
Net cash (used in) provided by investing activities	(17,782)	71,058
Net cash provided by financing activities	142,699	1,065
Effect of exchange rate changes on cash and cash equivalents	1,596	391

Net increase in cash and cash equivalents	$104,103	$43,244

Cash Used in Operating Activities

For the six months ended June 30, 2013, cash used in operating activities included a net loss of approximately $25.9 million and non-cash adjustments to net loss totaling approximately $16.6 million which primarily consisted of $9.4 million of share-based compensation, $3.3 million for the amortization of the discount on our convertible notes and $3.5 million of depreciation and amortization on long-lived assets. Also included in cash used in operating activities in the six months ended June 30, 2013 was approximately $8.7 million in increased trade accounts receivable, $2.6 million for the payment of accrued liabilities, $1.2 million for the payment of trade payables and $1.2 million for prepaid expenses and other current assets.

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

Cash Used in Investing Activities

In the six months ended June 30, 2013, net cash used by investing activities included $15.8 million for the purchase (net of maturities) of available-for sale securities. Other investing activities in the six months ended June 30, 2013 used cash of approximately $2.0 million, primarily to acquire property, plant and equipment.

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

The exercise of stock options in the six months ended June 30, 2013 and 2012 resulted in cash proceeds of approximately $1.7 million and $1.1 million, respectively.

Operating Capital and Capital Expenditure Requirements

We have incurred operating losses to date and anticipate that we will continue to incur substantial net losses as we expand our sales and marketing capabilities, develop new products and seek regulatory approvals for expanded indications of the HeartWare System in the U.S. For the remainder of 2013, cash on hand is expected to primarily be used to fund our ongoing operations, including:

•	expanding our sales and marketing capabilities on a global basis;

•	growing market penetration particularly in the U.S. following FDA approval of the HeartWare System;

•	continued product development, including development of the MVAD Pump and PAL controller, and clinical trials related to expanded indications of the HeartWare System;

•	pre-clinical costs relating to prospective first human implants of the MVAD Pump;

•	regulatory and other compliance functions;

•	planned investments in infrastructure to support our growth; and

•	general working capital.

We expect to experience increased cash requirements for inventory and other working capital requirements to support continued growth.

Our convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. During the quarter ended June 30, 2013, we paid the $2.5 million interest payment that was due on June 15, 2013. To date, all interest payments have been paid on a timely basis. Based on the outstanding principal amount of our convertible senior notes at June 30, 2013, the semi-annual interest payment due on December 15, 2013 will be approximately $2.5 million. This amount is expected to be paid from cash on hand.

We believe cash on hand and investment balances as of June 30, 2013 are sufficient to support our planned operations for at least the next twelve months. At June 30, 2013, approximately $8.3 million of our cash on hand was held in foreign locations, including Australia, Germany and the United Kingdom. To date, the Company has not had unremitted foreign earnings and has not incurred U.S. federal and state income taxes related to repatriated earnings. As our operations in our foreign subsidiaries grow, we may generate foreign earnings and repatriation of those earnings to the U.S. could result in the levy of U.S. federal and state income taxes.

Because of the numerous risks and uncertainties associated with the development of medical devices we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to maintain regulatory approvals, fund commercial expansion, and develop and obtain regulatory approvals for new products. Our future capital requirements will depend on many factors, including but not limited to the following:

•	commercial acceptance of our products;

•	reimbursement of our products by governmental agencies and third party payers;

•	costs to manufacture our products;

•	expenses required to operate multiple clinical trials;

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

Contractual Obligations

In the six months ended June 30, 2013, there were no material changes outside the ordinary course of business to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2012 Annual Report on Form 10-K filed with the SEC on February 27, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of HeartWare International, Inc. (1)

3.2	Bylaws of HeartWare International, Inc. (1)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements. ***

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.

Date: August 8, 2013	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	/s/ Peter F. McAree
Peter F. McAree
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.