Form 10-Q
period 2013-09-30
HeartWare International, Inc.
filed 2013-11-07
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 1, 2013
Common Stock, $0.001 Par Value Per Share	16,462,034

References

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “HeartWare,” “the Company,” “HeartWare Group,” “we,” “us” and “our” refer to HeartWare International, Inc. and its consolidated subsidiaries.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,906	$85,921
Short-term investments	35,875	16,887
Accounts receivable, net	30,305	25,225
Inventories	37,883	38,443
Prepaid expenses and other current assets	11,511	5,925

Total current assets	303,480	172,401
Property, plant and equipment, net	16,312	19,380
Goodwill	1,190	1,190
Other intangible assets, net	8,003	7,794
Deferred financing costs, net	2,059	2,329
Long-term investments	1,225	—
Other assets	3,686	3,405

Total assets	$335,955	$206,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,280	$12,024
Other accrued liabilities	25,694	22,020

Total current liabilities	34,974	34,044
Convertible senior notes, net	105,345	100,315
Other long-term liabilities	3,691	3,929
Commitments and contingencies – See Note 15
Stockholders’ equity:
Preferred stock – $.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock – $.001 par value; 25,000 shares authorized; 16,458 and 14,582 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	16	15
Additional paid-in capital	507,098	346,301
Accumulated deficit	(307,305)	(270,042)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(7,835)	(8,039)
Unrealized loss on investments	(29)	(24)

Total accumulated other comprehensive loss	(7,864)	(8,063)
Total stockholders’ equity	191,945	68,211

Total liabilities and stockholders’ equity	$335,955	$206,499

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue, net	$54,800	$22,862	$154,875	$78,261
Cost of revenue	19,529	10,925	57,175	34,418

Gross profit	35,271	11,937	97,700	43,843
Operating expenses:
Selling, general and administrative	19,844	13,768	53,548	40,687
Research and development	25,930	21,379	72,201	61,392

Total operating expenses	45,774	35,147	125,749	102,079
Loss from operations	(10,503)	(23,210)	(28,049)	(58,236)
Other income (expense):
Foreign exchange gain (loss)	2,082	1,153	(416)	63
Interest expense	(3,082)	(2,876)	(9,088)	(8,477)
Investment income, net	53	28	162	198
Other, net	79	(81)	128	(161)

Loss before income taxes	(11,371)	(24,986)	(37,263)	(66,613)
Provision for income taxes	—	—	—	—
Net loss	$(11,371)	$(24,986)	$(37,263)	$(66,613)

Net loss per common share — basic and diluted	$(0.69)	$(1.75)	$(2.34)	$(4.70)

Weighted average shares outstanding — basic and diluted	16,439	14,274	15,895	14,185

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(11,371)	$(24,986)	$(37,263)	$(66,613)
Other comprehensive income (loss)
Foreign currency translation adjustments	(186)	(189)	204	(259)
Unrealized gain (loss) on investments	39	3	(5)	23

Comprehensive loss	$(11,518)	$(25,172)	$(37,064)	$(66,849)

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except per share data)

	Common Shares, $0.001 Par Value Per Share		Additional		Accumulated Other
	Shares		Paid-In	Accumulated	Comprehensive
	Issued	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2012	14,582	$15	$346,301	$(270,042)	$(8,063)	$68,211
Issuance of common stock pursuant to public offering, net of offering costs	1,725	1	140,977	—	—	140,978
Issuance of common stock pursuant to share-based awards	151	—	3,378	—	—	3,378
Share-based compensation	—	—	16,442	—	—	16,442
Net loss	—	—	—	(37,263)	—	(37,263)
Other comprehensive income	—	—	—	—	199	199

Balance, September 30, 2013	16,458	$16	$507,098	$(307,305)	$(7,864)	$191,945

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,263)	$(66,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	4,823	3,322
Amortization of intangible assets	375	123
Share-based compensation expense	16,442	14,947
Amortization of premium on investments	437	534
Amortization of discount on convertible senior notes	5,030	4,460
Amortization of deferred financing costs	270	239
Other	711	485
Change in operating assets and liabilities:
Accounts receivable	(4,806)	(2,190)
Inventories	(768)	(6,684)
Prepaid expenses and other current assets	(5,554)	(1,194)
Accounts payable	(2,741)	4,349
Accrued interest on convertible senior notes	1,262	1,262
Other accrued liabilities	2,396	(50)
Other long-term liabilities	(238)	672

Net cash used in operating activities	(19,624)	(46,338)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(23,191)	(15,000)
Maturities of investments	2,226	101,507
Acquisition of World Heart, net of cash acquired	—	3,687
Additions to property, plant and equipment	(2,107)	(4,201)
Proceeds from sale of equipment	743	—
Additions to patents	(584)	(376)
Cash paid for security deposits	—	(750)

Net cash (used in) provided by investing activities	(22,913)	84,867
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	149,126	—
Payment of common stock issuance costs	(8,148)	—
Proceeds from exercise of stock options	3,378	2,316

Net cash provided by financing activities	144,356	2,316
Effect of exchange rate changes on cash and cash equivalents	166	(219)

INCREASE IN CASH AND CASH EQUIVALENTS	101,985	40,626
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	85,921	71,257

CASH AND CASH EQUIVALENTS — END OF PERIOD	$187,906	$111,883

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

HeartWare International, Inc., referred to in these notes collectively with its subsidiaries as “we,” “our,” “HeartWare,” the “HeartWare Group” or the “Company,” is a medical device company that develops, manufactures and markets miniaturized implantable heart pumps, or ventricular assist devices, to treat patients suffering from advanced heart failure.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from our audited financial statements. The condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2013.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

Note 2. Liquidity

At September 30, 2013, we had approximately $225.0 million of cash, cash equivalents and investments.

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

For the remainder of 2013, our cash, cash equivalents and investments are expected to primarily be used to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, research and development of new and existing products (including clinical trials), components and accessories, regulatory and other compliance functions as well as for general working capital. We believe our cash, cash equivalents and investment balances are sufficient to support our planned operations for at least the next twelve months.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. We have incurred substantial losses from operations since our inception, and losses have continued through September 30, 2013. At September 30, 2013, we had an accumulated deficit of approximately $307.3 million.

Note 3. Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the HeartWare Group. All inter-company balances and transactions have been eliminated in consolidation. We hold certain investments in small privately-held development-stage entities which are included in other assets on our condensed consolidated balance sheets. In accordance with FASB ASC 810, we analyzed the investments to determine whether the investments are variable interests or interests that give us a controlling financial interest in a variable interest entity (“VIE”). As of September 30, 2013, we determined there were no VIEs required to be consolidated, because we are not the primary beneficiary, as we do not have the power to direct the most meaningful activities of the VIE. Investments where we do not exercise operating and financial control are accounted for under the equity method or cost method depending on our ownership interest.

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

Receivables

Accounts receivable consists of amounts due from the sale of our HeartWare® Ventricular Assist System (the “HeartWare System”) to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but generally do not require collateral or any other security to support credit sales. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. At September 30, 2013, one customer had an accounts receivable balance greater than 10% of total accounts receivable representing approximately 13% of our total accounts receivable. At December 31, 2012, no customer had an accounts receivable balance greater than 10% of our total accounts receivable.

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

The following table summarizes the change in our allowance for doubtful accounts for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(in thousands)
Beginning balance	$750	$500
(Reversals) charges to expense	(206)	250
Charge-offs	—	—

Ending balance	$544	$750

As of September 30, 2013 and December 31, 2012, we did not have an allowance for returns.

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

Deferred Financing Costs

Costs incurred in connection with the issuance of our convertible senior notes have been allocated between the liability component and the equity component as further discussed in Note 10 (Debt). The issuance costs allocated to the convertible senior notes were capitalized within deferred financing costs, net on our condensed consolidated balance sheets. These costs are being amortized using the effective interest method through December 15, 2017, the maturity date of the notes, and the amortization expense is reflected in interest expense on our condensed consolidated statements of operations. The amount of amortization for the three months ended September 30, 2013 and 2012 was approximately $0.1 million for each period. The amount of amortization for the nine months ended September 30, 2013 and 2012 was approximately $0.3 million and $0.2 million, respectively. The amount of accumulated amortization at September 30, 2013 and December 31, 2012 was approximately $0.9 million and $0.6 million, respectively.

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

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenue and are not included in product warranty liability. No such costs were incurred in the three and nine months ended September 30, 2013 and 2012.

The following table summarizes the change in our warranty liability for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(in thousands)
Beginning balance	$543	$203
Accrual for warranty expense	856	668
Warranty costs incurred during the period	(345)	(453)

Ending balance	$1,054	$418

Leases

We lease all of our administrative and manufacturing facilities. We recognize rent expense on a straight-line basis over the terms of our leases. Any scheduled rent increases, rent holidays and other related incentives are recognized on a straight-line basis over the terms of the leases. The difference between the cash rental payments and the straight-line recognition of rent expense over the terms of the leases results in a deferred rent asset or liability. As of September 30, 2013, the long-term portion of our deferred rent liability of approximately $2.6 million is included in other long-term liabilities on our condensed consolidated balance sheets.

Fair Value Measurements

The carrying amounts reported on our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of September 30, 2013 and December 31, 2012 and are carried at fair value. See Note 4 (Fair Value Measurements) and Note 10 (Debt) for more information.

Vendor Concentration

For the three and nine months ended September 30, 2013, we purchased approximately 69% and 68%, respectively, of our inventory components and supplies from three vendors. For the three and nine months ended September 30, 2012, we purchased approximately 57% and 66%, respectively, of our inventory components and supplies from the same three vendors. In addition, one of these vendors provides consulting services and material used in research and development activities. As of September 30, 2013 and 2012, the amounts due to these vendors totaled approximately $3.2 million and $2.9 million, respectively.

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

We are subject to certain risks and uncertainties including, but not limited to, our ability to achieve profitability, to generate cash flow sufficient to satisfy our indebtedness, to run clinical trials in order to receive and maintain FDA and foreign regulatory approvals for our products, to achieve widespread acceptance of our products, to manufacture our products in a sufficient volume and at a reasonable cost, and to protect our proprietary technologies and develop new products as well as risks associated with operating in foreign countries, and general competitive and economic conditions. Changes in any of the preceding areas could have a material adverse effect on our business, results of operations or financial position.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. We plan to adopt ASU No. 2013-11 effective January 1, 2014. The adoption of ASU No. 2013-11 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

At September 30, 2013
				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$35,875		$35,875	$—	$35,875	$—
Long-term investments	1,225		1,225	—	1,225	—
Liabilities
Convertible senior notes	105,345	(1)	160,281	—	160,281	—
Royalties	981	(2)	981	—	—	981

At December 31, 2012
				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$16,887		$16,887	$—	$16,887	$—
Liabilities
Convertible senior notes	100,315	(1)	169,122	—	169,122	—
Royalties	1,113	(2)	1,113	—	—	1,113

(1)	The carrying amount of our convertible senior notes is net of unamortized discount. See Note 10 (Debt) for more information.
(2)	Royalties represent the fair value of future royalty payments to be made pursuant to agreements related to intellectual property licensed or acquired by World Heart to be paid over the next 3 to 17 years.

The fair value of our investments and convertible senior notes was determined using quoted prices (including trade data) for the instruments in markets that are not active. The fair value of our convertible senior notes is presented for disclosure purposes only.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. At September 30, 2013 and December 31, 2012, our financial liability categorized as Level 3 consisted of royalty payment obligations due under contractual arrangements related to our acquisition of World Heart in August 2012, because the fair value includes significant management judgment or estimation. The royalty payment obligations were valued using a discounted cash flow model, the future minimum royalty payment amounts and discount rates commensurate with our market risk and the terms of the obligations.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the royalty payment obligations for the nine months ended September 30, 2013:

Royalties
(in thousands)
Beginning balance	$1,113
Payments	(185)
Change in fair value	53

Ending balance	$981

The loss associated with the change in fair value of the royalty payment obligations is included in research and development expenses on our condensed consolidated statements of operations.

Assets That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as intangible assets, goodwill and property, plant, and equipment are evaluated for impairment annually or when indicators of impairment exist. No impairment was recorded for the three and nine months ended September 30, 2013 and 2012. Non-financial assets such as identified intangibles acquired in connection with our acquisition of World Heart in August 2012 are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation.

Note 5. Investments

We have cash investment policies that limit investments to investment grade rated securities. At September 30, 2013 and December 31, 2012, all of our investments were classified as available-for-sale and carried at fair value. At September 30, 2013, our short-term investments had maturity dates of less than twenty-four months, while our long-term investments matured beyond twenty-four months, but within thirty-nine months.

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:

At September 30, 2013

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments:
Corporate debt	$29,824	$—	$(29)	$29,795
Certificates of deposit	6,080	—	—	6,080

Total short-term investments	$35,904	$—	$(29)	$35,875

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

At December 31, 2012

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments:
Corporate debt	$10,565	$—	$(25)	$10,540
Certificates of deposit	6,346	1	—	6,347

Total short-term investments	$16,911	$1	$(25)	$16,887

For the three and nine months ended September 30, 2013 and 2012, we did not have any realized gains or losses on our investments. At September 30, 2013 and December 31, 2012, none of our available-for-sale investments had been in a continuous loss position for more than twelve months.

Note 6. Inventories

Components of inventories are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Raw material	$19,398	$11,192
Work-in-process	8,519	11,123
Finished goods	9,966	16,128

	$37,883	$38,443

Finished goods inventories includes inventory held on consignment at customer sites of approximately $4.9 million and $5.5 million at September 30, 2013 and December 31, 2012, respectively.

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	Estimated Useful Lives	September 30, 2013	December 31, 2012
		(in thousands)
Machinery and equipment	1.5 to 7 years	$17,556	$17,894
Leasehold improvements	3 to 10 years	6,283	8,082
Office equipment, furniture and fixtures	5 to 7 years	1,035	912
Purchased software	1 to 7 years	4,643	3,572

		29,517	30,460
Less: accumulated depreciation		(13,205)	(11,080)

		$16,312	$19,380

During the quarter ended September 30, 2013, we ceased certain development activities performed in our Australian facility, and relocated those activities to the United States. We sold a portion of the fixed assets at our Australian facility while others were written-off upon their discontinued use. The aggregate loss on disposal of fixed assets sold or written-off in the third quarter of 2013 in connection with this action was $0.5 million. This amount is included in research and development expenses on our condensed consolidated statements of operations.

Note 8. Goodwill and Intangible Assets, Net

In August 2012, we acquired World Heart and recorded $1.2 million of goodwill. Goodwill is not amortized but will be reviewed for impairment on an annual basis starting in the fourth quarter of 2013 or sooner if indicators of impairment arise.

The gross carrying amount of amortizable intangible assets and the related accumulated amortization for intangible assets are as follows:

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Patents	$6,449	$(981)	$5,865	$(606)

Patents are being amortized using the straight-line method over their estimated useful lives, which range from 8 to 16 years. Amortization expense for the three months ended September 30, 2013 and 2012 was approximately $129,000 and $43,000, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was approximately $375,000 and $123,000, respectively.

We recognized approximately $2.5 million of in-process research and development in connection with our acquisition of World Heart in August 2012. In-process research and development has an indefinite life. At the time the economic life becomes determinable (upon project completion or abandonment) the amount will be amortized over its expected remaining life.

Note 9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Accrued payroll and other employee costs	$9,240	$8,818
Accrued material purchases	3,495	5,628
Accrued professional fees	3,037	1,340
Accrued research and development costs	2,071	3,132
Accrued interest payable	1,482	211
Accrued VAT	2,253	1,212
Other accrued expenses	4,116	1,679

	$25,694	$22,020

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $4.6 million and $5.9 million at September 30, 2013 and December 31, 2012, respectively.

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

The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Principal amount	$143,750	$143,750
Unamortized discount	(38,405)	(43,435)

Net carrying amount	$105,345	$100,315

Equity component	$55,038	$55,038

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on September 30, 2013 of $73.19 per share, was approximately $105.2 million. The fair value of our Convertible Notes as presented in Note 4 was $160.3 million at September 30, 2013.

Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the three and nine months ended September 30, 2013 and 2012, interest expense related to the Convertible Notes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Stated amount at 3.5% coupon rate	$1,258	$1,258	$3,774	$3,774
Amortization of discount	1,727	1,532	5,030	4,460
Amortization of deferred financing costs	93	82	270	239

	$3,078	$2,872	$9,074	$8,473

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

In the nine months ended September 30, 2013, we issued an aggregate of 119,654 shares of our common stock upon the exercise of stock options and an aggregate of 31,676 shares of our common stock upon the vesting of restricted stock units.

In the nine months ended September 30, 2012, we issued 82,532 shares of our common stock in connection with the acquisition of World Heart. We also issued an aggregate of 65,808 shares of our common stock upon the exercise of stock options and an aggregate of 160,830 shares of our common stock upon the vesting of restricted stock units.

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

We allocate share-based compensation expense to cost of revenue, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three and nine months ended September 30, 2013 and 2012, we recorded share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenue	$828	$698	$1,970	$2,451
Selling, general and administrative	3,951	2,746	9,169	8,234
Research and development	2,286	1,449	5,303	4,262

	$7,065	$4,893	$16,442	$14,947

The increase in share-based compensation expense for the three and nine months ended September 30, 2013, compared to the same periods of 2012, is primarily due to a reduction in our estimated forfeiture rate in the third quarter of 2013.

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

Upon receipt of stockholder approval on May 31, 2012, we adopted the HeartWare International, Inc. 2012 Incentive Award Plan (“2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, deferred stock, deferred stock units, stock payments and stock appreciation rights (collectively referred to as “Awards”), to our directors, employees and consultants. Under the terms of the 2012 Plan, the total number of shares of our common stock initially reserved for issuance under Awards is 1,375,000, provided that the total number of shares of our common stock that may be issued pursuant to “Full Value Awards” (Awards other than options, SARs or other Awards for which the holder pays the intrinsic value existing as of the date of grant whether directly or by forgoing a right to receive a payment from the Company) is 1,275,000. As of September 30, 2013, 6,638 shares have been issued upon vesting of Awards issued under the 2012 Plan and Awards with respect to 301,812 shares were issued and outstanding under the 2012 Plan. Subsequent to adoption of the 2012 Plan, no new Awards will be granted under our prior plans. Any outstanding Awards under the prior plans will continue to be subject to the terms and conditions of the plan under which they were granted.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. No options were issued in the three months ended September 30, 2013 and 2012. The following table includes the weighted average assumptions used for options issued in the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
Dividend yield	0%	0%
Expected volatility	40.00%	57.00%
Risk-free interest rate	1.15%	1.00%
Estimated holding period (years)	6.25	6.25

Information related to options granted under all of our plans at September 30, 2013 and activity in the nine months then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	291	$36.70
Granted	7	95.05
Exercised	(120)	28.23
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2013	178	$40.88	4.65	$6,032

Exercisable at September 30, 2013	150	$34.71	4.01	$5,806

The aggregate intrinsic values at September 30, 2013 noted in the table above represent the number of in-the-money options outstanding or exercisable multiplied by the closing price of our common stock traded on NASDAQ less the weighted average exercise price at period end.

The weighted average grant date fair value per share of options issued in the nine months ended September 30, 2013 and 2012 was $38.51 and $43.83 per share, respectively.

The total intrinsic value of options exercised in the nine months ended September 30, 2013 and 2012 was approximately $7.7 million and $3.3 million, respectively. Cash received from options exercised in the nine months ended September 30, 2013 and 2012 was approximately $3.4 million and $2.3 million, respectively.

At September 30, 2013, there was approximately $0.4 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested options. This expense is expected to be recognized over a weighted average period of 1.3 years.

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

Information related to RSUs at September 30, 2013 and activity in the nine months then ended is as follows:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	547
Granted	108
Vested/Exercised	(31)
Forfeited	(15)
Expired	—

Outstanding at September 30, 2013	609	1.63	$44,560

Exercisable at September 30, 2013	—	—	$—

The aggregate intrinsic value at September 30, 2013 noted in the table above represents the closing price of our common stock traded on NASDAQ multiplied by the number of RSUs outstanding.

At September 30, 2013, 16,700 of the RSUs outstanding are subject to performance-based vesting criteria as described above.

The total intrinsic value of RSUs vested in the nine months ended September 30, 2013 and 2012 was approximately $2.9 million and $14.3 million, respectively.

The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted in the nine months ended September 30, 2013 and 2012 was $90.50 and $85.85, respectively.

At September 30, 2013, we had approximately $21.5 million of unrecognized compensation expense related to non-vested RSU awards, net of estimated forfeitures. This expense is expected to be recognized over a weighted average period of 1.4 years.

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

	Three and Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Common shares issuable upon:
Conversion of convertible senior notes	1,438	1,438
Exercise or vesting of share-based awards	787	852

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

Product sales by geographic location were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
United States	$28,166	$3,627	$79,422	$14,264
Germany	14,951	9,756	40,984	29,570
International, excluding Germany	11,683	9,479	34,469	34,427

	$54,800	$22,862	$154,875	$78,261

The percentage of our revenue generated in the U.S. increased in 2013 as compared to 2012 due to receipt in November 2012 of FDA approval to sell the HeartWare System commercially in the U.S. As a significant portion of our revenue is generated outside of the U.S., we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the U.S. For the three and nine months ended September 30, 2013, no customer exceeded 10% of product sales individually.

Note 15. Commitments and Contingencies

At September 30, 2013, we had purchase order commitments of approximately $47.7 million related to product costs, supplies, services and property, plant and equipment purchases. Many of our materials and supplies require long lead times. Our purchase order commitments reflect materials that may be received up to one year from the date of order.

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

Note 16. Subsequent Events

We have evaluated events and transactions that occurred subsequent to September 30, 2013 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. Except as disclosed below, we did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

Strategic Investment

In October 2013, we invested $10 million in the form of a convertible promissory note (the “Note”) in a privately held company that is focused on the development of novel, minimally invasive heart therapies. Principal and interest at a rate equal to 6% per annum is due and payable at maturity. Maturity occurs at the earlier of one year or the occurrence of certain events defined in the Note, including an event of default or a change in control. Principal and interest on the Note are repayable, at the option of the issuer, in cash or shares of the most recently issued series of preferred stock or a comparable newly issued series of preferred stock.

Lease for New Headquarters

On October 17, 2013, we entered into a lease for a new facility in Framingham, Massachusetts that is expected to commence in January 2014. The facility will be used primarily as our corporate headquarters for office and ancillary laboratory purposes including development testing. Under the lease, we will rent approximately 58,000 square feet for an initial seven year period, with an option to renew for a period of fifty seven months, but in no event beyond September 30, 2025. Annual base rent will be approximately $1.2 million, payable monthly starting ten months after the lease commences. Annual base rent is subject to periodic increases beginning in year four. A security deposit of $0.3 million was paid in connection with the lease.

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

On November 20, 2012, we received approval from the FDA for the HeartWare System as a bridge to heart transplantation in patients with end-stage heart failure. Concurrent with approval, we commenced a post-approval study (“PAS”) to monitor the continued safety and effectiveness of the HeartWare System. The PAS is a registry consisting of 600 patients who receive an HVAD and an additional 600 control patients derived from a contemporaneous group of continuous flow, LVAD implanted patients entered into INTERMACS (Interagency Registry for Mechanically Assisted Circulatory Support).

We also intend to seek an expanded indication for the HeartWare System in the United States. In May 2012, we completed enrollment in our ENDURANCE clinical trial. Designed to enroll up to 450 patients at 50 U.S. hospitals, the non-inferiority study is atocpage randomized, controlled, unblinded, multi-center clinical trial to evaluate the use of the HeartWare System as a destination therapy in advanced heart failure patients. The study population was selected from patients with end-stage heart failure who have not responded to standard medical management and who are ineligible for heart transplantation. Patients in the study were randomly selected to receive either the HeartWare System or, as part of a control group, an alternative VAD approved by the FDA for destination therapy, in a 2:1 ratio. Each patient who received the HeartWare System or control VAD will be followed to the primary endpoint of two years, with a subsequent follow-up period extending to five years post-implant.

In August 2013, the FDA approved an investigational device exemption supplement that allows us to commence enrollment in an additional patient cohort for ENDURANCE. In this supplemental cohort, we will enroll up to 286 patients receiving the HeartWare System, as well as up to an additional 143 control patients using a randomization scheme consistent with the ENDURANCE protocol. Patients will be followed for 12 months after implant. We intend to incorporate the data from both this new cohort and ENDURANCE into an anticipated Pre-Market Approval Application seeking approval of the HeartWare System for the destination therapy indication. The protocol for this cohort is designed to assess the benefits of adhering to more regular monitoring and management of patient blood pressure. Patient enrollment has commenced at multiple sites and can commence at the remaining 50 centers participating in the ENDURANCE clinical trial, following Institutional Review Board approvals at the centers.

Beyond the HeartWare System, we are also evaluating our new miniaturized device, known as the MVAD® System. The MVAD System utilizes the same technology platform as the HeartWare System but adopts an axial flow, rather than a centrifugal flow, configuration. The MVAD Pump is less than one-half the size of the HVAD Pump. The MVAD platform has been designed to allow for multiple configurations and surgical placements in order to reduce surgical invasiveness while improving clinical outcomes. We currently expect to enroll our first patient in an MVAD international study in early 2014.

During the quarter ended September 30, 2013, we generated positive operating cash flows of approximately $2.8 million as a result of our continued revenue growth relative to costs and expenses, and improved use of working capital to support our operations. This marked the first time in our history that positive operating cash flows were attained; however, we do not anticipate that we will sustain positive operating cash flows on a quarterly basis in the near future due to continued ongoing investments in sales, general and administrative and research and development activities as well as the timing and payment of interest on our convertible debt.

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

We are headquartered in Framingham, Massachusetts. We have facilities in Miami Lakes, Florida and Hannover, Germany.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on February 27, 2013. During the nine months ended September 30, 2013, there were no significant changes to any of our significant accounting policies.

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

Results of Operations

Three and nine months ended September 30, 2013 and 2012

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

During the three and nine months ended September 30, 2013, domestic revenue comprised approximately 51% of our net revenue in both periods compared to approximately 16% and 18% in the three and nine months ended September 30, 2012, respectively.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Revenue, net	$54,800	$22,862	140%	$154,875	$78,261	98%

During the three months ended September 30, 2013, our U.S. revenue increased approximately $24.5 million, or 677%, to $28.2 million compared to U.S. revenue of approximately $3.6 million in the three months ended September 30, 2012. A total of 262 HVAD pumps were sold in the U.S. during the quarter compared to 42 pumps sold in the same period in 2012. International revenue increased during the quarter by approximately $7.3 million, or 38%, to $26.6 million compared to international revenue of approximately $19.3 million in the three months ended September 30, 2012. A total of 287 HVAD pumps were sold internationally during the quarter compared to 214 pumps sold internationally in the same period in 2012.

During the nine months ended September 30, 2013, our U.S. revenue increased approximately $65.2 million, or 457%, to $79.4 million compared to U.S. revenue of approximately $14.3 million in the nine months ended September 30, 2012. A total of 735 HVAD pumps were sold in the U.S. during the nine month period compared to 158 pumps sold in the same period in 2012. International revenue increased during the nine month period by approximately $11.5 million, or 18%, to $75.5 million compared to international revenue of approximately $64.0 million in the nine months ended September 30, 2012. A total of 819 HVAD pumps were sold internationally year-to-date compared to 714 pumps sold internationally in the year-to-date period in 2012.

Changes in foreign currency exchange rates favorably impacted net revenue by approximately $1.3 million, or 5.7%, and $1.4 million, or 1.7%, in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2013, approximately 46% and 45%, respectively, of our net revenue was denominated in foreign currencies including principally the Euro and British pound. Movements in foreign currency exchange rates have had an effect on our reported revenue amounts in the past and could have a significant favorable or unfavorable impact on our reported revenue amounts in the future.

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

Cost of Revenue

Cost of revenue includes costs associated with manufacturing and distributing our products and consists of direct materials, labor and overhead expenses allocated to the manufacturing process, provisions for excess or obsolete inventory, and shipping costs. Cost of revenue totaled approximately $19.5 million and $10.9 million in the three months ended September 30, 2013 and 2012, respectively. Cost of revenue totaled approximately $57.2 million and $34.4 million in the nine months ended September 30, 2013 and 2012, respectively.

Gross profit and gross margin percentage are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Gross profit	$35,271	$11,937	$97,700	$43,843
Gross margin %	64.4%	52.2%	63.1%	56.0%

Gross margin percentage for the three and nine months ended September 30, 2013 expanded compared to the same periods in 2012 by 12.2% and 7.1%, respectively. The increase was primarily a result of production efficiencies resulting from fixed overhead costs spread over a greater number of units produced and sold, and to a lesser extent an increase in the average per unit selling price in 2013 attributable to the introduction of commercial product in the United States during the fourth quarter of 2012. Compared to the same periods in the prior year higher unit sales prices contributed 2.6% and 2.4% of the gross margin increase for the three and nine months ended September 30, 2013, respectively, with the balance of the increase related to the described production efficiencies.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Total selling, general and administrative expenses	$19,844	$13,768	44%	$53,548	$40,687	32%
% of operating expenses	43%	39%		43%	40%

The increase of $6.1 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 resulted primarily from commercial expansion and included $2.1 million of salaries and related costs associated with headcount growth, $1.2 million of non-cash share-based compensation expense, primarily due to a reduction in our estimated forfeiture rate, and $1.7 million of increased travel, conference, tradeshows and other marketing expenditures. In addition, all other administrative expenses including professional fees increased by approximately $0.4 million and we incurred excise taxes of $0.7 million as a result of the Reconciliation Act (discussed below).

The increase of $12.9 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 resulted primarily from commercial expansion and included $5.6 million of salaries and related costs associated with headcount growth, $0.9 million of non-cash share-based compensation expense, primarily due to a reduction in our estimated forfeiture rate, and $4.0 million of increased travel, conference, tradeshows and other marketing expenditures. In addition, all other administrative expenses including professional fees increased by approximately $0.6 million and we incurred excise taxes of $1.8 million as a result of the Reconciliation Act (discussed below). Selling, general and administrative expenses for the nine months ended September 30, 2012 were partially offset by an insurance recovery of $0.8 million related to the settlement of litigation.

In 2010, the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”) were signed into law. Among other things, the PPACA and the Reconciliation Act, when taken together, impose a 2.3% excise tax on the U.S. sales of certain medical devices, including our devices, which became effective January 1, 2013. We have included this tax expense in selling, general and administrative expenses on our condensed consolidated statements of operations. We have not invoiced our customers for this tax as a separate charge, and the tax is not included as an element of revenue. The statutory rate of the medical device excise tax is 2.3% of revenue on initial sales of finished medical products sold in the United States.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Total research and development expenses	$25,930	$21,379	21%	$72,201	$61,392	18%
% of operating expenses	57%	61%		57%	60%

The increase in research and development expenses for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily due to an increase in spending on product pipeline initiatives such as development of the PAL controller and the MVAD Pump as well as increased expenditures to support HVAD and associated peripheral products on the market.

The $4.6 million increase for the three months ended September 30, 2013 was primarily due to a $3.3 million increase in development project costs, including consumables, outside engineering, consultants and contractors. We also experienced a $1.8 million increase in salaries and related costs associated with headcount growth, and an increase in non-cash share-based compensation of $0.8 million primarily due to a reduction in our estimated forfeiture rate. These increases were partially offset by a decrease in costs related to clinical trials of $2.5 million.

The $10.8 million increase for the nine months ended September 30, 2013 was primarily due to a $6.9 million increase in development project costs, including consumables, outside engineering, consultants and contractors. We also experienced a $5.0 million increase in salaries and related costs associated with headcount growth, and an increase in non-cash share-based compensation of $1.0 million primarily due to a reduction in our estimated forfeiture rate. These increases were partially offset by a decrease in costs related to clinical trials of $4.7 million.

During the quarter ended September 30, 2013, we ceased certain development activities performed in our Australian facility, and relocated those activities to the United States. We sold a portion of the fixed assets at our Australian facility while others were written-off upon their discontinued use. The aggregate expense related to fixed assets sold or written-off in the third quarter of 2013 in connection with this action was $0.5 million and is included in research and development expenses on our condensed consolidated statements of operations.

We expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future as we continue to incur substantial development costs related to our next generation products, including PAL, MVAD and certain early research initiatives, new clinical trial expenses related to clinical trials for HVAD in new markets and expanded indications and MVAD both in Europe and the United States, as well as ongoing clinical trial expenses associated with bridge-to-transplant post-approval study requirements and ongoing patient follow-up related to the ENDURANCE clinical trial.

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

In the three months ended September 30, 2013, our net foreign exchange gains totaled approximately $2.1 million compared to net gains of approximately $1.2 million in the same period of 2012. In the nine months ended September 30, 2013, our net foreign exchange losses totaled approximately $0.4 million compared to net gains of approximately $0.1 million in the same period of 2012. In 2013 and 2012, the majority of our realized and unrealized foreign exchange gains and losses resulted from the settlement of certain balance sheet accounts, primarily accounts receivable that were denominated in foreign currencies, and the remeasurement to U.S. dollars at period end of certain balance sheet accounts, denominated in foreign currencies, primarily the Euro. We expect to continue to realize foreign exchange gains and losses for the foreseeable future as a significant portion of our sales is denominated in foreign currencies. We do not currently utilize foreign currency contracts to manage foreign exchange risks.

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

In the three months ended September 30, 2013, interest expense was approximately $3.1 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.8 million of non-cash amortization of the discount and deferred financing costs. In the three months ended September 30, 2012, interest expense was approximately $2.9 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.6 million of non-cash amortization of the discount and deferred financing costs.

In the nine months ended September 30, 2013, interest expense was approximately $9.1 million, which included $3.8 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $5.3 million of non-cash amortization of the discount and deferred financing costs. In the nine months ended September 30, 2012, interest expense was approximately $8.5 million, which included $3.8 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $4.7 million of non-cash amortization of the discount and deferred financing costs.

Investment Income, net

Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $0.05 million and $0.2 million in the three and nine months ended September 30, 2013, respectively, compared to $0.03 million and $0.2 million in the same periods in the prior year. We ended the third quarter of 2013 with approximately $225.0 million in cash, cash equivalents and available-for-sale investments, primarily due to our public offering of our common stock completed in March 2013. While we had higher average balances during the third quarter of 2013 and first nine months of 2013 compared to 2012, we continue to experience low interest rates on our deposits and available-for-sale investments.

Income Taxes

We are subject to taxation in the United States and jurisdictions outside of the United States. These jurisdictions have different marginal tax rates. Foreign earnings are considered to be permanently reinvested in operations outside the U.S. and therefore we have not provided for U.S. income taxes on these unrepatriated foreign earnings. We have incurred significant U.S. losses since inception, however, changes in issued capital and share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and therefore a 100% valuation allowance has been recorded against our net deferred tax assets. As of September 30, 2013, we did not have earnings which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely whether to record a deferred tax asset as we expand the commercialization of our products.

Liquidity and Capital Resources

As of September 30, 2013, our cash and cash equivalents were approximately $187.9 million as compared to $85.9 million at December 31, 2012.

Following is a summary of our cash flow activities:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(19,624)	$(46,338)
Net cash (used in) provided by investing activities	(22,913)	84,867
Net cash provided by financing activities	144,356	2,316
Effect of exchange rate changes on cash and cash equivalents	166	(219)

Net increase in cash and cash equivalents	$101,985	$40,626

Cash Used in Operating Activities

For the nine months ended September 30, 2013, cash used in operating activities included a net loss of approximately $37.3 million and non-cash adjustments to net loss totaling approximately $28.1 million. The net loss is driven by normal operating activities including the sale of the HeartWare System in the U.S. and abroad, increased expenditures on research and development as well as increased administrative costs. Non-cash adjustments include $16.4 million of share-based compensation, $5.0 million for the amortization of the discount on our convertible notes and $5.2 million of depreciation and amortization on long-lived assets. Also included in cash used in operating activities in the nine months ended September 30, 2013 was approximately $4.8 million in increased trade accounts receivable, $2.7 million for the payment of trade payables and $5.6 million for prepaid expenses and other current assets.

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

Cash Used in Investing Activities

In the nine months ended September 30, 2013, net cash used by investing activities included $20.7 million for the purchase (net of maturities) of available-for sale securities, $2.1 million used to acquire property, plant and equipment and $0.7 million received upon the sale of certain property, plant and equipment in connection with the closure of our Australian facility. Other investing activities in the nine months ended September 30, 2013 used cash of approximately $0.9 million.

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

The exercise of stock options in the nine months ended September 30, 2013 and 2012 resulted in cash proceeds of approximately $3.4 million and $2.3 million, respectively.

Operating Capital and Capital Expenditure Requirements

We have incurred operating losses to date and anticipate that we will continue to consume cash and incur substantial net losses as we expand our sales and marketing capabilities, develop new products and seek regulatory approvals for expanded indications of the HeartWare System in the U.S. For the remainder of 2013, cash on hand is expected to primarily be used to fund our ongoing operations, including:

•	expanding our sales and marketing capabilities on a global basis;

•	growing market penetration particularly in the U.S.;

•	continued product development, including development of the MVAD Pump and PAL controller, and clinical trials related to expanded indications of the HeartWare System;

•	pre-clinical costs relating to prospective first human implants of the MVAD Pump;

•	regulatory and other compliance functions;

•	expand work in process and finished goods inventory to support ongoing operations;

•	planned investments in infrastructure to support our growth; and

•	general working capital.

Our convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. To date, all interest payments have been paid on a timely basis. Based on the outstanding principal amount of our convertible senior notes at September 30, 2013, the semi-annual interest payment due on December 15, 2013 will be approximately $2.5 million. This amount is expected to be paid from cash on hand.

We believe cash on hand and investment balances as of September 30, 2013 are sufficient to support our planned operations for at least the next twelve months. At September 30, 2013, approximately $14.7 million of our cash on hand was held in foreign locations, including Australia, Germany and the United Kingdom. To date, the Company has not had unremitted foreign earnings and has not incurred U.S. federal and state income taxes related to repatriated earnings. As our operations in our foreign subsidiaries grow, we may generate foreign earnings and repatriation of those earnings to the U.S. could result in the levy of U.S. federal and state income taxes.

Because of the numerous risks and uncertainties associated with the development of medical devices we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to maintain regulatory approvals, fund commercial expansion, and develop and obtain regulatory approvals for new products. Our future capital requirements will depend on many factors, including but not limited to the following:

•	commercial acceptance of our products;

•	reimbursement of our products by governmental agencies and third party payers;

•	costs to manufacture our products;

•	expenses required to operate multiple clinical trials;

•	further product research and development for next generation products and expanding indications for our products as well as efforts to sustain and implement incremental improvements to existing products;

•	expanding our sales and marketing capabilities on a global basis;

•	broadening our infrastructure in order to meet the needs of our growing operations;

•	expenses related to funding and integrating strategic investments, acquisitions and collaborative arrangements;

•	payment of the 2.3% excise tax on gross revenue from the sale of our medical devices in the U.S. imposed by the PPACA;

•	payment of our convertible notes on maturity if not converted or repurchased; and

•	complying with the requirements related to being a public company in the U.S.

Contractual Obligations

In the nine months ended September 30, 2013, there were no material changes outside the ordinary course of business to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2012 Annual Report on Form 10-K filed with the SEC on February 27, 2013, except as disclosed below.

On October 17, 2013, we entered into a lease for a new corporate headquarters in Framingham, Massachusetts that is expected to commence in January 2014. The facility will be used primarily as our corporate headquarters for office and ancillary laboratory purposes including development testing. Under the lease, we will rent approximately 58,000 square feet for an initial seven year period, with an option to renew for a period of fifty seven months, but in no event beyond September 30, 2025. Annual base rent will be approximately $1.2 million, payable monthly starting ten months after the lease commences. Annual base rent is subject to periodic increases beginning in year four. A security deposit of $0.3 million was paid in connection with the lease.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of HeartWare International, Inc. (1)

3.2	Bylaws of HeartWare International, Inc. (1)

10.1	Sublease agreement, dated as of October 17, 2013, by and between The TJX Companies, Inc. and HeartWare International, Inc. *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements. ***

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.
*	Filed herewith
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.

Date: November 7, 2013	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	/s/ Peter F. McAree
Peter F. McAree
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Sublease agreement, dated as of October 17, 2013, by and between The TJX Companies, Inc. and HeartWare International, Inc.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.