Form 10-K
period 2013-12-31
HeartWare International, Inc.
filed 2014-03-03
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-34256

HEARTWARE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-3636023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Old Connecticut Path

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates computed by reference to the closing sale price of the common stock reported on the NASDAQ Stock Market as of June 28, 2013, the last business day of the registrant’s second fiscal quarter, was approximately $1.53 billion.

As of February 14, 2014, the registrant had 16,952,995 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

References

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “HeartWare,” “the Company,” “HeartWare Group,” “we,” “us” and “our” refer to HeartWare International, Inc. and its consolidated direct and indirect subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation:

•	our expectations with respect to submissions to and approvals from regulatory bodies, such as the United States Food and Drug Administration (“FDA”);

•	our expectations with respect to our clinical trials, including enrollment in, completion of, or outcomes of our clinical trials as well as approval of new clinical trials and continued access or supplemental protocols with respect to our existing clinical trials;

•	our expectations with respect to the integrity or capabilities of our intellectual property position;

•	our ability and plans to commercialize our existing products;

•	our ability and plans to develop and commercialize new products and the expected features and functionalities and possible benefits of these products;

•	our estimates regarding our capital requirements and financial performance, including earnings fluctuation and cash availability; and

•	our ability to manage the costs and achieve the benefits of our strategic initiatives including acquired companies and technologies.

Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on our forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules and regulations of the Securities and Exchange Commission. We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described in Part I, Item 1A. “Risk Factors” and elsewhere in this report and those described from time to time in our filings with the Securities and Exchange Commission. Investors should read this entire Annual Report on Form 10-K and consult their respective financial, legal or other professional adviser in relation to the subject matter therein, especially as it pertains to our risks and uncertainties outlined in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K, together with the information provided in our other public filings with the Securities and Exchange Commission.

Corporate Information

HeartWare International, Inc. was incorporated in Delaware on July 29, 2008 and became the successor to HeartWare Limited, an Australian corporation, on November 13, 2008, as a result of a redomiciliation of HeartWare Limited from Australia to Delaware. Following the redomiciliation, HeartWare International, Inc. became the ultimate parent company of the HeartWare Group. The ordinary shares of HeartWare Limited traded on the Australian Securities Exchange (the “ASX”) from January 31, 2005 until November 13, 2008 when interests in HeartWare International, Inc. started trading on the ASX in the form of CHESS Depositary Interests, or CDIs, each representing one thirty-fifth of a share of our common stock. On February 24, 2009, common shares of HeartWare International, Inc. were listed for trading on the NASDAQ Global Market and commenced trading on the following day. On September 17, 2013, HeartWare was officially delisted from the ASX meaning that interests in HeartWare are no longer publicly traded on the ASX.

We further discuss our corporate history under “Business—Corporate History”.

We are relocating our corporate headquarters to 500 Old Connecticut Path, Framingham, Massachusetts in the first quarter of 2014. Our telephone number is 1-508-739-0950. Our website address is www.heartware.com. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish these materials to the Securities and Exchange Commission. We have included our website address in this Annual Report on Form 10-K as an inactive textual reference only. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

In addition to our corporate headquarters, our principal facilities include our manufacturing and operations facility in Miami Lakes, Florida, our distribution and customer service facility in Hannover, Germany, and our development and operations facility in Aachen, Germany. As of December 31, 2013, we had 569 employees worldwide.

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

Trademarks

HEARTWARE®, HVAD®, MVAD®, PAL™, CIRCULITE®, SYNERGY® and various company logos are the trademarks of the Company, in the United States, Europe, Australia and other countries. All other trademarks and tradenames mentioned in this Annual Report on Form 10-K are the property of their respective owners.

Part I

Item 1. Business

Overview

HeartWare is a medical device company that develops and manufactures miniaturized implantable heart pumps, or ventricular assist devices, to treat patients suffering from advanced heart failure. The HeartWare Ventricular Assist System (the “HVAD System”), which includes a ventricular assist device (“VAD”) or blood pump, patient accessories and surgical tools, is designed to provide circulatory support for patients in the advanced stage of heart failure. The core of the HVAD System is a proprietary continuous flow blood pump, the HVAD Pump, which is a full-output device capable of pumping up to 10 liters of blood per minute. The HVAD System is designed to be implanted adjacent to the heart, avoiding abdominal surgery, which is generally required to implant similar devices.

Heart failure is a chronic disease that results in the heart’s pumping power being weaker than normal. In a healthy person, the left ventricle of the heart pumps oxygenated blood into the aorta and the blood is then circulated throughout the body until it returns through the venous system to the right side of the heart, which pumps it into the lungs where it is re-oxygenated. If the left ventricle is not working properly, the oxygenated blood is not fully cleared from the lungs and the blood is not circulated effectively. If the muscle of the left ventricle is damaged or is not working efficiently, the ventricle will tend to compensate by working harder in an effort to supply adequate blood flow into the aorta. The increased effort generally results in dilation or enlargement of the ventricle, rather than increased blood flow. This dilation then makes it harder for the heart to contract effectively which results in even lower blood flow and increased effort and further dilation of the ventricle. This progressive, degenerative process generally continues until the patient becomes debilitated and eventually dies from inadequate clearing of the lungs and inadequate flow of oxygenated blood throughout the body. The inadequate lung clearance or lung congestion is why the advanced stages of heart failure are called congestive heart failure.

In November 2012, we received approval from the United States Food and Drug Administration (“FDA”) for the HVAD System as a bridge to heart transplantation in patients with end-stage heart failure. The HVAD System has been available in the European Union since receiving CE marking in 2009. In May 2012, we received an expanded European label for long-term use of the HVAD System in all patients at risk of death from refractory, end-stage heart failure. The HVAD System has been implanted in patients at over 230 health care sites in 37 countries.

Bridge-to-transplant

FDA approval for a bridge-to-transplant (“BTT”) indication was based on the results of our ADVANCE clinical trial and Continued Access Protocol (“CAP”). HeartWare’s premarket approval (“PMA”) submission included data from the Company’s pivotal ADVANCE clinical trial, an FDA approved Investigational Device Exemption (“IDE”) study designed to evaluate the HVAD System as a bridge to heart transplantation for patients with end-stage heart failure. Under ADVANCE, 140 patients at 30 hospitals in the U.S. received the HeartWare investigational device between August 2008 and February 2010. The ADVANCE study achieved a 94% survival at 6 months and successfully met its primary endpoint of establishing non-inferiority between the investigational device and comparator arm of the study, which was derived from contemporaneous patients from the Interagency Registry for Mechanically Assisted Circulatory Support (“INTERMACS”) [p<0.0001]. Four supplemental allotments of patients have been granted by the FDA under a CAP, encompassing more than 250 additional patients.

To help assure the continued safety and effectiveness of an approved device, FDA requires a post-approval study (“PAS”) as a condition of approval under 21 CFR 814.82(a)(2) to assess device performance in a real-world setting. HeartWare’s PAS is a registry consisting of 600 post-approval patients who receive an HVAD and an additional 600 post-approval control patients derived from a contemporaneous group of continuous flow, intracorporeal left VAD (“LVAD”) patients entered into the INTERMACS database. The data for both arms of the study will be entered into the INTERMACS registry by the implanting centers. Other post approval commitments include the transfer of patients from the ADVANCE IDE study into a post approval database as well as an obligation to continue training sites in accordance with an approved training program.

Destination Therapy

In May 2012 we completed enrollment in our clinical trial named “ENDURANCE” for a destination therapy indication. Designed to enroll up to 450 patients at 50 U.S. hospitals, the non-inferiority study is a randomized, controlled, unblinded, multi-center clinical trial to evaluate the use of the HVAD System as a destination therapy in advanced heart failure patients. The study population was selected from patients with end-stage heart failure who have not responded to standard medical management and who are ineligible for heart transplantation. Patients in the study were randomly selected to receive either the HVAD System or, as part of a control group, an alternative ventricular assist device approved by the FDA for destination therapy, in a 2:1 ratio. Each patient receiving the HVAD System or control VAD will be followed to the primary endpoint at two years, with a subsequent follow-up period extending to five years post implant.

On August 27, 2013, the FDA approved an IDE Supplement allowing HeartWare to commence enrollment in an additional patient cohort for the ENDURANCE clinical trial. In this supplemental cohort, HeartWare intends to enroll up to 286 patients receiving the HVAD System, as well as up to an additional 143 control patients using a randomization scheme consistent with the ENDURANCE protocol. Patients will be followed for 12 months after implant. HeartWare intends to incorporate the data from both this supplemental cohort and ENDURANCE into an anticipated PMA Application seeking approval of the HVAD System for the destination therapy indication.

Other Clinical Activities

On December 16, 2013, HeartWare received approval from the Japanese Pharmaceuticals and Medical Devices Agency to commence a clinical study in Japan for market authorization for a BTT indication. The study is anticipated to include 6 patients at 5 sites. Enrollment may commence following institutional review board approvals at each site.

In addition, on December 24, 2013, HeartWare received conditional approval from the FDA for a prospective, controlled, unblinded, multi-center clinical trial to evaluate the thoracotomy implant technique for the HVAD System.

MVAD System

Beyond the HVAD System, we are also evaluating our next generation miniaturized device, known as the MVAD System. The MVAD System is based on the same technology platform as the HVAD System but adopts an axial flow, rather than a centrifugal flow, configuration and is being developed in multiple designs. The MVAD Pump is less than one-half the size of the HVAD Pump and can provide partial or full support. The MVAD platform is designed to allow for a variety of configurations and surgical placements with the goal towards further reduction of surgical invasiveness while producing superior clinical results.

CircuLite

On December 1, 2013, we acquired CircuLite, Inc. CircuLite is the developer of the SYNERGY Circulatory Support System, a partial support system designed to treat less sick, ambulatory, chronic heart failure patients who are not yet inotrope-dependent. The SYNERGY Surgical System, which received CE Marking in the European Union in 2012, is designed for long-term support and is intended to reduce the heart’s workload while improving blood flow to vital organs. The system is currently undergoing an upgrade to resolve issues that arose after its commercial release and is not presently available for sale at the direction of regulatory authorities. Sales are expected to resume in a controlled fashion following regulatory approval to re-launch the system in Europe and will focus on building experience at a small number of centers of excellence, refining training techniques and implementing additional system upgrades in advance of a full rollout. The next generation endovascular system, which will be implanted collaboratively by cardiologists and surgeons in a hybrid catheterization (“cath”) lab setting, offers an interventional approach to circulatory support. While our HVAD and MVAD Systems offer minimally invasive treatment to end-stage heart failure patients, the SYNERGY platform offers even less invasive and ultimately interventional options to earlier-stage heart failure patients.

Operations

We began generating commercial revenue from sales of the HVAD System in January 2009 and have incurred net losses in each year since our inception. We expect our losses to continue as we expand our pipeline through continued research and development into next generation products, continue our clinical trials, enhance our infrastructure and expand commercial markets both inside and outside of the United States.

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

On January 30, 2014, we filed a new shelf registration statement with the SEC on Form S-3. This shelf registration statement allows us to offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering any combination and amount of the securities described in the prospectus contained in the registration statement or in the prospectus supplement filed with respect to a particular offering.

Market Opportunity

Heart Failure

Heart failure is one of the leading causes of death in the developed world. The American Heart Association estimates that heart failure affects over 5.5 million people in the United States, while the European Society of Cardiology reports a prevalence of at least 10 million in European countries. Heart failure is a cardiovascular disease with both an increasing incidence and death rate worldwide. In the United States, approximately 670,000 new cases are diagnosed annually and approximately 57,000 patient deaths are attributed to advanced heart failure.

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

It is estimated that there are approximately 5 million Class III heart failure patients worldwide. Of these 5 million patients, we estimate that approximately 1 million patients are severely impacted by congestive heart failure, or CHF, but are not yet nearing the end stages of the disease. While these patients suffer on a daily basis, they do not need the same full support as the sicker, later-stage Class IV patients and they may be less willing to undergo the more invasive procedure required for the placement of the typical VAD. We believe that up to one-third of these 1 million patients could be candidates for a partial support system, such as the SYNERGY Circulatory Support System, placed in a less invasive surgical approach because of the potential for reduced surgical risk and shorter post-operative recovery periods.

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

VAD Treatment for Advanced Heart Failure

Circulatory assist devices are designed to take over some or all of the pumping function of the heart by mechanically pumping blood into the aorta. Implantation of circulatory assist devices is the only therapy other than transplantation that has been shown to rehabilitate a patient from NYHA Class IV to Class I or II. A November 2001 article in The New England Journal of Medicine on a study entitled “Randomized Evaluation of Mechanical Assistance for the Treatment of Congestive Heart Failure,” or the REMATCH study, concluded that “the use of a left ventricular assist device in patients with advanced heart failure resulted in a clinically meaningful survival benefit and an improved quality of life. A left ventricular assist device is an acceptable alternative therapy in selected patients who are not candidates for cardiac transplantation.” The conclusions in this study have since been reconfirmed in a number of subsequent similar studies with VADs, including a bridge-to-transplant study and a destination therapy study, reported in the August 2007 and November 2009 articles respectively in The New England Journal of Medicine. These conclusions were further echoed in the bridge-to-transplant study for the HVAD System, as described by Aaronson et al. in the June 2012 article in Circulation. In summary, the HVAD pump was associated with “high rates of 180 day success and survival” with “a favorable adverse event profile” and significantly improved functional capacity and quality of life as not previously reported with any other “drug or device therapy for advanced heart failure.”

A large population of end-stage heart failure patients can benefit from VAD therapy, such as our HVAD System. Within this population there are generally four applications for VADs: “bridge-to-transplant” therapy, “bridge-to-decision” therapy, “destination therapy” and “bridge-to-recovery” therapy.

Bridge-to-transplant therapy—Each year, the number of heart failure patients in need of a heart transplant exceeds the number of donor hearts that become available. According to the Organ Procurement and Transplantation Network, or OPTN, and Scientific Registry of Transplant Recipients, or SRTR, 1,949 heart transplants were conducted in the United States in 2011, and as of February 2014, 3,790 people are currently listed for heart transplant. The OPTN/SRTR 2011 Annual Data Report reported 42% of the patients transplanted were on a VAD as a bridge-to-transplant. In light of the survival benefit of VADs over inotropes, the volume of patients on inotropic therapy at transplant has diminished while the use of VADs has increased. Bridging the patient to transplant with a VAD provides the clinicians time to stabilize the patient until a suitable donor heart becomes available. We expect this percentage of patients on the waiting list who receive VAD support as a bridge-to-transplant to continue to increase as surgeons and cardiologists become more familiar with the technology, and confidence in the procedure grows in line with improving clinical data and device reliability.

Bridge-to-decision therapy—VADs are increasingly being used to assist physicians in determining which patients previously not eligible for a transplant should be listed. Rather than disqualify certain patients based upon their pre-VAD implant status, patients may receive VAD implants and then the physician subsequently evaluates whether or not to list them for heart transplant in the future. The VAD “bridges” the physician’s listing decision and enables them to determine whether or not the patient will be a good transplant candidate by evaluating their overall health status after time spent on the VAD. This indication is best reflected in the National Institute of Health’s, or NIH, sponsored INTERMACS (Intra-agency Registry for Mechanical Assist Circulatory Support) registry, which showed in June 2012 that 21% of registered patients were listed for heart transplant at the time of their implant, while 33% were listed as “bridge to candidacy”, or bridge-to-decision.

Destination therapy—Circulatory assist devices can also be used as a permanent or lifetime therapy in medically refractory advanced heart failure patients who are deemed ineligible for heart transplantation due to, for example, their age or the presence of other diseases. For these late stage patients, drug therapy historically has been the only alternative, with the 12-month mortality rate of approximately 75%. We believe that device durability and reliability, together with ease and perceived risk of implantation and better clinical outcomes, are important factors in determining the long-term success of VADs as a destination therapy. Of note, 44% of patients in the INTERMACS registry were registered as destination therapy.

Bridge-to-recovery therapy—Circulatory assist devices that provide prolonged unloading of the heart muscle, or myocardium, have been claimed to lead to recovery of the heart in some patients. In these patients, the combination of ventricular unloading and pharmaceutical therapy enables the physician to wean the patient from the pump and eventually remove it.

Our Solution and Products

Proprietary Pump Technology

The HVAD System features the smallest, full-output centrifugal pump designed to be implanted in the chest, directly adjacent to the heart. At the core of our technology platform is our proprietary “hybrid” system for suspending the impeller, which is the only moving part within the pump. The impeller is suspended within the pump housing by the opposing forces of passive magnets and hydrodynamic thrust generated by the pump impeller, which circulates a cushion of blood. Once power is applied to the device and the impeller begins to rotate, there are no points of mechanical contact within the pump, thus providing a completely wearless pumping system.

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

The HeartWare HVAD System

The first product in our portfolio, the HVAD System, is comprised of the HVAD Pump, a small, permanently implantable VAD, patient accessories and surgical tools. The HVAD Pump is capable of generating up to 10 liters of blood flow per minute. With a displaced volume of only 50 cubic centimeters and a mass of 140 grams, the HVAD Pump is the only approved full-output pump implantable in the pericardial space, directly adjacent to the heart. It is also the only pump designed to be implanted above the diaphragm in all eligible patients. We believe the implanting in the pericardial space generally leads to shorter surgery time and a less invasive procedure relative to alternative devices, which are normally implanted in the abdomen.

Device reliability of the HVAD System is designed to be enhanced through the use of dual motor stators with independent drive circuitry, allowing a seamless transition between dual and single stator mode if required. The pump’s inflow cannula is integrated with the device itself, providing proximity between the heart and the pumping mechanism, facilitating ease of implant and helping to ensure optimal blood flow characteristics. The use of a wide-bladed impeller and the clear flow paths through the pump are designed to help reduce the risk of pump-induced damage to blood cells.

The HVAD System has been approved for sale in Europe since early 2009. In November 2012, we received approval from the FDA for the HVAD System as a bridge to heart transplantation in patients with end-stage heart failure.

The HeartWare MVAD System

The MVAD System is comprised of similar components, surgical tools and peripherals as the HVAD System, but is differentiated significantly by the MVAD Pump. The MVAD Pump is a miniaturized blood pump intended for chronic heart failure patients. The device is a full-output axial flow pump with a fully suspended rotor and a displacement volume of less than one half of that of the HVAD Pump. The pre-clinical Good Laboratory Practices (“GLP”) in-vivo studies completed in September 2011 have shown the MVAD Pump to have similar comparable blood flow characteristics to the HVAD Pump. The MVAD Pump is designed for pericardial implantation and initial human clinical trials are expected to commence in 2014. We plan to introduce our next generation controller, PAL, with the MVAD Pump in clinical trials and separately for use with the current HVAD Pump. PAL is a one-piece wearable controller and battery designed for an active patient lifestyle.

We believe it is likely that more patients will be willing to undergo a shorter, less invasive surgical procedure that may result in quicker recoveries and hospital discharge. We have taken advantage of the versatility of the MVAD Pump design with multiple configurations specific to less invasive implantation procedures. This development has been supported by over 100 in-vivo studies. These devices may expand the potential pool of chronic heart failure patients.

Before the MVAD System will be available for commercial sale, we will need to achieve the following milestones:

•	completion of the system development including next generation peripherals (e.g., controller, batteries, power adapters);

•	approval of and successful completion of a clinical trial; and

•	receipt of regulatory approvals for commercialization.

The CircuLite SYNERGY Platform

HeartWare acquired CircuLite on December 1, 2013 and with it, CircuLite’s SYNERGY Circulatory Support System. Approximately the size and weight of a AA battery, the CE marked SYNERGY Surgical System is implanted through a right, mini-thoracotomy procedure and does not require a sternotomy or cardiopulmonary bypass. With this approach, the inflow cannula is placed in the left atrium, and the outflow graft is attached to the subclavian artery. CircuLite’s proprietary micro-pump is then placed in a pacemaker-like pocket and attached to the inflow cannula and outflow graft, which connects to a wearable, external controller and battery pack. The system is currently undergoing an upgrade to resolve issues that arose after its commercial release and is not presently available for sale at the direction of regulatory authorities. CircuLite has pioneered the partial-assist approach and demonstrated that this technique can enhance the quality of life for a less sick group of heart failure patients, which is believed to be a substantially larger population than the end-stage heart failure patients that HeartWare currently treats with our full-support VADs. The next generation endovascular system, which will be implanted collaboratively by cardiologists and surgeons in a hybrid cath lab setting, offers an interventional approach to circulatory support. While our HVAD and MVAD Systems offer minimally invasive treatment to end-stage heart failure patients, the SYNERGY platform offers even less invasive and ultimately interventional options to earlier-stage heart failure patients.

Enhanced Quality of Life with Implantable Devices

Currently, the HVAD System and all commercially available VADs are powered by a controller, batteries and other power sources carried external to the body. Power is transferred to the implanted pump via a thin electrical cable, called a driveline, which exits the patient’s skin in the abdominal area. We are working to develop an implantable system utilizing transcutaneous energy transfer (“TET”) or wireless power that will eliminate the need for a percutaneous driveline. A TET system contains a wearable power management system that is inductively coupled to an implanted pump controller and electronics that includes a rechargeable battery. The patient can remove the wearable power management system and enjoy a high quality lifestyle while the system is powered by the implanted battery.

We are collaborating with Dualis MedTech GmbH, a subsidiary of AVRA Surgical, Inc., on the development of an implantable system. Since mid-2011, a team of HeartWare and Dualis engineers has worked to successfully demonstrate the feasibility of a wireless energy transfer system with both HVAD and MVAD pumps. We are now working towards GLP animal studies for an implantable system.

Our Business Strategy

Our primary goal, above all else, is to focus on optimizing outcomes of patients being treated for congestive heart failure. To this end, we are leading innovation in the VAD sector and are also striving to develop and maintain a proprietary technology platform that enables the development of a pipeline of ever-smaller heart pumps that will reduce procedural invasiveness and simultaneously increase the number of patients who can benefit from our products. In addition, we intend to explore technologies and therapies for treatment of heart failure.

We believe that our technology portfolio provides us with a significant competitive advantage in the market. To capitalize on that advantage, we are pursuing the following plan:

Expand Market Penetration outside of the U.S.—We sell to VAD centers and distributors throughout Europe and in other countries outside the U.S. With the receipt of CE Marking in January 2009, we began to develop the necessary infrastructure to support commercial sales in Europe. Throughout 2013 we continued to expand our infrastructure to support commercial activity and have generated sales through 2013 from customers in 37 countries outside of the U.S. In the future, we intend to build wider distribution channels and ordering systems to deliver our products to the European market on a wider commercial scale as well as increase the number of countries where we have approval to sell our device commercially.

Expand U.S. Market Penetration—Our goal is to expand U.S. market penetration following FDA approval in November 2012 for the HVAD System for a bridge-to-transplant system. Our focus is to continue to establish and maintain commercial sites at all of the major U.S. health centers that support VAD implantation. In the U.S., we currently have approximately 100 commercial sites.

We also intend to seek an expanded indication for the HVAD System to include destination therapy. In May 2012, we completed enrollment in our ENDURANCE destination therapy clinical trial. Each test patient will be followed to the primary endpoint of two years, with subsequent follow period extending to five years post-implant. On August 27, 2013, the FDA approved an Investigational Device Exemption (“IDE”) Supplement allowing HeartWare to commence enrollment in an additional patient cohort for the ENDURANCE clinical trial. Patients will be followed for 12 months after implant. HeartWare intends to incorporate the data from both this supplemental cohort and ENDURANCE into an anticipated pre-market approval application seeking approval of the HVAD System for the destination therapy indication.

Focus on continuous product development—In parallel with the clinical development of the HVAD System, we plan to advance the development of our next generation products, such as the MVAD System and a TET system, and to enhance our peripheral equipment. We expect assessment and development and/or enhancement work for the MVAD System, the TET system and peripheral equipment to continue throughout 2014. We have completed GLP studies for the MVAD System. We plan to introduce our next generation controller, PAL, with the MVAD Pump in clinical trials and separately for use with the current HVAD Pump. PAL is a one-piece wearable controller and battery designed for an active patient lifestyle.

We also anticipate ongoing research and development expenditures with respect to the SYNERGY Circulatory Support System. The SYNERGY Surgical System is currently undergoing an upgrade to resolve issues that arose after its commercial release and is not presently available for sale at the direction of regulatory authorities. Our efforts will include refining training techniques and implementing additional system upgrades in advance of a full rollout.

Partner with leading professionals in the fields of cardiovascular surgery around the world—We have established relationships with leading professionals in the field of cardiovascular surgery and heart centers around the world and continue to expand this network. We believe these relationships are key to our growth as they help to drive clinical awareness of our products.

Explore complementary or alternative therapies and technologies—We intend to explore business development opportunities including strategic alliances, joint ventures, and acquisitions that might complement or expand our market opportunities. In early 2012, we entered into a development agreement with Dualis MedTech to develop ventricular assist devices with wireless TET system technology exclusively for HeartWare. In mid-2012, we acquired World Heart Corporation primarily to expand our intellectual property portfolio and in late 2013, we acquired CircuLite to develop a partial support system to treat less sick, chronic heart failure patients.

Sales and Marketing

Our sales and marketing strategy is to educate and promote the benefits of ventricular assist devices for the treatment of clinical heart failure among a variety of health care professionals. We market directly to cardiac centers and hospitals that perform heart transplants as well as through medical device distributors outside of the U.S. with experience in local markets.

We work with a broad spectrum of health care industry participants to promote the clinical benefits of our device, including hospital administrators, cardiologists, surgeons, nurses, perfusionists, insurers and government and industry representatives. A key to the development of our business is optimizing patient outcomes via effective training and clinical end-user support programs and resources.

To support our sales and marketing strategy, we have recruited and trained experienced territory managers and clinical specialists. This field team supports customers by supporting implant procedures, providing technical information and training, resolving clinical issues, and educating health care professionals on the benefits of the HVAD System. In addition, we partner with leading physicians in the field to proctor new physicians on the use of our devices in their centers and to present clinical and technical data about our system at scientific symposia, congresses, and trade shows, as well as publish in peer reviewed cardiovascular journals.

Our product management team conducts market research on end-user preferences and unmet needs, identifies areas of improvement in our product offering and services, and works with research and development on new technologies that meet newly identified needs that are not addressed with our current platform of products.

Globally, over 5,000 implants have been performed using the HVAD System. The HVAD System has been implanted in patients at over 230 health care sites in 37 countries.

Intellectual Property

We rely on a combination of patents, trade secrets, trademarks and copyrights, together with non-disclosure and confidentiality agreements, to protect our proprietary rights in our technologies.

As of December 31, 2013, we have 67 issued U.S. patents, 14 issued Australian patents, 11 patents issued patents in Great Britain and France, 10 issued patents in Germany and Japan, as well as patents issued in the Netherlands, Spain, Italy, Austria, Belgium, China, Korea, Canada, Israel and Turkey. We also have 72 pending U.S. non-provisional patent applications and a number of international patent applications filed under the Patent Cooperation Treaty, as well as in Japan, Europe, Australia, China, Canada, Hong Kong, India, Korea and Israel. The total patent filings listed above include 12 issued U.S. patents, 20 pending U.S. non-provisional patent applications, and associated foreign patents and patent applications acquired in the CircuLite transaction.

Our U.S. and foreign issued patents and patent applications cover fundamental technologies underlying our hemodynamically and physiologically compatible full-output, long-term circulatory assist devices. The main technologies claimed in patents and patent applications include:

•	use of dual stators in a blood pump;

•	the combination of passive magnetic bearings and hydrodynamic thrust bearings;

•	channels or wide-bladed impellers in a blood pump;

•	the use of ceramic between an impeller and motor stator;

•	flow estimation based on impeller speed and viscosity;

•	use of platinum alloy for blood pump impellers;

•	alternative axial flow pump technologies; and

•	wireless energy transfer systems.

Major patents and pending patent applications covering technologies for our HVAD System are scheduled to expire at various times between 2016 and 2027. Patents and patent applications covering technologies for our MVAD System are scheduled to expire at various times between 2024 and 2030.

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

Government Regulation

United States

Our products are regulated by the FDA as a Class III medical device under the U.S. Food, Drug, and Cosmetic Act. FDA regulations govern:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product safety and effectiveness;

•	product labeling;

•	product storage;

•	record keeping;

•	product servicing;

•	premarket approval (“PMA”);

•	advertising and promotion;

•	distribution;

•	product sales and post-market activities;

•	import and export;

•	medical device (adverse event) reporting; and

•	field corrective actions (e.g., recalls).

Premarket Approval

Each of our devices are regulated as a Class III medical device. PMA approval from the FDA is required before marketing of a Class III medical device in the United States can commence and the process of obtaining PMA can be costly, lengthy and uncertain. In November 2012, we received approval for the HVAD System as a bridge to heart transplantation in patients with end-stage heart failure.

The Company recently completed enrollment in its ENDURANCE trial, which is now in the two year follow up period to the primary endpoint. A separate PMA submission for the HVAD System for a destination therapy indication will be required. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical and clinical trials to demonstrate the safety and effectiveness of the device to the FDA’s satisfaction. Among other information, the PMA application must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed device and patient labeling.

If the FDA determines that a PMA application is complete, the FDA accepts the application and then begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review and response process generally occurs over a significantly longer period of time, often more than a year, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of our and our key suppliers’ facilities to evaluate compliance with the quality system regulation. They will also conduct a Bioresearch Monitoring (“BIMO”) inspection of the clinical trial including some of the clinical data sites. To help assure the continued safety and effectiveness of an approved device, the FDA may also require a post-approval study as a condition of approval. Post-approval studies were required as a condition of approval for the HVAD System as a bridge to heart transplantation.

Under the Food and Drug Administration Safety and Innovation Act (Public Law 112-144) which included the Medical Device User Fee Amendments of 2012, the fee to submit a PMA application for FY 2013 was $248,000. User fees are expected to rise over time until the law sunsets in 2017. We qualified for a small business exemption that allowed us to file our first PMA application at no charge, however we presently do not qualify for the exemption. PMA supplements are required for modifications to the manufacturing process, labeling, use and design of a device that is approved through the premarket approval process. PMA supplements often require submission of the same type of information as a PMA application except that the supplement is limited to information needed to support any changes from the device covered by the original PMA. The changes to design may require significant testing, validation and documentation and may be associated with significant review times from 30 days to 180 days and fees generally from approximately $4,000 to $37,000 with the exception of the Panel Track Supplement (includes clinical data) is $186,000.

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

Both before and after FDA approval, numerous regulatory requirements apply. These include:

•	quality system regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the design, manufacturing and commercialization phases;

•	regulations which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•	regulations which govern medical device tracking; and

•	notices of correction or removal and recall regulations.

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

Compliance with regulatory requirements is enforced through periodic, unannounced facility inspections by the FDA. At the conclusion of an FDA inspection, the inspector may provide observations identifying areas of potential regulatory concern. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA. Enforcement actions may include any of the following sanctions against us:

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

European Union

The primary regulatory environment in Europe is that of the European Union, or EU which consists of 28 member states in Europe. In 2014, two EU directives that covered medical devices—Directive 93/42/EEC covering medical devices and Directive 90/385/EEC for active implantable medical devices—became EU regulations, which augmented and clarified earlier directives. The EU also has numerous standards that govern and harmonize the national laws and standards regulating the design, manufacture, clinical trials, labeling, adverse event reporting and post market surveillance activities for medical devices that are marketed in member states. Medical devices that comply with the requirements of the national law of the member state in which they are first marketed will be entitled to bear CE Marking, indicating that the device conforms to applicable regulatory requirements, and, accordingly, can be commercially marketed within EEC states and other countries that recognize this mark for regulatory purposes. We received CE Marking for the HVAD System in January 2009. In May 2012, we received an expanded label for long-term use of the HVAD System in all patients at risk of death from refractory, end-stage heart failure.

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

In March 2011, we received approval from the TGA to sell the HVAD System commercially in Australia.

Other International Regulations

We are also subject to international regulations in other countries where our products are sold. We currently have sales to customers in a variety of countries outside of the EU, U.S. and Australia. These regulations relate to product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our products in these countries are similar to those of the FDA. The national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries. In certain countries, doctors may request use of our product under compassionate or emergency use or special access programs prior to approval. These programs tend to be limited and patient-specific and do not replace premarket approval.

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

Healthcare Regulation

Recent healthcare policy changes

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. For example, on March 23, 2010, the Patient Protection and Affordable Care Act (the “Affordable Care Act”) was signed into law. On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”) was also signed into law. Among other things, the Affordable Care Act and the Reconciliation Act (collectively, the “Acts”), when taken together, impose a 2.3% excise tax on the sale of certain medical devices, including our devices, which took effect January 1, 2013. In addition, it is possible that standard setters or regulators may address certain unique aspects of the accounting for the Acts in the future.

Regulations related to prohibiting “kickbacks” and false claims and protecting patient confidentiality

A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state and foreign laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Because we may provide some coding and billing information to purchasers of the HVAD System and our other products, and because we cannot assure that the government will regard any billing errors that may be made as inadvertent, these laws are potentially applicable to us. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be substantial.

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

Transparency of payments

A section of the Affordable Care Act known as the Sunshine Act requires applicable manufacturers of drugs and devices to report annually for publication certain payments and other transfers of value to physicians and teaching hospitals as well as certain ownership interests held by physicians. Pursuant to recently issued regulations, applicable manufacturers, including the Company, must begin to submit reports in 2014 with respect to payments and transfers occurring in 2013. Certain states and foreign countries have similar statutes and regulations requiring reporting of payments to healthcare providers. We are establishing processes and procedures to capture and report payments to physicians and teaching hospitals.

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

Third Party Reimbursement

In the United States, hospitals and doctors generally rely on third-party payers, such as Medicare, Medicaid, private health insurance plans and self-funded employers, to pay or reimburse for all or part of the cost of medical devices and the related surgical procedures. In the United States, heart failure represents Medicare’s greatest area of spending.

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

We believe that our products will be Medicare-eligible and therefore that they should be entitled to reimbursement. On October 30, 2013, CMS issued a Decision Memo for Ventricular Assist Devices for Bridge-to-Transplant and Destination Therapy (CAG-00432R), which updated the national coverage determination (“NCD”) for bridge-to-transplant and destination therapy VADs. The updated NCD, among other things, attempts to clarify BTT and DT patient selection criteria. The updated NCD clarified that BTT patients, without an exemption, must be active on the Organ Procurement and Transplantation Network’s waitlist for a heart in order to be eligible for Medicare or Medicaid reimbursement. Since the HVAD System is currently only approved in the U.S. for BTT patients, this update to the NCD creates a subset of potential HeartWare BTT patients who may no longer be eligible for Medicare and Medicaid reimbursement.

Most private insurance providers have implemented U.S. policies for circulatory assist devices, including Blue Cross and Blue Shield Plans, Aetna, Cigna, United Healthcare and others, and these private insurance providers have their own reimbursement criteria for their members, which can be found in their VAD medical policies. Generally, these third-party payors do not impose the active listing requirements contained in the NCD. However, they may not cover medical devices during an ongoing clinical trial; even though a trial may be categorized as a Medicare approved IDE Category B2 clinical trial. All of our sites in the U.S. bridge-to-transplant and destination therapy clinical trials received Medicare and third party reimbursement to some extent. Our staff includes reimbursement and government policy professionals whose objectives include improving insurance reimbursement outcomes for the HVAD System.

International reimbursement varies from country to country and often hospital to hospital. The European system is more effective at focusing resource intensive procedures in a small number of centers within each country and LVAD’s fall into that category of resource intensive procedures. In those hospitals that perform VAD implantation, we believe that there are adequate budgets to purchase circulatory assist devices although governmental austerity programs could impact available funding. As in the United States, we believe that in Europe physicians and patients drive the decision as to which VAD to purchase. In many jurisdictions, a favorable health technology assessment is required prior to obtaining reimbursement for a medical device. These assessments are often difficult to conduct and can be time consuming and expensive.

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

Our principal competitors in the implantable cardiac assist space include Thoratec Corporation, Jarvik Heart, Inc., MicroMed Cardiovascular, Berlin Heart GmbH, and Sunshine Heart, Inc., and a range of other smaller, specialized medical device companies with devices at varying stages of development.

See Item 1A. “Risk Factors.” for additional information.

Research and Development

Research and development costs include activities related to the research, development, design, testing, and manufacturing of prototypes of our products as well as costs associated with certain clinical and regulatory activities. We expect our research and development expenses to continue to increase as we continue to research and develop improvements to the HVAD System, research the application of, and develop our MVAD heart pump technology in a variety of designs and variations, enhance our peripheral product offerings, conduct additional pre-approval and post-approval clinical trials and hire additional employees. For the years ended December 31, 2011, 2012 and 2013 we incurred research and development expenses of $50.1 million, $83.5 million, and $102.5 million, respectively.

Manufacturing and Assembly

Our manufacturing activities to date, and for the foreseeable future, will continue to consist primarily of process development, component assembly, quality control testing and sustaining engineering. Most of the components of the HVAD System are manufactured by third parties, including the center post, pump housing and impeller. Some critical components, including the controller, are manufactured solely by an outside supplier and are essentially provided to us as a finished good ready-for-sale as part of our HVAD System.

In order to sell our product commercially in the European Union, we are required to meet certain regulatory standards. In October 2008, we received a Certificate of Registration from British Standard Institution (BSI) certifying that the Company’s Quality Management System complies with the requirements of ISO 13485:2003. It signifies that HeartWare has established a comprehensive quality system that conforms to the International Organization for Standardization (“ISO”) 13485:2003 requirements. The ISO 13485:2003 standard is fully recognized in many countries as a measure of quality. In January 2009, we received a Full Quality Assurance Certificate, CE 540273 from BSI. It signifies that the HVAD System designed and manufactured by HeartWare conforms with the provisions of Council Directive for Active Implantable Medical Devices, 90/385/EEC, Annex 2, Section 3.2 at every stage, from design to final controls. In order to maintain these certifications we must show through annual surveillance audits conducted by the British Standard Institute (BSI) that HeartWare’s Quality System remains compliant with the requirements of ISO 13485 and applicable standards. Our Miami Lakes facility was inspected and approved by the FDA prior to the FDA’s approval to manufacture the HVAD System in the U.S. Our new Miami Lakes facility was inspected and approved by the FDA in June 2013.

We do not presently have supply agreements with many of our key suppliers and we have not secured second source suppliers for all of our supplies. See Item 1A. “Risk Factors” for additional information.

Employees

As of December 31, 2013, we had 569 employees, of whom 380 employees are engaged in operations activities including research and development, quality assurance and manufacturing, 129 are engaged in marketing, sales, clinical and regulatory activities and 60 are engaged in finance, legal and other administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement other than employees in France that are subject to national, collective bargaining agreements. We consider our relations with our employees to be good.

Corporate History

HeartWare International, Inc. was incorporated in Delaware on July 29, 2008 as a wholly-owned subsidiary of HeartWare Limited, a corporation incorporated in Australia on November 26, 2004. On November 13, 2008, HeartWare Limited completed its redomiciliation from Australia to Delaware pursuant to certain schemes of arrangement approved by an Australian court. In connection with this redomiciliation, each holder of HeartWare Limited ordinary shares was issued one share of HeartWare International, Inc. common stock in exchange for every 35 ordinary shares of HeartWare Limited. As a result, HeartWare Limited became a wholly-owned subsidiary of HeartWare International, Inc., and HeartWare International, Inc. became the parent company of the HeartWare Group. The ordinary shares of HeartWare Limited traded on the on the ASX from January 31, 2005 until November 13, 2008 when the common stock of HeartWare International, Inc. started trading on the ASX in the form of CHESS Depositary Interests, or CDIs. On February 24, 2009, common shares of HeartWare International, Inc. were listed for trading on the NASDAQ Global Market and commenced trading on the following day. On September 17, 2013, HeartWare was officially delisted from the ASX meaning that interests in HeartWare are no longer publicly traded on the ASX.

Recent Acquisition of CircuLite

On December 1, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we acquired CircuLite. CircuLite is the developer of the SYNERGY Circulatory Support System, a partial support system designed to treat less sick, ambulatory, chronic heart failure patients who are not yet inotrope-dependent. In connection with the acquisition of CircuLite, we agreed to pay $30 million consisting of approximately $18 million in shares of HeartWare common stock, par value $0.001 per share (the “Common Stock”), equal to approximately 230,000 shares of Common Stock (the “Closing Payment”), and approximately $12 million in cash to repay outstanding CircuLite indebtedness and pay certain transaction liabilities and expenses. These shares were valued as of closing at approximately $22 million based upon the closing price of our Common Stock on the trading day prior to closing. In addition to the Closing Payment, CircuLite securityholders may be entitled to receive additional shares of Common Stock (or cash, in certain cases, at our discretion) upon the achievement of specified performance milestones.

The SYNERGY Surgical System, which received CE Marking in the European Union in 2012, is designed for long-term support and is intended to reduce the heart’s workload while improving blood flow to vital organs. Approximately the size and weight of a AA battery, the CE marked SYNERGY Surgical System is implanted through a right, mini-thoracotomy procedure and does not require a sternotomy or cardiopulmonary bypass. With this approach, the inflow cannula is placed in the left atrium, and the outflow graft is attached to the subclavian artery. CircuLite’s proprietary micro-pump is then placed in a pacemaker-like pocket and attached to the inflow cannula and outflow graft, which connects to a wearable, external controller and battery pack. The system is currently undergoing an upgrade to resolve issues that arose after its commercial release and is not presently available for sale at the direction of regulatory authorities. Sales are expected to resume in a controlled fashion following regulatory approval to re-launch the system in Europe and will focus on building experience at a small number of centers of excellence, refining training techniques and implementing additional system upgrades in advance of a full rollout. The next generation endovascular system, which will be implanted collaboratively by cardiologists and surgeons in a hybrid cath lab setting, offers an interventional approach to circulatory support. While our HVAD and MVAD Systems offer minimally invasive treatment to end-stage heart failure patients, the SYNERGY platform offers even less invasive and ultimately interventional options to earlier-stage heart failure patients.

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

We have incurred net losses since our inception, including net losses of $59.3 million, $87.7 million and $55.1 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, our accumulated deficit was $329.4 million. Currently, we only have one product, the HVAD System, approved for sale. We continue to incur substantial clinical trial expenditures, significant research and development costs and costs related to our operations. We expect to continue to incur significant operating losses for the foreseeable future as we incur costs associated with:

•	conducting multiple clinical trials, including preapproval trials for new products or indications and post approval trials for existing products;

•	researching and developing next generation products and peripherals as well as incremental improvements to and sustaining engineering for existing products and peripherals;

•	integrating and developing acquired and licensed technology;

•	building our service capabilities to meet growing customer demand;

•	growing, maintaining and protecting our intellectual property;

•	seeking and maintaining regulatory approvals and operating our quality systems;

•	expanding our sales and marketing capabilities both globally and in the U.S.;

•	manufacturing product and increasing our manufacturing capabilities to meet rising demand;

•	broadening our infrastructure in order to meet the needs of our growing operations; and

•	complying with the requirements related to being a public company in the United States.

To become and remain profitable, we must succeed in developing and commercializing products with significant market potential. This will require us to succeed in a range of challenging activities, including all of the activities listed above. We may never succeed in these activities, and we may never obtain all of the regulatory and reimbursement approvals necessary in the markets in which we expect to operate or otherwise generate revenue sufficient to achieve profitability. Further, the markets in which we operate may contract or we may not obtain significant market share so as to support our ongoing business operations. If we do achieve profitability, we may not be able to sustain it.

We have a significant amount of indebtedness consisting primarily of our convertible senior notes. We may not be able to generate enough cash flow from our operations to service or pay principal and interest on our indebtedness, which could adversely affect our business, financial condition or results of operations. Furthermore, we may incur additional indebtedness or refinance our current indebtedness in the future, which could also adversely affect our business, financial condition or results of operations. The conversion of our convertible senior notes at the election of the holders, to the extent we settle such conversion in cash, could impact our liquidity; to the extent we settle in stock, may dilute our existing stockholders.

As of December 31, 2013, our indebtedness under our 3.5% Convertible Senior Notes due December 15, 2017 in the principal amount of $143.75 million totaled $107.1 million, net of discounts. Generally, holders may convert their Convertible Notes at their option only upon satisfaction of one or more of the conditions relating to the sale price of our common stock, the trading price per $1,000 principal amount of Convertible Notes or specified corporate events. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election. Our ability to make payments on, or to refinance, our Convertible Notes, to incur future indebtedness, and to fund planned capital expenditures, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, clinical and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of the Convertible Notes or on their maturity, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the Convertible Notes, on or before their maturity, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to affect any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions. In addition, in the event of a default with respect to the Convertible Notes, the holders of the Convertible Notes and/or the trustee under the indenture governing these notes may accelerate the payment of our obligations under these notes, which could have a material adverse effect on our business, financial condition or results of operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and results of operations.

In addition, our significant indebtedness combined with our other financial obligations and contractual commitments could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions;

•	make us more vulnerable to adverse changes in government regulation and reimbursement;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage compared to our competitors who have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of these factors could materially and adversely affect our business, financial condition or results of operations. In addition, if we incur additional indebtedness, which we are not prohibited from doing under the terms of the indenture governing the convertible senior notes, the risks related to our business and our ability to service our indebtedness would increase.

In the event the conditional conversion feature of the notes is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The terms of our convertible senior notes permit us to settle them, upon conversion by the holders thereof, in cash, stock, or a combination thereof. To the extent we use stock for settlement, our existing stockholders may be diluted.

We may need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We currently spend more cash than we generate from operating revenue. During 2013, HeartWare generated revenue from commercial sales of the HVAD System internationally and in the U.S. We also generated revenue from use of the HVAD System in clinical trials within the U.S. and through special access programs in other countries. Depending on a range of outcomes, especially our achievement and continuation of regulatory approval of our products and the growth of revenue, we may need to seek additional funding in the future. Additional funding may not be available on terms favorable to us, or at all. If we raise additional funding through the issuance of equity securities, our shares may suffer dilution. If we are unable to secure additional funding, our product development programs and our commercialization efforts would be delayed or reduced or may cease entirely.

In November 2012, we received approval to market the HVAD System in the U.S. as a bridge to heart transplantation. Our future success depends heavily on our ability to maintain FDA approval to market our existing product for our initial indication and our ability to obtain FDA approval for any additional indications, and to market our pipeline products in the U.S., the largest medical device market in the world.

The process of obtaining and maintaining marketing approval or clearance from the FDA for our existing and future products, or enhancements or modifications to these products, could:

•	take a significant period of time;

•	require the expenditure of substantial resources;

•	involve rigorous pre-clinical and clinical testing;

•	require changes to our products;

•	require corrective action, including recalls, with respect to products already distributed; and

•	result in limitations on the indicated uses of the products.

Assuming we are able to file the required FDA regulatory premarket approval applications for additional indications for our HVAD System as well as for the MVAD System and other pipeline products, there can be no assurance that we will receive the required approvals from the FDA or, if we do receive the required approvals, that we will receive them on a timely basis or that we will otherwise be able to satisfy the conditions of approval, if any. The failure to receive product approval by the FDA, or any significant delay in receipt, will have a material adverse effect on our business, financial condition or results of operations.

If we are unable to commence or complete successfully our U.S. trials, or if we experience significant delays in the successful commencement or completion of our U.S. trials, our ability to obtain regulatory approval to commercialize our products within the U.S., and our ability to generate revenue, will be materially adversely affected. Delays or inability to successfully complete trials outside of the U.S. can also negatively impact our business in a material way.

Regulatory approvals to sell our existing and future products both in and outside of the U.S. typically require clinical trials which can be time consuming and expensive. Significant technical, bench and preclinical testing may be required prior to submitting for regulatory authorization to commence a clinical trial. The cost, timing and outcome of any of these trials or testing may not be favorable or may be insufficient to obtain the required approvals.

Completion of any of our clinical trials, including our ongoing destination therapy trials, and initiation of new clinical trials, including our conditionally approved thoracotomy trial, trials for our next generation MVAD System, and trials for the newly acquired SYNERGY System, could be delayed or adverse events during a trial could cause us to amend, repeat or terminate the trial. If this were to happen, our costs associated with the trial will increase, and it will take us longer to obtain regulatory approvals and to commercialize the product, or we may never obtain regulatory approvals. Our clinical trials may also be suspended or terminated at any time by regulatory authorities, the data safety and monitoring board, site investigational review boards, or by us including during the closing stages of enrollment of the trial and the subsequent patient data follow-up period in the event that, for example, there should be an unacceptable level of adverse clinical events such as stroke, bleeding or pump exchanges. Any failure or significant delay in completing clinical trials for our products will materially harm our financial results and the commercial prospects for our products.

The completion of any of our clinical trials could be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment, including as a result of study inclusion and exclusion criteria;

•	our competitors undertaking similar clinical trials at the same time as us, or having functionally comparable products that have received approval for sale;

•	failure of patients to complete the clinical trial;

•	physicians or patients preferring to use approved devices or other experimental treatments or devices rather than our devices;

•	prevalence and severity of adverse events and other unforeseen safety issues;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	effectiveness of third-party registries for data collection;

•	risks associated with trial design, which may result in a failure of the trial to show statistically significant results even if the product is effective;

•	governmental and regulatory delays or changes in regulatory requirements, policies or guidelines;

•	the availability of governmental or third party reimbursement for investigational devices;

•	varying interpretation of data by regulatory agencies; and

•	perceived lack of product efficacy following clinical trials.

While the U.S. is the largest medical device market in the world, the risks described above apply to both U.S. clinical trials and regulatory approvals as well as foreign clinical trials and regulatory approvals. If we cannot timely conduct foreign trials in our major target markets (to the extent required in order to market our device in such locations), such as Japan, and receive timely approval in those jurisdictions to market our device for a variety of indications, our business will suffer.

We currently rely entirely on sales of our sole product, the HVAD System, to generate revenue. Our existing and future products may not achieve or sustain market acceptance. In addition, any factors that negatively impact sales of this product will adversely affect our business, financial condition and results of operations.

Our sole product is the HVAD System, which we introduced to the European market in January 2009 and which received regulatory approval in the U.S. in late 2012. We expect to continue to derive substantially all of our revenue for several years from the sale of this product and its related devices. Accordingly, our ability to generate revenue is entirely reliant on our ability to market and sell this product. We expect to begin to derive limited revenue from the MVAD System once it enters clinical trials; however, clinical trials of the next generation MVAD System may adversely impact revenue from the current generation HVAD System.

Even if we obtain the necessary regulatory approvals in all jurisdictions to commercialize the HVAD System or any other product that we may develop, our products may not gain or sustain market acceptance among physicians, patients, health care payers or the medical community.

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

If the HVAD System, or any other product that we may develop, does not achieve an adequate level of acceptance by physicians, patients, health care payers and the medical community, we may not generate or maintain positive gross margins and we may not become profitable or be able to sustain profitability. If we do achieve market acceptance of our products, we may not be able to sustain it or otherwise achieve it to a degree which would support the ongoing viability of our operations.

If we are unable to manage our expected growth, we may not be able to meet market demand, generate expected benefits from the opportunities available to us, satisfy quality regulations or commercialize our products.

We expect to continue to expand our operations and grow our research and development, product development, quality, regulatory, manufacturing, sales, marketing and administrative operations. This expansion has placed, and is expected to continue to place, a significant strain on our management, infrastructure, information technology, operational and financial resources. To manage continued growth and to commercialize our products, we will be required to improve existing operational, quality and financial systems, procedures and controls and expand, train and manage our growing employee base. In addition, we will need to manage relationships with various third parties and external entities participating in our research and development efforts, clinical trials, quality systems, manufacturers, suppliers and other organizations, including various regulatory bodies in the U.S. and other jurisdictions. We may not be able to implement needed improvements in an efficient and timely manner and may discover deficiencies in existing systems and controls. Our failure to accomplish any of these tasks could materially harm our business and prospects.

Our ability to achieve profitability from a current net loss level will depend on our ability to increase gross revenue, manage our expenditures and reduce the per unit cost of producing the HVAD System by increasing our customer orders and manufacturing volume.

Currently, gross sales and the gross profit from sales of the HVAD System are not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, substantially reduce the per unit cost of our products. We believe this can be achieved by decreasing our product assembly costs and increasing our manufacturing volume, which may allow for volume purchase discounts to reduce our raw material and component costs and improve absorption of manufacturing overhead costs. If we are unable to increase sales and simultaneously reduce assembly, raw material, component and manufacturing overhead costs, our ability to achieve profitability will continue to be severely constrained. Any increase in manufacturing volumes must be accompanied by a parallel increase in customer orders. As part of our efforts to prepare for possible increased sales (both globally and in the U.S.), we relocated to a new manufacturing facility in Miami Lakes, Florida in 2013. Additionally, on October 17, 2013, we entered into a long-term lease for a new corporate headquarters in Framingham, Massachusetts consisting of approximately 58,000 square feet. These facility upgrades have increased our operating expenses. Similarly, as our operations have expanded, we have incurred additional costs and added headcount to build our infrastructure, quality systems, product pipeline, sales organization and administrative capabilities. The occurrence of one or more factors that negatively impact sales of our products, operating expenses or our ability to forecast future sales or expenses may prevent us from achieving our desired increase in manufacturing efficiency and spending control, which would prevent us from attaining profitability.

We compete against companies that have longer operating histories, more established or approved products and greater resources than we do, which may prevent us from achieving further market penetration or improving operating results.

Competition in the medical device industry is intense. Our products will compete against products offered by public companies, such as Thoratec Corporation and Sunshine Heart, Inc., as well as several private companies, such as Jarvik Heart, Inc. and MicroMed Cardiovascular. Some of these competitors have significantly greater financial and human resources than we do, have established reputations or approved products or significantly greater name recognition than we do, and have significantly larger and more established distribution channels and sales and marketing capabilities than we do. For example, Thoratec Corporation has received marketing approval in the U.S. for HeartMate II for both destination and bridge-to-transplant indications, whereas the HVAD System is currently only approved for the bridge-to-transplant indication. We are likely to compete with new companies in the future as additional competitors enter the market. We also face competition from other medical therapies which may focus on our target markets as well as competition from manufacturers of pharmaceutical treatments and other devices that have not yet been developed. Competition from these companies could adversely affect our business.

In addition, our European customers are geographically dispersed and, at this stage, a significant portion of our revenue is sourced in Germany among a small number of clinical sites, which also use competitive products. If these sites were to cease using our products or use our products on a reduced or inconsistent basis, such events would have a material adverse effect on our financial condition and results of operations.

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

To develop and increase sales, distribution and marketing capabilities, we plan to continue to invest significant amounts of financial and management resources. In developing these sales, marketing and distribution functions ourselves, we will face a number of risks, including:

•	not being able to attract and retain a significant, successful or qualified marketing or sales force;

•	incurring substantial costs of establishing, training and providing regulatory oversight for a marketing or sales force;

•	incurring substantial costs or time delays in connection with receiving approvals to sell and obtain reimbursement for our products in new markets; and

•	any failure to comply with all legal and regulatory requirements for sales, marketing and distribution, which are significant in the medical device industry, that could result in enforcement actions by the FDA or other authorities that could jeopardize our ability to market our products or could subject us to substantial liability.

We have limited manufacturing capabilities and personnel, and if our manufacturing facilities are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.

We currently manufacture our HVAD System at our facilities in Miami Lakes, Florida. If there were a disruption to our manufacturing facilities or the surrounding area, for example, due to a hurricane or climate change, we would have no other means of manufacturing our HVAD System until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities.

If we are unable to produce sufficient quantities of our HVAD System for sale or for use in our current and planned clinical trials, or if our manufacturing process yields substandard product, our development and commercialization efforts would be delayed. Further, even if we are able to produce sufficient quantities of our products, we may not be able to attain sufficient profitability on that production or any resultant sales.

We currently have limited resources, facilities and experience to commercially manufacture our products. In order to produce our products in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase the production process and efficiency over the current level of production. There are significant technical and regulatory challenges to increasing manufacturing capacity and efficiency, and continuing to develop commercial-scale manufacturing facilities will require the investment of additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase in a timely or economically viable manner, or at all. If we are unable to do so, we may not be able to produce the HVAD System in sufficient quantities to meet future demand.

If we are unable to manufacture a sufficient or consistent supply of the HVAD System or any other product we are developing, or if we cannot do so efficiently, our revenue, business and financial prospects would be adversely affected.

We manufacture a Class III device implanted in the heart that subjects us to numerous risks.

There are risks associated with implanting our device in end stage heart failure patients, including, but not limited to, death, bleeding, stroke, device malfunction and other adverse events; should our customers experience an increase in adverse events they may reduce their usage or purchase of our device; should our patients experience injury due to these events, they or regulatory authorities may pursue legal or administrative action against us. Any of these occurrences could have a materially adverse impact on our operations and financial results and conditions as well as customer confidence in us or our products.

Our manufacturing facilities and the manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If we or our suppliers fail to achieve and maintain regulatory approval for these or additional manufacturing facilities, our business and our results of operations would be harmed.

Completion of our clinical trials and commercialization of our products require access to, or the development of, manufacturing facilities that meet and maintain applicable U.S. and international regulatory standards to manufacture a sufficient supply of our products. In addition, the FDA must approve facilities that manufacture our products for U.S. commercial purposes, as well as the manufacturing processes and specifications for the product, with similar, additional approvals required in order to achieve and maintain CE marking in Europe or regulatory approvals in other jurisdictions. Suppliers of components and products used to manufacture our products must also comply with FDA and foreign regulatory requirements, which often require significant time, money, resources, record-keeping and quality assurance efforts and subject us and our suppliers to potential regulatory inspections and stoppages. If we or our suppliers fail to comply with the regulatory requirements for our manufacturing operations, our commercialization efforts could be delayed or suspended, which would harm our business and our results of operations.

We may not meet regulatory quality standards applicable to our manufacturing and quality processes, which could have an adverse effect on our business, financial condition or results of operations.

Even after products have received marketing approval or clearance from the FDA or other regulatory bodies, those product approvals and clearances can be withdrawn due to failure to comply with regulatory standards or the occurrence of problems following initial approval whether identified through a required post-approval study or through medical device reporting. As a device manufacturer, we are required to demonstrate and maintain compliance with a variety of regulatory requirements, including the FDA’s Quality System Regulation, or “QSR.” The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products, including trend analysis and corrective and preventative actions. In addition, the U.S. federal medical device reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. Our failure to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection or complaint information could result in enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, refusal to permit the import or export of our products, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to materially suffer.

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

Our products are subject to various regulatory guidelines, involve complex technologies and are approved for a specified life. Identified quality problems, such as failure of critical components such as batteries or controllers, or the failure of third parties to supply us with sufficient conforming quantities of these products or components, could lead to adverse clinical events that could cause us to amend, repeat or terminate clinical trials, or impact the availability of our product in the marketplace. In addition, product improvements, product redundancies or failure to sell product before it expires could result in scrapping or expensive rework of product and our business, financial or results of operations could suffer. Product complaints, quality issues and necessary corrective and preventative actions could result in communications to customers or patients, field actions, the scrapping, rework, recall or replacement of product, substantial costs and write-offs, and harm to our business reputation and financial results. Further these activities could adversely affect our relationships with our customers or affect our reputation which could materially adversely affect our earnings, results and financial viability.

We operate in multiple regulatory environments that require costly and time consuming approvals.

Even if we obtain regulatory approvals in specific jurisdictions to commercialize the HVAD System or any other product that we may develop, sales of our products in other jurisdictions will be subject to regulatory requirements that vary from country to country. The time and cost required to obtain approvals from these countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from those of the FDA. Some jurisdictions may even require that we conduct additional trials. Laws and regulations regarding the manufacture and sale of our products are subject to future changes, as are administrative interpretations and policies of regulatory agencies. If we fail to comply with applicable foreign, federal, state or local market laws or regulations, we could be subject to enforcement actions. Enforcement actions could include product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, which in each case would harm our business.

If we fail to obtain and maintain adequate level of reimbursement for our products by third party payers, there may be no commercially viable markets for our products or the markets may be much smaller than expected.

Although our customers have generally achieved reimbursement for the purchase of our products to date, the availability and levels of reimbursement by governmental and other third party payers affect the market for our products. Reimbursement and health care payment systems vary significantly by country, and include both government sponsored health care and private insurance. Payers may attempt to limit coverage and the level of reimbursement of new therapeutic products or experimental devices. Government and other third party payers also continually attempt to contain or reduce the costs of health care by challenging prices charged for health care products and services. Often, reimbursement is determined independently of and only following product approval, and may need to be renewed on a regular basis.

To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical and economic data, which may involve one or more clinical trials, that compares the cost-effectiveness of our products to other available therapies. In addition, the efficacy, safety, performance and cost-effectiveness of our products in comparison to any competing products may determine the availability and level of reimbursement for our products.

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

On October 30, 2013, CMS issued a Decision Memo for Ventricular Assist Devices for Bridge-to-Transplant and Destination Therapy (CAG-00432R), which updated the national coverage determination (“NCD”) for bridge-to-transplant and destination therapy VADs. The updated NCD, among other things, attempts to clarify BTT and DT patient selection criteria. The updated NCD clarified that BTT patients, without an exemption, must be active on the Organ Procurement and Transplantation Network’s waitlist for a heart in order to be eligible for Medicare or Medicaid reimbursement. Since the HVAD System is currently only approved in the U.S. for BTT patients, the update to the NCD creates a subset of potential HeartWare BTT patients who may no longer be eligible for Medicare and Medicaid reimbursement. Therefore, the update may adversely affect our revenue, earnings, business or results of operation.

If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, market acceptance of our products would be impaired and our future revenue would be materially adversely affected. Often reimbursement is not available for products used in clinical trials as the relevant insurance providers may refuse to provide reimbursement for trial products on the basis that the products are “experimental” or “investigational” and do not have the requisite regulatory approvals. As we develop next generation products, this requirement may materially adversely affect our revenue, earnings, business and stock price.

Destination therapy procedures represent an increasing share of ventricular assist device implants. Although we are currently conducting destination therapy trials, we may be unable to submit for approval of a destination therapy indication for several years.

Hospitals must meet specific regulatory or reimbursement requirements in order to perform destination therapy procedures. These requirements and national coverage determinations may change from time to time. We are currently conducting clinical trials to study the use of the HVAD System for destination therapy. If reimbursement is reduced or unavailable for clinical trial cases, or physicians decline to use our products for destination therapy in the future, our market opportunities will be diminished and our business and stock price may be adversely impacted. The number of destination therapy procedures actually performed depends on many factors, most of which are out of our direct control, including:

•	the number of sites approved for destination therapy by relevant regulatory agencies;

•	the clinical outcomes of destination therapy procedures;

•	implanting surgeons’ and referring cardiologists’ commitment to destination therapy;

•	the economics of ventricular assist devices for destination therapy at individual hospitals, which includes the costs of the VAD and related pre- and post-operative procedures and treatment and their reimbursement; and

•	the economics of hospitals not conducting a destination therapy procedure, including the costs and related reimbursements of long-term hospitalization of advance heart failure patients and alternative therapies.

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

We are subject to the risks arising from adverse changes in general economic market conditions. Many global economies remain sluggish as they recover from a severe recession and unprecedented turmoil. The U.S. and other developed economies continue to suffer from market volatility, difficulties in the financial services sector, tight credit markets, softness in the housing markets, concerns of inflation, reduced corporate profits and capital spending, significant job losses or slower than expected job creation, reduced consumer spending, and continuing economic uncertainties. The turmoil and the uncertainty about future economic conditions could negatively impact our current and prospective customers, adversely affect the financial ability of governments and health insurers to pay claims, adversely impact our expenses and ability to obtain financing of our operations, cause delays or other problems with key suppliers and increase the risk of counterparty failures. We cannot predict the timing, strength or duration of the lingering effects of the severe global economic downturn or the timing or strength of the subsequent recovery. Healthcare spending in the United States and foreign jurisdictions has been, and is expected to continue to be, negatively affected by these economic trends. Since the sale of the HVAD System to a new patient is generally dependent on the availability of third-party reimbursement and normally requires the patient to make a significant co-payment, the impacts of the effects of the recession on our potential customers may reduce the referrals generated and thereby reduce our customer orders. Similarly, the impacts of the challenging economy on our existing customers may cause some of them to cease purchasing HVAD Systems and this will reduce our revenue, which in turn will make it more difficult to achieve the per unit cost-savings which are expected to be attained through increases in our manufacturing volume.

The severe recession has impacted the financial stability of many public and private health insurers. As a result, insurers are scrutinizing claims more rigorously and delaying or denying reimbursement more often. Although VAD procedures occur in relatively limited numbers, the per procedure reimbursement levels may draw the attention of third-party payers. Since the sale of the HVAD System is generally dependent on the availability of third-party reimbursement, any delay or decline in reimbursement will adversely affect our revenue.

Global market and economic conditions may exacerbate certain risks affecting our business.

International markets, especially Europe, represent a major part of our present business. Approximately 49% of our 2013 revenues were derived from international sales and much of our marketing efforts are focused on European countries. Although not materially impacted to date, our accounts receivable in certain European countries may be subject to significant payment delays due to government funding and reimbursement practices or limited financial flexibility of our distributors. European governments have announced or implemented austerity measures to constrain the overall level of government expenditures, which may include reforming health care coverage and reducing health care costs. These measures will continue to exert pressure on our customers and may impact their ability to pay for product on a timely basis or to maintain their current purchasing patterns. These adverse market and economic conditions could reduce our product sales and revenue, result in additional allowances, or reduce credit sales to our distribution network. In addition, some European and other payers require health technology assessments or economic cost-benefit analyses to be conducted by a manufacturer or third party analysis group in order to obtain or maintain reimbursement of medical devices. These analyses can be expensive and time consuming, and may not produce outcomes favorable to us. Adverse or delayed outcomes will adversely affect our revenue.

Fluctuations in foreign currency exchange rates could adversely affect our financial results.

Changes in foreign currency exchange rates can affect the value of our assets, liabilities, costs and revenue. In 2013, approximately 45% of our revenue was sourced from international sales denominated in foreign currencies, mainly in Europe and principally in Euros, while most of our expenditures are incurred in U.S. dollars.

With limited exceptions, our international sales will be denominated in Euros or in local currencies, not U.S. dollars, and fluctuations in foreign currency exchange rates, especially an appreciation of the U.S. dollar against major international currencies, will materially impact our revenue and earnings. Due to the size and stage of development of our operations and revenue, we do not presently mitigate our exposure to exchange risk to a significant extent other than by holding the majority of our funds in U.S. dollars or U.S. dollar denominated investments.

Healthcare policy changes, including the Patient Protection and Affordable Care Act, may have a material adverse effect on us.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. Moreover, as discussed in the paragraph below, the Affordable Care Act imposes significant new taxes on medical device makers such as us. The Affordable Care Act and other proposals could have a material adverse effect on our financial position and results of operations.

On March 23, 2010, the Affordable Care Act was signed into law by President Obama. On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”) was also signed into law by President Obama. Among other things, the Affordable Care Act and the Reconciliation Act (collectively, the “Acts”), when taken together, impose a 2.3% excise tax on the sale of certain medical devices. In addition, it is possible that standard setters or regulators may address certain unique aspects of the accounting for the Acts in the future. In light of the inherent uncertainty of how and when these Acts and other companion legislation, if any, will be implemented and applied, we are unable to fully predict the actual impact on our financial statements. Other elements of this legislation such as comparative effectiveness research, an independent payment advisory board, transparency requirements, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business.

We are subject to federal and state laws prohibiting “kickbacks” and false or fraudulent claims, which, if violated, could subject us to substantial penalties. Foreign jurisdictions in which we operate may have similar laws. Other laws such as the Foreign Corrupt Practices Act (the “FCPA”) and the U.K. Bribery Act prohibit improper payments to government officials to induce the purchase of products or similar actions. Any challenge to or investigation into our practices under these laws are costly to defend, might result in fines and penalties and could cause adverse publicity, thus causing harm to our business and operations. In addition, we can be held liable for our distributors’ failure to comply with these laws.

A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state and foreign laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Because we may provide some coding and billing information to purchasers of the HVAD System and our other products, and because we cannot assure that the government will regard any billing errors that may be made as inadvertent, these laws are potentially applicable to us. In addition, these laws are potentially applicable to us because we provide reimbursement to healthcare professionals for training on the use of the HVAD System and our other products. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be substantial.

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

There are a number of federal and state and foreign laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy rules under HIPAA or similar laws (to the extent applicable to us), we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition or results of operations. European privacy laws are generally more stringent than similar laws in the U.S. Since a significant amount of our revenue arises in Europe, we may be at risk should we fail to comply with local requirements even if we have complied with U.S. regulations.

We rely on specialized suppliers for certain components and materials, and we do not have second-source suppliers for all of our components.

We depend on a number of suppliers to successfully manufacture sufficient quantities of the components we use in our products, both our existing commercial products and our products in development. We rely on suppliers for various critical components including the center post, housing and impeller that are assembled into our primary product, the HVAD System, as well as finished products that comprise our peripheral and external equipment included in the HVAD System. Lead times for our components are significant and can be up to as long as sixteen weeks and many of our components are manufactured to very tight tolerances and specifications. We do not presently have supply agreements with the vast majority of our key suppliers but have extensive purchase orders in place with these vendors.

We have second-source suppliers for some, but not all, of our components. In particular, we do not have second-source suppliers for our controllers, battery chargers and monitors. Our reliance on third-party suppliers also subjects us to other risks that could harm our business, including:

•	we do not believe that we are a major customer of many of our suppliers, in terms of the volume of components and materials that we purchase, and these suppliers may therefore give other customers’ needs higher priority than ours or discontinue or modify components based on demand from other customers;

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	some of our components are extraordinarily complex and must be manufactured to extremely tight tolerances and specifications with the result that our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our products or cause our components not to be delivered on time or at all or to be delivered outside of our specifications;

•	the availability of second-source suppliers may be extremely limited or their implementation as a supplier may be lengthy due to the tight tolerances and specifications in which we typically operate;

•	switching components or changes to our components, specifications or designs may require product redesign and submission to the FDA or a PMA supplement, which can lead to production interruptions;

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver products to us in a timely manner; and

•	our suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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

Additionally, we may experience problems or delays in our own manufacturing and assembly processes, which may be harmful to our financial status or reputation and, therefore, make it more difficult or expensive for us to continue with or enter into relationships with specialized suppliers. Our business plan is predicated on maintaining strong relationships and favorable supply arrangements with a series of external parties to manufacture components of our HVAD System. If we are unsuccessful in this regard or are unable to secure or maintain agreements with these manufacturers on favorable terms or at all, then our ability to commercialize our technology and expand our operations will be dramatically impaired.

We use external consultants and engineers to help us develop new products and peripherals as well as components for our current products and peripherals. Many of these external projects anticipate innovation or technology development which does not currently exist and are funded on a time and materials basis. As a result, the ability of third party contractors to develop the necessary technology in accordance with established budgets and timelines is uncertain. Failure to timely execute a development program could result in the delay or abandonment of a new product or component or increase the cost of the activity. These outcomes could adversely impact our business, prospects and financial condition.

We may not be able to effectively protect our intellectual property rights which could have an adverse effect on our business, financial condition or results of operations.

Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our technology and products. Our patent portfolio consists of internally developed technology as well as patents and patent applications which we acquired in 2003 in connection with our purchase in bankruptcy of substantially all the assets of Kriton Medical, Inc. and which pertain to technology used in the HVAD System. In addition, from time to time, we also acquire or license technology from third parties. As a result, we may have less complete knowledge and records with respect to the development and ownership of the Kriton and third party technology, patents and intellectual property than we would otherwise have for technology, patents and intellectual property developed internally by us.

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

In September 2011, the Leahy-Smith America Invents Act, or the America Invents Act, was signed into law, and included a number of significant changes to United States patent law, in part, to more closely align patent law in the U.S. with similar laws around the world. The America Invents Act transitions patent priority from a “first-to-invent” system to a “first-to-file” system and modifies the way issued patents are challenged. Lack of precedential interpretation of the new provisions of the America Invents Act in specific cases by the U.S. Patent and Trademark Office and the courts increases the uncertainty surrounding the effect of these changes. Accordingly, the America Invents Act and its implementation could increase the unpredictability and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents and may alter the relative priority of our inventions requiring us to act more quickly to seek intellectual property protection, all of which could have a material adverse effect on our business and financial condition.

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

Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and puts our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

Claims that our current or future products infringe or misappropriate the proprietary rights of others could adversely affect our ability to sell those products and cause us to incur additional costs.

Substantial litigation over intellectual property rights exists in the medical device industry. We expect that we could be increasingly subject to third-party infringement claims as our revenue increases, the number of technology holders grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our current or future products or technologies may allegedly infringe. For example, we are aware of certain patents and patent applications owned by third parties that cover different aspects of mechanical circulatory support, methodologies for the pumping of blood and other fluids and the related devices and technologies. Any of these third parties might assert a claim of infringement against us.

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

In addition to patented technology, we rely on a combination of non-patented proprietary technology, trade secrets, processes and procedures, technical knowledge and know-how accumulated or acquired since inception. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, scientific advisors and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers of our employees.

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

As part of our strategy, we intend to develop and introduce a number of next generation products and make enhancements to our existing product. We also intend to develop new indications for our existing products. If we are slow in bringing new products to market or otherwise fail to successfully develop, manufacture, design clinical trials for, introduce or commercialize any of these new products, product improvements or new indications on a timely basis, or if they are not well accepted by the market, our future growth may suffer. For example, we are developing a next generation pump based on our MVAD System technology, designing a new and improved controller and initiating a clinical trial for a thoracotomy placement, among others. If we are not successful in these efforts, among others, our future business opportunities and growth potential will suffer.

Business development activities are inherently risky, and integrating our operations with businesses we may acquire may be difficult and, if unsuccessfully executed, may have a material adverse effect on our business.

We may, selectively, from time to time engage in business development activities, such as strategic acquisitions like our acquisition of CircuLite, Inc. on December 1, 2013, investments and alliances in order to complement or expand our current business or enter into a new product area. These transactions can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. While our evaluation of any potential acquisition or investment includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, we may be unsuccessful in ascertaining or evaluating all risks. These plans are also subject to the availability of appropriate opportunities and competition from other companies seeking similar opportunities. Moreover, the success of any strategic effort may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity, and to integrate it into our business.

Each acquisition involves the integration of a separate company that was previously operated independently and has different systems, processes, policies and cultures. The process of combining companies may be disruptive to our businesses and may cause an interruption of, or a loss of momentum in, both of the businesses as a result of the following difficulties, among others:

•	loss of key customers or employees;

•	difficulty in standardizing information and other systems;

•	difficulty in integrating operations, including consolidating facilities and infrastructure;

•	diversion of management’s attention from the day-to-day business of our Company as a result of the need to deal with the foregoing or other disruptions and difficulties;

•	loss of key customers or employees;

•	risks associated with acquiring intellectual property;

•	risks associated with entering markets in which we have no or limited prior experience;

•	dilutive issuances of equity securities, which may be sold at a discount to market price;

•	the use of significant amounts of cash;

•	the assumption of significant liabilities;

•	increased operating costs or reduced earnings;

•	failure to realize potential operating synergies;

•	financing obtained on unfavorable terms;

•	large, one-time expenses;

•	payment or performance milestones to or sharing of revenue or profits with third parties; and

•	the creation of certain intangible assets, including goodwill, the write-down of which in future periods may result in significant charges to earnings.

Any of these factors could materially harm our stock price, business, financial condition or results of operations. If we are unable to successfully integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected. Even if we are able to successfully complete the integration of the operations of other companies or businesses we may acquire in the future, we may not be able to realize all or any of the benefits that we expect to result from the integration, either in monetary terms or in a timely manner.

We may choose to license or acquire products or technologies, in addition to or instead of developing them ourselves. We cannot be certain that these efforts will be successful or that we will realize any revenue from them.

We license or acquire products and technologies under licensing, purchasing and other agreements. In addition to active internal and external research and development efforts, we may seek, from time to time, to license or acquire new products or technologies to supplement or replace products or technologies. License and acquisition of technology involves numerous risks, including:

•	the inability to successfully license or acquire the product or technology;

•	the incurrence of significant financial commitments to third parties;

•	the payment of performance milestones to or sharing of revenue or profits with third parties;

•	the risks associated with licensing or acquiring intellectual property, including the need to defend against charges of misappropriation or infringement of patent or other proprietary rights of third parties;

•	the risks associated with third parties terminating licenses arrangements if we do not perform as required under the agreements; and

•	the creation of certain intangible assets, including goodwill, the write-down of which in future periods may result in significant charges to earnings.

In addition, third parties may breach or terminate their license agreements with us or fail to conduct their activities in connection with our relationships in a timely manner. If we or our counterparties terminate or breach any of our licenses we may:

•	lose our right to develop and market certain intellectual property;

•	experience delays in the development or commercialization of our product;

•	litigate or arbitrate disputes, both of which are time-consuming and expensive and have uncertain outcomes;

•	incur liability for damages; and

•	be unable to obtain any other similar licenses on acceptable terms, if at all.

Any of these factors could materially harm our stock price, business, financial condition or results of operations.

If we cannot successfully manage the additional business and regulatory risks that result from our expansion into multiple foreign markets, we may experience an adverse impact to our business, financial condition or results of operations.

We have aggressively expanded, and expect to continue to expand, into additional foreign markets. This expansion will subject us to new business and regulatory risks, including, but not limited to:

•	failure to fulfill foreign regulatory requirements on a timely basis or at all to market the HVAD System or other future products;

•	availability of, and changes in, reimbursement within prevailing foreign health care payment systems;

•	adapting to the differing laws and regulations, business and clinical practices, and patient preferences in foreign countries;

•	difficulties in managing foreign relationships and operations, including any relationships that we may establish with foreign partners, distributors or sales or marketing agents;

•	compliance with the FCPA and the United Kingdom’s Bribery Act;

•	differing levels of protection for intellectual property rights in some countries;

•	difficulty in collecting accounts receivable and longer collection periods;

•	costs of enforcing contractual obligations in foreign jurisdictions;

•	recessions in economies outside of the United States;

•	political instability and unexpected changes in diplomatic and trade relationships;

•	currency exchange rate fluctuations; and

•	potentially adverse tax consequences, including our ability to interpret local tax rules and implement appropriate tax treatment/collection.

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

The competition for qualified personnel is particularly intense in our industry. In addition, we have added or made changes to executive personnel during 2013 and may continue to do so as our needs evolve. If we are unable to retain or hire executive and other key personnel, we may not be able to sustain or grow our business.

Our ability to operate successfully and manage our potential future growth depends significantly upon our ability to attract, retain and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial, legal and financial personnel. We have hired and expect to continue to hire a substantial number of employees in these areas and others in order to support U.S. commercialization and the expected growth in our global business. During 2013, we filled key open positions, including Vice President, Research &

Development. However, we face intense competition for qualified personnel, and we may not be able to attract, retain and motivate these individuals. We compete for talent with numerous companies, as well as universities and non-profit research organizations. Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, management of our operations and maintenance of a cohesive and stable environment. Although we have employment and incentive compensation agreements with all of our executive officers and incentive and compensation plans for our other personnel providing them with various economic incentives to remain employed with us, these incentives may not be sufficient to retain them. We do not maintain key man life insurance on the lives of any of the members of our senior management. The loss of key personnel for any reason or our inability to hire, retain and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business.

Product liability claims could damage our reputation or adversely affect our business.

The design, manufacture and marketing of human medical devices, particularly implantable life-sustaining medical devices, carries an inherent risk of product liability claims and other damage claims. Product liability and similar claims may be expensive to defend and may result in large judgments against us. A product liability or other damages claim, product recall or product misuse, regardless of the ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages and could seriously harm our business. We maintain clinical trial insurance and limited product liability insurance. We cannot be certain that insurance will be sufficient to cover all claims that may be made against us. Our insurance policies generally must be renewed on an annual basis. We may not be able to maintain or increase insurance on acceptable terms or at reasonable costs. A successful claim brought against us in excess, or outside of our insurance coverage could seriously harm our financial condition or results of operations. Generally, our clinical trials will be conducted in (and our commercial sales will be made to sites in respect of) patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and, during the course of treatment, these patients could suffer adverse medical effects or die for reasons that may or may not be related to our medical devices. Any of these events could result in a claim of liability. Claims against us, regardless of their merit, could result in significant awards against us that could materially adversely harm our business, financial condition, results of operations or prospects. A product liability or other damages claim, product recall or product misuse involving any type of VAD, but especially involving one of ours, could also materially and adversely damage our reputation and the perception of VADs generally and affect our ability to attract and retain customers, irrespective of whether or not the claim or recall was meritorious.

Investors could lose confidence in our financial reports, and the value of our shares may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by our independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.

Management’s assessment of our internal controls over financial reporting is discussed in Item 9A of this Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, and internal control over financial reporting as of December 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, and internal control over financial reporting are effective as of December 31, 2013. Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2013.

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

Shares of our common stock were listed for trading on The NASDAQ Stock Market LLC on February 24, 2009. Trading commenced the following day. Prior to that time, there had been no public market for our common stock in the United States. The closing price of our shares of common stock traded on The NASDAQ Stock Market LLC has ranged from U.S. $69.99 to U.S. $99.19 in the period from January 1, 2013 to December 31, 2013. The price of our common stock could fluctuate significantly for many reasons, including the following:

•	future announcements or new information concerning us or our competitors, reimbursement, or the potential market for our products;

•	regulatory developments (such as the status of FDA approval of our device for the bridge-to-transplant indication), enforcement actions bearing on advertising, manufacturing, marketing or sales, and disclosure regarding completed, ongoing or future clinical trials;

•	quarterly variations in operating results and our liquidity, which we have experienced in the past and expect to experience in the future;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	technology acquisitions or divestitures;

•	changes in third party reimbursement practices;

•	fluctuations of investor interest in the medical device sector; and

•	fluctuations in the economy, world political events, foreign currency movements or general market conditions.

In addition, stock markets in general and the market for shares of healthcare stocks in particular, have experienced extreme price and volume fluctuations in recent years, fluctuations that frequently have been unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our shares. The market price of our shares could decline below its current price and the market price of our shares may fluctuate significantly in the future. These fluctuations may be unrelated to our performance.

Since 2005, interests in HeartWare were traded on the Australian Securities Exchange (the “ASX”) in the form of CHESS Depositary Interests, or CDIs, each representing one thirty-fifth of a share of our common stock. On September 17, 2013, HeartWare was officially delisted from the ASX meaning that interests in HeartWare are no longer publicly traded on the ASX. The absence of a listing on the ASX may reduce the ability of Australian residents to own shares of our common stock, which may impact our ability to raise capital in Australia.

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

For U.S. federal income tax purposes, we have incurred net losses since our inception. If we undergo an “ownership change” for U.S. federal income tax purposes, our ability to utilize net operating loss carry-forwards from prior years to reduce taxable income in future tax years might be limited by operation of the Internal Revenue Code, either by limiting the amount of net operating losses that can be utilized to offset taxable income in a given year, or in total over the entire carry-forward period. Certain changes in the ownership of our common stock may result in an ownership change sufficient to limit the availability of our net operating losses.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are relocating our corporate headquarters to 500 Old Connecticut Path, Framingham, Massachusetts in the first quarter of 2014. In addition to our corporate headquarters, our principal facilities include our manufacturing and operations facility in Miami Lakes, Florida, our distribution and customer service facility in Hannover, Germany, and our development and operations facility in Aachen, Germany.

Our new office in Framingham, Massachusetts will consist of approximately 58,000 square feet and will be primarily used for office space and ancillary laboratory purposes, including development testing. The initial lease term is seven years with an option to renew for a period of fifty-seven months, but in no event beyond September 30, 2025. Our previous corporate headquarters in Framingham, Massachusetts consisted of approximately 21,300 square feet, in the aggregate. Beginning in the second quarter of 2014, we will no longer occupy those premises, which are covered under various operating leases through June 30, 2015.

On December 9, 2010, we entered into a lease for a facility in Miami Lakes, Florida as part of our planned expansion to support our efforts to prepare for U.S. commercialization. The facility is used primarily for manufacturing, research and development and administrative functions. Under the lease, which was amended in November 2012 to add a small amount of additional space, we rent approximately 132,000 square feet for a period ending February 28, 2022, with an option to renew for two five-year terms.

Our facility in Hannover, Germany is approximately 3,900 square feet. The lease commenced on October 11, 2010 with an initial term of two years and has been extended for one additional three-year term.

Through our acquisition of CircuLite in December 2013, we assumed a lease for a facility in Teaneck, New Jersey used primarily for research and development and administrative functions. The lease, which covers approximately 22,000 square feet, was entered into in December 2012 and expires in October 2020. We also assumed a collection of leases that CircuLite entered into between September 2007 and February 2013 for office space, research and development functions and manufacturing purposes in two adjacent properties in Aachen, Germany. The primary Aachen, Germany lease expires in October 2014 and is cancellable upon 60 days’ notice.

We believe that the facilities noted above are suitable and adequate for our current needs.

Item 3. Legal Proceedings

The Company is not a party to any material pending legal proceedings at the date of filing of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 24, 2009 we listed on the NASDAQ Stock Market with trading commencing on February 25, 2009 under the symbol “HTWR”. Our shares of common stock also traded in the form of CHESS Depositary Interests (“CDIs”), each CDI representing one thirty-fifth of a share of our common stock, on the Australian Securities Exchange (“ASX”) under the symbol “HIN” since November 13, 2008. At our request, our CDIs were suspended from quotation on September 10, 2013 and on September 17, 2013 our CDIs were removed from the official list of ASX.

The following table sets forth, for the periods indicated, the high and low closing prices for our common stock on NASDAQ.

Period	High	Low
Fiscal Year 2013:
First Quarter	$94.22	$85.42
Second Quarter	99.19	82.89
Third Quarter	97.14	73.19
Fourth Quarter	96.67	69.99
Fiscal Year 2012:
First Quarter	$75.83	$65.69
Second Quarter	89.35	61.48
Third Quarter	95.02	84.11
Fourth Quarter	96.59	75.77

As of February 14, 2014, we had 16,952,995 shares of common stock issued and outstanding and there were 22 holders of record of our common stock. In addition, as of that date, there were approximately 300 registered owners of our CDIs.

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

Stock Price Performance Graph

The graph also presents the cumulative total stockholder return on an investment in our common stock, the NASDAQ Composite Index (U.S. companies only) and the Morningstar Medical Devices Index for the period from February 25, 2009 to December 31, 2013. The graph assumes the value of an investment in our common stock was $100 on February 25, 2009, the date our common stock commenced trading on the NASDAQ Stock Market, and the reinvestment of all dividends, if any.

Company/Market/Peer Group	2/25/2009	12/31/2009	12/31/2010	12/31/2011	12/31/12	12/31/13
HeartWare International, Inc. (NASDAQ:HTWR)	$100.00	$118.23	$291.90	$230.00	$279.83	$313.00
NASDAQ Composite-Total Returns	$100.00	$160.47	$189.57	$188.07	$221.44	$310.40
Morningstar Medical Devices	$100.00	$123.25	$123.91	$123.27	$139.80	$191.61

Equity Compensation Plans

The following table sets forth information regarding the Company’s Equity Compensation Plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b) (1)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
HeartWare International, Inc. Employee Stock Option Plan	75,635	$27.90	(2)	—	(3)
HeartWare International, Inc. 2008 Stock Incentive Plan (4)	252,247	$11.23		—	(3)
HeartWare International, Inc. 2012 Incentive Award Plan (5)	277,442	$2.40		1,049,000	(6)

Equity compensation plans not approved by security holders:
Non-Plan options	2,857	$23.29	(2)	N/A

(1)	The weighted average exercise price of all outstanding options is $42.82 and the weighted average remaining term of all outstanding options is 4.77 years.
(2)	The exercise price has been converted to U.S. dollars using the spot rate at December 31, 2013.
(3)	Upon stockholder approval of the 2012 Incentive Award Plan in May 2012, no additional grants may be made under these Plans.
(4)	Outstanding awards under the 2008 Stock Incentive Plan include 205,174 restricted stock units with exercise prices of $0 and 47,073 options with exercise prices equal to the fair value of our common stock on the date of grant. The weighted average exercise price of the outstanding options was $60.20 at December 31, 2013.
(5)	Outstanding awards under the 2012 Incentive Award Plan consist of 270,442 restricted stock units with exercise prices of $0 and 7,000 options with exercise prices equal to the fair value of our common stock on the date of grant. The weighted average exercise price of the outstanding options was $95.05 at December 31, 2013.
(6)	Under the terms of the 2012 Incentive Award Plan, the total number of shares of our common stock initially reserved for issuance is 1,375,000, provided that the total number of shares of our common stock that may be issued pursuant to awards other than options, SARs or other awards for which the holder pays the intrinsic value existing as of the date of grant whether directly or by forgoing a right to receive a payment from the Company, is 1,275,000.

Item 6. Selected Financial Data

The following selected consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2010 and 2009 and balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Revenue, net	$207,929	$110,922	$82,764	$55,164	$24,172
Cost of revenue	76,468	51,023	32,932	24,441	13,211
Selling, general and administrative expenses	76,524	53,945	42,314	26,642	16,444
Research and development expenses	102,483	83,548	50,149	33,108	15,067
Other (expense) income, net (a)	(11,298)	(10,124)	(12,424)	(370)	(359)
Provision for income taxes	467	—	—	—	—
Net loss	(59,311)	(87,718)	(55,055)	(29,397)	(20,909)
Basic and diluted net loss per share	(3.69)	(6.15)	(3.94)	(2.17)	(2.15)

	As of December 31,
(In thousands)	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$200,476	$102,808	$163,182	$213,478	$50,835
Total assets	429,827	206,499	240,732	267,577	77,953
Convertible senior notes, net of discounts (b)	107,125	100,315	94,277	88,922	—
Total stockholders’ equity	198,607	68,211	126,784	167,764	70,983

(a)	In the years ended December 31, 2013, 2012 and 2011, other expense includes approximately $12.2 million, $11.4 million and $10.7 million, respectively, of interest expense associated with our 3.5% convertible senior notes due December 15, 2017.
(b)	At December 31, 2013, 2012, 2011 and 2010, the aggregate principal amount of our 3.5% convertible senior notes due December 15, 2017 was $143.75 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, judgments and assumptions. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Certain abbreviated key terms have the meanings defined elsewhere in this Annual Report on Form 10-K.

Overview

HeartWare is a medical device company that develops and manufactures miniaturized implantable heart pumps, or ventricular assist devices, to treat patients suffering from advanced heart failure.

The HeartWare Ventricular Assist System (the “HVAD System”), which includes a ventricular assist device (“VAD”), or blood pump, patient accessories and surgical tools, is designed to provide circulatory support for patients in the advanced stage of heart failure. The core of the HVAD System is a proprietary continuous flow blood pump, the HVAD Pump, which is a full-output device capable of pumping up to 10 liters of blood per minute. The HVAD System is designed to be implanted adjacent to the heart, avoiding abdominal surgery, which is generally required to implant similar devices.

In November 2012, we received approval from the United States Food and Drug Administration (“FDA”) for the HVAD System as a bridge to heart transplantation in patients with end-stage heart failure. The HVAD System has been available in the European Union since receiving CE marking in 2009. In May 2012, we received an expanded European label for long-term use of the HVAD System in all patients at risk of death from refractory, end-stage heart failure. The HVAD System has been implanted in patients at over 230 health care sites in 37 countries.

On August 27, 2013, the FDA approved an IDE Supplement allowing HeartWare to commence enrollment in an additional patient cohort for the ENDURANCE clinical trial. In this supplemental cohort, HeartWare intends to enroll up to 286 patients receiving the HVAD System, as well as up to an additional 143 control patients using a randomization scheme consistent with the ENDURANCE protocol. Patients will be followed for 12 months after implant. HeartWare intends to incorporate the data from both this supplemental cohort and ENDURANCE into an anticipated PMA Application seeking approval of the HVAD System for the Destination Therapy indication.

MVAD System

Beyond the HVAD System, we are also developing our next generation miniaturized device, known as the MVAD System. The MVAD System is based on the same technology platform as the HVAD System but adopts an axial flow, rather than a centrifugal flow, configuration and is being developed in multiple designs. The MVAD Pump is less than one-half the size of the HVAD Pump and can provide partial or full support. The MVAD platform is designed to allow for a variety of configurations and surgical placements with the goal towards further reduction of surgical invasiveness while producing superior clinical results.

CircuLite

On December 1, 2013, the Company acquired CircuLite, Inc. CircuLite is the developer of the SYNERGY Circulatory Support System, a partial support system designed to treat less sick, ambulatory, chronic heart failure patients who are not yet inotrope-dependent. The SYNERGY Surgical System, which received CE Marking in the European Union in 2012, is designed for long-term support and is intended to reduce the heart’s workload while improving blood flow to vital organs. The system is currently undergoing an upgrade to resolve issues that arose after its commercial release and is not presently available for sale at the direction of regulatory authorities. Sales are expected to resume in a controlled fashion following regulatory approval to re-launch the system in Europe and will focus on building experience at a small number of centers of excellence, refining training techniques and implementing additional system upgrades in advance of a full rollout. The next generation endovascular system, which will be implanted collaboratively by cardiologists and surgeons in a hybrid catheterization (“cath”) lab setting, offers an interventional approach to circulatory support. While our HVAD® and MVAD® Systems offer minimally invasive treatment to end-stage heart failure patients, the SYNERGY® platform offers even less invasive and ultimately interventional options to earlier-stage heart failure patients.

Operations

We began generating commercial revenue from sales of the HVAD System in January 2009 and have incurred net losses in each year since our inception. We expect our losses to continue as we expand our pipeline through continued research and development into next generation products, continue our clinical trials, enhance our infrastructure and expand commercial markets both inside and outside of the United States.

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

Our corporate headquarters are located in Framingham, Massachusetts. Our principal facilities include our manufacturing and operations facility in Miami Lakes, Florida, our distribution and customer service facility in Hannover, Germany, and our development and operations facility in Aachen, Germany.

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

Our most critical accounting policies and estimates include: revenue recognition, inventory capitalization and valuation, accounting for share-based compensation, measurement of fair value, valuation of tax assets and liabilities, long-lived assets, intangible assets and goodwill, and contingent consideration. We also have other key accounting policies that are less subjective and, therefore, their application is less subject to variations that would have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

Revenue recognition

We recognize revenue from product sales in accordance with FASB ASC 605 – Revenue Recognition. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured and there are no further obligations to customers. Sales from products are not subject to rights of return and, historically, actual sales returns have not been significant. We sell products through our direct sales force and through distributors. Sales through distributors are recognized as revenue upon sale to the distributor as these sales are considered to be final and no right of return or price protection exists. Sales to customers, when not made on consignment, are recognized upon shipment. A significant portion of our sales, including sales made through clinical trials in the U.S., are made on a consignment basis. Revenue from products sold on a consignment basis is recognized on the date the consigned product is implanted or otherwise consumed. In limited circumstances, we rent peripheral equipment to patients. We recognize revenue from this arrangement when a contract is entered into with the patient’s insurer over the term the equipment is rented.

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

We value restricted stock units, or RSUs, at their intrinsic value on the date of grant. We estimate the fair value of our stock options using a Black-Scholes option pricing model. When appropriate, we estimate the expected life of a stock option by averaging the contractual term of the stock option (up to 10 years) with the associated vesting term (typically 4 years). We estimate the volatility of our shares on the date of grant considering several factors, including the historical volatility of our publicly-traded shares. We estimate the risk-free interest rate based on rates in effect for United States government bonds with terms similar to the expected lives of the stock options, at the time of grant.

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

Fair Value Measurements

FASB ASC 820—Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us as of the respective reporting dates. Accordingly, the estimates presented in our financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The three levels of the fair value hierarchy are as follows:

Level 1— Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3—Instruments with primarily unobservable value drivers.

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

Income Taxes

We account for income taxes in accordance with the liability method presented by FASB ASC 740—Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FASB ASC 740. Through December 31, 2013, we have historically concluded that a full valuation allowance is required to offset our net deferred tax assets. We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve.

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

Certain patient accessories sold with the HVAD System are covered by a limited warranty ranging from one to two years. Estimated contractual warranty obligations are recorded as an expense when the related revenue is recognized and are included in cost of revenue on our consolidated statements of operations. Factors that affect estimated warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and vendor supported warranty programs. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Long-Lived Assets, Intangible Assets and Goodwill

We evaluate the carrying value of our long-lived assets, including purchased intangible assets, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, impairment losses are recorded for the excess of the carrying value over the fair value of the long-lived assets based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected undiscounted cash flows.

We also evaluate the carrying value of intangible assets (not subject to amortization) related to in-process research and development (IPR&D) assets which are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. Accordingly, amortization of the IPR&D assets does not occur until the product reaches commercialization. During the period the assets are considered indefinite-lived, they are tested for impairment on an annual basis, as well as between annual tests if we become aware of any events occurring or changes in circumstances that indicate that the fair values of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs when regulatory approval to market the product is obtained, the associated IPR&D assets are deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If the related project is terminated or abandoned, we may have a full or partial impairment related to the IPR&D assets, calculated as the excess of their carrying value over fair value.

We test goodwill for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves comparing the aggregate fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit as a whole. Goodwill is considered impaired, and an impairment charge is recorded, if the excess of the fair value of the reporting unit over the fair value of the net assets is less than the carrying value of goodwill.

During the fourth quarter of 2013, we recorded an impairment charge totaling $3.7 million to write-off goodwill and in-process research and development that was recorded in 2012 in connection with our acquisition of World Heart. Subsequent to an evaluation of the ongoing research and development efforts surrounding the technology, we determined we would discontinue further development efforts needed to commercialize the MiFlow technology.

Contingent Consideration

In connection with the acquisition of CircuLite, we agreed to pay $30 million consisting of approximately $18 million in shares of HeartWare common stock, par value $0.001 per share (the “Common Stock”), equal to approximately 230,000 shares of Common Stock (the “Closing Payment”), and approximately $12 million in cash to repay outstanding CircuLite indebtedness and pay certain transaction liabilities and expenses. We funded the cash payment at closing with our existing cash balances. In accordance with the terms of the Merger Agreement, a volume weighted average of the per share prices of Common Stock during the 60 consecutive trading days ending on (and including) November 27, 2013 was used to determine the number of shares of Common Stock issued in connection with the closing. For accounting purposes, these shares were valued as of closing at approximately $22 million based upon the closing price of our Common Stock on the trading day prior to closing. In addition to the Closing Payment, CircuLite securityholders may be entitled to receive additional shares of Common Stock (or cash, in certain cases, at our discretion) upon the achievement of specified performance milestones (the “Contingent Payments”). The estimated acquisition-date fair value of the Contingent Payments was approximately $67.0 million.

Contingent Payments are recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the various milestones. The material factors that may impact the fair value of the Contingent Payments, and therefore this liability, are the probabilities of achieving the related milestones and the discount rate. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value, respectively, and commensurate changes to this liability. The fair value of the Contingent Payments, and the associated liability relating to the Contingent Payments at each reporting date, will be updated with the changes in fair value reflected in earnings.

Results of Operations

The results of operations for CircuLite are included in our consolidated statements of operations for the period from the December 1, 2013 date of acquisition to December 31, 2013.

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

Fiscal Years 2013 and 2012

Revenue, net

In November 2012, we received approval from the FDA for the HVAD System as a bridge to heart transplantation in patients with end-stage heart failure. This approval resulted in substantially increased sales in the United States compared to 2012 sales. 2013 sales reflected commercial activities both in the United States and internationally, while 2012 sales were derived from a mix of clinical trial activities in the United States and ongoing commercial sales of our HVAD system internationally. In 2013, domestic revenue comprised approximately 51% of our net revenue compared to approximately 25% in 2012.

Net revenue for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012	Change
	(in thousands)
Revenue, net	$207,929	$110,922	87%

In 2013, our U.S. revenue increased approximately $77.7 million, or 281%, to $105.3 million compared to U.S. revenue of approximately $27.6 million in 2012. A total of 978 HVAD pumps were sold in the U.S. in 2013 compared to 292 pumps sold in 2012. International revenue increased in 2013 by approximately $19.3 million, or 23%, to $102.6 million compared to international revenue of approximately $83.3 million in 2012. A total of 1,101 HVAD pumps were sold internationally in 2013 compared to 925 pumps sold internationally in 2012.

Changes in foreign currency exchange rates favorably impacted net revenue by approximately $2.0 million, or 1.8%, in 2013 compared to 2012. In 2013, approximately 45% of our net revenue was denominated in foreign currencies including principally the Euro and British pound. Movements in foreign currency exchange rates have had an effect on our reported revenue amounts in the past and could have a significant favorable or unfavorable impact on our reported revenue amounts in the future.

We expect to continue to generate and grow commercial revenue from product sales as we further expand our sales and marketing efforts on a global basis, including commercial sales in the U.S. following FDA approval of the HVAD System for bridge-to-transplant. Future product sales are dependent on many factors, including perception of product performance and market acceptance among physicians, patients, health care payers and the medical community as well as our capacity to meet customer demand by manufacturing sufficient quantities of our products.

Cost of Revenue

Cost of revenue includes costs associated with manufacturing and distributing our products and consists of direct materials, labor and overhead expenses allocated to the manufacturing process, provisions for excess or obsolete inventory, and shipping costs. Cost of revenue totaled approximately $76.5 million and $51.0 million in 2013 and 2012, respectively.

Gross profit and gross margin percentage for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(in thousands)
Gross profit	$131,461	$59,899

Gross margin %	63%	54%

The increase in gross margin percentage for 2013 compared to 2012 was primarily a result of production efficiencies resulting from fixed overhead costs spread over a greater number of units produced and sold, and to a lesser extent an increase in the average per unit selling price in 2013 attributable to the introduction of commercial product in the United States during the fourth quarter of 2012. Compared to 2012 higher unit sales prices contributed 2.2% of the gross margin increase, with the balance of the increase related to the described production efficiencies.

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

	2013	2012	Change
	(in thousands)
Total selling, general and administrative expenses	$76,524	$53,945	42%

% of operating expenses	43%	39%

During 2013, we continued to experience significant growth as we expanded our sales and distribution capabilities, especially in the U.S. in connection with the commercial launch of the HVAD System subsequent to receiving FDA approval in November 2012. We also experienced increased administrative costs as we expanded our administrative capabilities to support overall corporate growth.

The increase of $22.6 million resulted primarily from commercial expansion and included $8.0 million of salaries and related costs associated with headcount growth, $5.0 million of increased travel, conferences, tradeshows and other marketing expenditures, $3.5 million of professional fees and $2.0 million of non-cash share-based compensation expense. In addition, we incurred excise taxes of $2.4 million as a result of the Reconciliation Act (discussed below) and $0.6 million in severance costs in connection with the acquisition of CircuLite.

In 2010, the Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law. Among other things, these Acts, when taken together, impose a 2.3% excise tax on the U.S. sales of certain medical devices, including our devices, which became effective January 1, 2013. We have included this tax expense in selling, general and administrative expenses on our consolidated statements of operations. We have not invoiced our customers for this tax as a separate charge, and the tax is not included as an element of revenue. The statutory rate of the medical device excise tax is 2.3% of revenue on initial sales of finished medical products sold in the United States.

We expect our selling, general and administrative expenses to continue to increase in 2014 compared to 2013 as we continue to expand our sales and distribution capabilities in an effort to increase market penetration on a global basis as well as enhance our administrative capabilities to support our overall corporate growth.

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

Research and development expenses for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012	Change
	(in thousands)
Total research and development expenses	$102,483	$83,548	23%

% of operating expenses	57%	61%

The $18.9 million increase was primarily due to a $9.8 million increase in development project costs, including consumables, outside engineering, consultants and contractors. We also experienced a $7.0 million increase in salaries and related costs associated with headcount growth, and an increase in non-cash share-based compensation of $1.7 million. These increases were partially offset by a decrease in costs related to clinical trials of $5.4 million.

During the fourth quarter of 2013, we recorded an impairment charge totaling $3.7 million to write-off goodwill and in-process research and development that was recorded in 2012 in connection with our acquisition of World Heart. Subsequent to an evaluation of the ongoing research and development efforts surrounding the technology, we determined we would discontinue further development efforts needed to commercialize the MiFlow technology, other than with respect to certain know-how which has been incorporated into our development of the MVAD System.

We expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future as we continue to incur substantial development costs related to our next generation products, including the PAL controller, the MVAD System and certain early research initiatives, new clinical trial expenses related to clinical trials for the HVAD System in new markets and expanded indications and for the MVAD System both in Europe and the United States, as well as ongoing clinical trial expenses associated with bridge-to-transplant post-approval study requirements and ongoing patient follow-up related to the ENDURANCE clinical trial. In addition, we anticipate ongoing research and development expenditures with respect to the SYNERGY Surgical System, which received CE Marking in the European Union in 2012. The system is currently undergoing an upgrade to resolve issues that arose after its commercial release and is not presently available for sale at the direction of regulatory authorities. Our efforts will include refining training techniques and implementing additional system upgrades in advance of a full rollout. The next generation endovascular system, which will be implanted collaboratively by cardiologists and surgeons in a hybrid catheterization (“cath”) lab setting, offers an interventional approach to circulatory support.

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

In 2013, our net foreign exchange losses totaled approximately $0.1 million compared to net gains of approximately $1.2 million in 2012. In 2013 and 2012, the majority of our realized and unrealized foreign exchange gains and losses resulted from the settlement of certain balance sheet accounts, primarily accounts receivable that were denominated in foreign currencies, and the remeasurement to U.S. dollars at period end of certain balance sheet accounts, denominated in foreign currencies, primarily the Euro. We expect to continue to realize foreign exchange gains and losses for the foreseeable future as a significant portion of our sales is denominated in foreign currencies. We do not currently utilize foreign currency contracts to manage foreign exchange risks.

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

Interest expense was approximately $12.2 million and $11.4 million in 2013 and 2012, respectively. Interest incurred on the principal amount of the convertible senior notes at the 3.5% coupon rate was approximately $5.0 million in 2013 and 2012. Non-cash amortization of the discount and deferred financing costs totaled approximately $7.2 million and $6.4 million in 2013 and 2012, respectively.

Investment Income, net

Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $0.4 million and $0.2 million in 2013 and 2012, respectively. Due to our public offering of our common stock completed in March 2013, which resulted in net proceeds of approximately $141.0 million, we maintained higher average balances during 2013 compared to 2012. However, we continue to experience low interest rates on our deposits and available-for-sale investments.

Income Taxes

We are subject to taxation in the United States and jurisdictions outside of the United States. These jurisdictions have different marginal tax rates. Foreign earnings are considered to be permanently reinvested in operations outside the U.S. and therefore we have not provided for U.S. income taxes on these unrepatriated foreign earnings. We have incurred significant U.S. losses since inception, however, changes in issued capital and share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and therefore a 100% valuation allowance has been recorded against our net deferred tax assets. As of December 31, 2013, we did not have earnings which would be sufficient to allow any portion of our deferred tax assets to be recorded. We intend to monitor closely whether to record a deferred tax asset as we expand the commercialization of our products.

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

Cost of Revenue

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

During 2012, we continued to experience significant growth as we expanded sales and distribution capabilities internationally and in the U.S. later in 2012 in anticipation of commercially launching the HVAD System after receiving FDA approval. We also experienced increased administrative costs as we expanded our administrative capabilities to support overall corporate growth.

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

Research and development expenses for the years ended December 31, 2012 and 2011 were as follows:

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

Foreign Exchange

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

Liquidity and Capital Resources

As of December 31, 2013, our cash and cash equivalents were approximately $162.9 million as compared to $85.9 million at December 31, 2012. In addition, our short term investments as of December 31, 2013 were approximately $37.6 million as compared to $16.9 million as of December 31, 2012.

Following is a summary of our cash flow activities for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Net cash used in operating activities	$(22,223)	$(59,862)	$(39,392)
Net cash (used in) provided by investing activities	(46,321)	72,825	(82,459)
Net cash provided by financing activities	145,649	2,509	1,055
Effect of exchange rate changes on cash and cash equivalents	(146)	(808)	(95)

Net increase (decrease) in cash and cash equivalents	$76,959	$14,664	$(120,891)

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2013 included a net loss of approximately $59.3 million and non-cash adjustments to net loss totaling approximately $40.9 million, which primarily consisted of $21.9 million of share-based compensation, $6.8 million for the amortization of the discount on our convertible senior notes, $6.5 million of depreciation and amortization on long-lived assets, and $3.7 million related to impairment of goodwill and intangible assets. Also included in cash used in operating activities in 2013 are approximately $4.9 million in increased prepaid expenses, $4.3 million for the purchase and manufacture of inventories and $2.4 million in increased trade accounts receivables. These amounts were partially offset by an increase in other accrued liabilities of $4.0 million and an increase in trade accounts payable of $3.6 million.

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

Cash (Used in) Provided by Investing Activities

In 2013, net cash used by investing activities included $22.6 million for the purchase (net of maturities) of available-for sale securities, $20.0 million used for our acquisition of CircuLite and other strategic investments, $3.4 million used to acquire property, plant and equipment and $0.7 million received upon the sale of certain property, plant and equipment in connection with the closure of our Australian facility. Other investing activities in 2013 used cash of approximately $1.1 million.

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

In 2013, 2012 and 2011, we received approximately $4.9 million, $2.7 million and $1.1 million, respectively, from the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We have incurred operating losses to date and anticipate that we will continue to consume cash and incur substantial net losses as we expand our sales and marketing capabilities, develop new products and seek regulatory approvals for expanded indications of the HVAD System in the U.S. In 2014, cash on hand is expected to primarily be used to fund our ongoing operations, including:

•	expanding our sales and marketing capabilities on a global basis;

•	growing market penetration particularly in U.S.;

•	continued product development, including development of the MVAD Pump and PAL controller, and clinical trials related to expanded indications of the HVAD System;

•	pre-clinical cost relating to prospective first human implants of the MVAD Pump;

•	development and relaunch efforts with respect to the SYNERGY Surgical System including refining training techniques and implementing additional system upgrades in advance of a full rollout;

•	development of the next generation endovascular system with respect to the SYNERGY platform;

•	regulatory and other compliance functions;

•	expand work in process and finished goods inventory to support ongoing operations;

•	planned investments in infrastructure to support our growth; and

•	general working capital.

Our convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. To date, all interest payments have been paid on a timely basis. Based on the outstanding principal amount of our convertible senior notes at December 31, 2013, the semi-annual interest payments due on June 15 and December 15, 2014 will be approximately $2.5 million each. These amounts are expected to be paid from cash on hand.

We believe cash on hand and investment balances as of December 31, 2013 are sufficient to support our planned operations for at least the next twelve months. At December 31, 2013, approximately $3.6 million of our cash on hand was held in foreign locations, including Australia, Germany and the United Kingdom. To date, the Company has not had unremitted foreign earnings and has not incurred U.S. federal and state income taxes related to repatriated earnings. As our operations in our foreign subsidiaries grow, we may generate foreign earnings and repatriation of those earnings to the U.S. could result in us incurring federal and state income taxes.

Because of the numerous risks and uncertainties associated with the development of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to maintain regulatory approvals, fund commercial expansion, and develop and obtain regulatory approvals for new products. Our future capital requirements will depend on many factors, including but not limited to the following:

•	commercial acceptance of our products;

•	reimbursement of our products by governmental agencies and third party payers;

•	costs to manufacture our products;

•	expenses required to operate multiple clinical trials;

•	further product research and development for next generation products and expanding indications for our products as well as efforts to sustain and implement incremental improvements to existing products;

•	expanding our sales and marketing capabilities on a global basis;

•	broadening our infrastructure in order to meet the needs of our growing operations, including regulatory compliance;

•	expenses related to funding and integrating strategic investments, acquisitions and collaborative arrangements;

•	payment of the 2.3% excise tax on gross revenue from the sale of our medical devices in the U.S. imposed by the Patient Protection and Affordable Care Act;

•	payment of our convertible notes on maturity if not converted or repurchased; and

•	complying with the requirements related to being a public company in the U.S.

Contractual Obligations

At December 31, 2013, our contractual financial obligations and commitments by due dates were as follows:

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Convertible senior notes	$163,875	$5,031	$10,063	$148,781	$—
Operating lease obligations	25,403	2,386	6,686	7,043	9,288
Purchase obligations	40,499	39,279	592	628	—
Other	1,868	363	213	203	1,089

Total	$231,645	$47,059	$17,554	$156,655	$10,377

From time to time we invest in certain development stage entities in connection with research activities. The above table does not reflect certain contingent milestone payments in connection with these arrangements as the amounts are indeterminate at this time.

On December 1, 2013, we acquired CircuLite, Inc. using a combination of cash and stock. In addition to initial consideration paid at closing, the former CircuLite securityholders may be entitled to receive additional shares of HeartWare common stock (or cash, in certain cases, at our discretion) upon the achievement of six specified performance milestones. The above table does not reflect these milestone payments, which may be payable over the next 10 years as the timing and amount of certain milestone payments are indeterminate at this time. The maximum amount of the aggregate milestone payments could be $320 million. As of December 31, 2013, the fair value of the contingent payments was $67.0 million.

As of December 31, 2013, our potential liability for uncertain tax positions was approximately $3.6 million, including interest. Due to the degree of uncertainty regarding these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be realized.

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

Item 8. Financial Statements and Supplementary Data

HEARTWARE INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

HeartWare International, Inc.

We have audited the accompanying consolidated balance sheets of HeartWare International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of CircuLite, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting sixteen and zero percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. As indicated in Management’s Report, CircuLite, Inc. was acquired during 2013. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of CircuLite, Inc.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HeartWare International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida

March 2, 2014

HEARTWARE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$162,880	$85,921
Short-term investments	37,596	16,887
Accounts receivable, net	28,052	25,225
Inventories	40,876	38,443
Prepaid expenses and other current assets	11,205	5,925

Total current assets	280,609	172,401
Property, plant and equipment, net	18,562	19,380
Goodwill	61,596	1,190
In-process research and development	35,500	2,536
Other intangible assets, net	15,975	5,258
Deferred financing costs, net	1,964	2,329
Long-term investments and other assets	15,621	3,405

Total assets	$429,827	$206,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,914	$12,024
Other accrued liabilities	35,276	22,020

Total current liabilities	53,190	34,044
Convertible senior notes, net	107,125	100,315
Contingent liabilities (See Notes 4 and 6)	67,000	—
Other long-term liabilities	3,905	3,929

Commitments and contingencies—See Note 17
Stockholders’ equity:
Preferred stock—$.001 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock—$.001 par value; 25,000 shares authorized; 16,878 and 14,582 shares issued and outstanding at December 31, 2013 and 2012, respectively	17	15
Additional paid-in capital	535,817	346,301
Accumulated deficit	(329,353)	(270,042)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(7,859)	(8,039)
Unrealized loss on investments	(15)	(24)

Total accumulated other comprehensive loss	(7,874)	(8,063)

Total stockholders’ equity	198,607	68,211

Total liabilities and stockholders’ equity	$429,827	$206,499

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue, net	$207,929	$110,922	$82,764
Cost of revenue	76,468	51,023	32,932

Gross profit	131,461	59,899	49,832

Operating expenses:
Selling, general and administrative	76,524	53,945	42,314
Research and development	102,483	83,548	50,149

Total operating expenses	179,007	137,493	92,463
Loss from operations	(47,546)	(77,594)	(42,631)

Other income (expense):
Foreign exchange (loss) gain	(70)	1,224	(2,283)
Interest expense	(12,224)	(11,404)	(10,673)
Investment income, net	370	243	532
Other, net	626	(187)	—

Loss before income taxes	(58,844)	(87,718)	(55,055)
Provision for income taxes	467	—	—

Net loss	$(59,311)	$(87,718)	$(55,055)

Net loss per common share—basic and diluted	$(3.69)	$(6.15)	$(3.94)

Weighted average shares outstanding—basic and diluted	16,066	14,252	13,959

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(59,311)	$(87,718)	$(55,055)
Other comprehensive income (loss)
Foreign currency translation adjustments	180	(408)	(83)
Unrealized gain (loss) on investments	9	(1)	(57)

Comprehensive loss	$(59,122)	$(88,127)	$(55,195)

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Shares, $.001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount
Balance, December 31, 2010	13,879	$14	$302,533	$(127,269)	$(7,514)	$167,764
Issuance of common stock pursuant to share-based awards	235	—	1,056	—	—	1,056
Share-based compensation	—	—	13,159	—	—	13,159
Net loss	—	—	—	(55,055)	—	(55,055)
Other comprehensive loss	—	—	—	—	(140)	(140)

Balance, December 31, 2011	14,114	14	316,748	(182,324)	(7,654)	126,784
Issuance of common stock in connection with acquisition of World Heart	83	—	6,942	—	—	6,942
Issuance of common stock in connection with license agreement and acquisition of intellectual property	13	—	1,098	—	—	1,098
Issuance of common stock pursuant to share-based awards	372	1	2,708	—	—	2,709
Share-based compensation	—	—	18,805	—	—	18,805
Net loss	—	—	—	(87,718)	—	(87,718)
Other comprehensive loss	—	—	—	—	(409)	(409)

Balance, December 31, 2012	14,582	15	346,301	(270,042)	(8,063)	68,211
Issuance of common stock pursuant to public offering, net of offering costs	1,725	2	140,977	—	—	140,979
Issuance of common stock in connection with acquisition of CircuLite	226	—	21,794	—	—	21,794
Issuance of common stock pursuant to share-based awards	345	—	4,871	—	—	4,871
Share-based compensation	—	—	21,874	—	—	21,874
Net loss	—	—	—	(59,311)	—	(59,311)
Other comprehensive income	—	—	—	—	189	189

Balance, December 31, 2013	16,878	$17	$535,817	$(329,353)	$(7,874)	$198,607

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,311)	$(87,718)	$(55,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	6,451	4,826	2,457
Amortization of intangible assets	598	204	136
Impairment of goodwill and intangible assets	3,726	—	—
Share-based compensation expense	21,874	18,805	13,159
Amortization of premium on investments	635	555	1,018
Amortization of discount on convertible senior notes	6,809	6,039	5,355
Amortization of deferred financing costs	365	324	287
Other	467	1,028	546
Change in operating assets and liabilities:
Accounts receivable	(2,372)	(10,390)	3,627
Inventories	(4,331)	(7,909)	(17,602)
Prepaid expenses and other current assets	(4,850)	(867)	(2,100)
Accounts payable	3,564	6,991	1,135
Other accrued liabilities	3,975	7,589	5,435
Other long-term liabilities	177	661	2,210

Net cash used in operating activities	(22,223)	(59,862)	(39,392)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(28,905)	(28,230)	(192,290)
Maturities of investments	6,346	103,548	123,125
Acquisition of World Heart, net of cash acquired	—	3,687	—
Acquisition of CircuLite, net of cash acquired	(9,985)	—	—
Investment in unconsolidated affiliate	(10,000)	—	—
Additions to property, plant and equipment, net	(2,692)	(4,406)	(12,684)
Additions to patents	(814)	(1,024)	(554)
Cash paid for security deposits	(271)	(750)	(56)

Net cash (used in) provided by investing activities	(46,321)	72,825	(82,459)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	149,126	—	—
Payment of common stock issuance costs	(8,148)	—	(1)
Repayment of promissory note	(200)	(200)	—
Proceeds from exercise of stock options	4,871	2,709	1,056

Net cash provided by financing activities	145,649	2,509	1,055
Effect of exchange rate changes on cash and cash equivalents	(146)	(808)	(95)

CHANGE IN CASH AND CASH EQUIVALENTS	76,959	14,664	(120,891)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	85,921	71,257	192,148

CASH AND CASH EQUIVALENTS—END OF PERIOD	$162,880	$85,921	$71,257

Supplemental disclosure of cash flow information:
Interest paid	$5,049	$5,040	$5,031

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to acquire World Heart	$—	$6,942	$—

Shares issued to acquire CircuLite	$21,794	$—	$—

Contingent consideration related to acquisition of CircuLite	$67,000	$—	$—

Shares issued to acquire intellectual property	$—	$1,098	$—

Non-cash increase to patents and intellectual property	$5,000	$—	$—

Transfers from inventory to property, plant and equipment	$2,072	$1,766	$585

The accompanying notes are an integral part of these financial statements.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

HeartWare International, Inc., referred to in these notes collectively with its subsidiaries as “we,” “our,” “HeartWare,” “the HeartWare Group” or the “Company”, is a medical device company that develops, manufactures and markets miniaturized implantable heart pumps, or ventricular assist devices, to treat patients suffering from advanced heart failure.

The HeartWare Ventricular Assist System (the “HVAD System”), which includes a ventricular assist device (“VAD”), or blood pump, patient accessories and surgical tools, is designed to provide circulatory support for patients in the advanced stage of heart failure. The core of the HVAD System is a proprietary continuous flow blood pump, the HVAD Pump, which is a full-output device capable of pumping up to 10 liters of blood per minute. The HVAD System is designed to be implanted adjacent to the heart, avoiding the abdominal surgery generally required to implant similar devices.

On November 20, 2012, we received approval from the United States Food and Drug Administration (FDA) for the HVAD System as a bridge to heart transplantation in patients with end-stage heart failure. Concurrent with approval, we commenced a post-approval study (“PAS”) to monitor the continued safety and effectiveness of the HVAD System. The PAS is a registry consisting of 600 patients who receive an HVAD and an additional 600 control patients derived from a contemporaneous group of continuous flow, LVAD implanted patients entered into INTERMACS (Interagency Registry for Mechanically Assisted Circulatory Support).

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

We are headquartered in Framingham, Massachusetts. We have facilities in Miami Lakes, Florida, Aachen, Germany, Hannover, Germany, Salt Lake City, Utah and Teaneck, New Jersey.

HeartWare International, Inc. shares trade on the NASDAQ Stock Market under the symbol of “HTWR”.

Note 2. Liquidity

At December 31, 2013, we had approximately $201.7 million of cash, cash equivalents and investments. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. We have incurred substantial losses from operations since our inception, and such losses have continued through December 31, 2013. At December 31, 2013, we had an accumulated deficit of approximately $329.4 million.

We have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes. Most recently, in March 2013, we completed a public offering of 1,725,000 shares of our common stock, including the underwriters’ exercise of their over-allotment option to purchase 225,000 shares, at an offering price of $86.45 per share for aggregate gross proceeds of approximately $149.1 million. After fees and related expenses, net proceeds from the offering were approximately $141.0 million. See Note 12 (Stockholders’ Equity) for more information.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2014, our cash, cash equivalents and investments are expected to primarily be used to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, research and development of new and existing products (including clinical trials), components and accessories, regulatory and other compliance functions as well as for general working capital. We believe our cash, cash equivalents and investment balances are sufficient to support our planned operations for at least the next twelve months.

Note 3. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the HeartWare Group. All inter-company balances and transactions have been eliminated in consolidation. We hold certain investments in small privately-held development-stage entities which are included in other assets on our consolidated balance sheets. In accordance with FASB ASC 810, we analyzed the investments to determine whether the investments are variable interests or interests that give us a controlling financial interest in a variable interest entity (“VIE”). As of December 31, 2013, we determined there were no VIEs required to be consolidated, because we are not the primary beneficiary, as we do not have the power to direct the most meaningful activities of the VIE. Investments where we do not exercise operating and financial control are accounted for under the equity method or cost method depending on our ownership interest.

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

Cash and Cash Equivalents

Cash and cash equivalents, which primarily consist of money market funds, are recorded in the consolidated balance sheets at cost, which approximates fair value. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

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

Receivables

Accounts receivable consists of amounts due from the sale of our HVAD System to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but do not require collateral or any other security to support credit sales. Our

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. At December 31, 2013, one customer had an accounts receivable balance greater than 10% of total accounts receivable representing approximately 15% of our total accounts receivable. At December 31, 2012, no customer had an accounts receivable balance greater than 10% of our total accounts receivable.

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

The following table summarizes the change in our allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Beginning balance	$750	$500	$600
(Reversals) charges to expense	(255)	250	473
Charge-offs	—	—	(573)

Ending balance	$495	$750	$500

As of December 31, 2013 and 2012, we did not have an allowance for returns.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment, net consists of the following:

	Estimated Useful Lives	December 31,
		2013	2012
		(in thousands)
Property, plant and equipment
Machinery and equipment	1.5 to 7 years	$19,790	$17,894
Leasehold improvements	3 to 10 years	7,131	8,082
Office equipment, furniture and fixtures	5 to 7 years	1,294	912
Purchased software	1 to 7 years	5,057	3,572

		33,272	30,460
Less: accumulated depreciation		(14,710)	(11,080)

		$18,562	$19,380

Depreciation expense was $6.4 million, $4.8 million, and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

During the year ended December 31, 2013, we ceased certain development activities performed in our Australian facility, and relocated those activities to the United States. We sold a portion of the fixed assets at our Australian facility while others were written-off upon their discontinued use. The aggregate loss on disposal of fixed assets sold or written-off in 2013 in connection with this action was $0.5 million. This amount is included in research and development expenses on our consolidated statements of operations.

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

We also enter into short-term cancellable rental agreements with certain commercial customers for components of the HVAD System, including patient monitors and controllers. Under the terms of such agreements, we provide the equipment to the customers, but we retain title to the equipment. Equipment subject to rental agreements is classified as a long-lived asset and included as a component of property, plant and equipment (machinery and equipment). Depreciation expense on equipment subject to these agreements is classified in cost of revenue and is computed using the straight-line method based on the estimated useful life of fifteen months.

The net carrying value of equipment subject to the agreements discussed above was approximately $1.3 million and $1.1 million as of December 31, 2013 and 2012, respectively.

Deferred Financing Costs

Costs incurred in connection with the issuance of our convertible senior notes were allocated between the liability component and the equity component as further discussed in Note 10. The issuance costs allocated to convertible senior notes was capitalized within deferred financing costs, net on our consolidated balance sheets. These costs are being amortized using the effective interest method through December 15, 2017, the maturity date of the notes, and such amortization expense is reflected in interest expense on our consolidated statements of

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations. The amount of amortization was approximately $0.4 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively. The amount of accumulated amortization at December 31, 2013 and 2012 was approximately $1.0 million and $0.6 million, respectively.

Revenue Recognition

We recognize revenue from product sales in accordance with FASB ASC 605—Revenue Recognition. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured and there are no further obligations to customers. Sales from products are not subject to rights of return and, historically, actual sales returns have not been significant. We sell products through our direct sales force and through distributors. Sales through distributors are recognized as revenue upon sale to the distributor as these sales are considered to be final and no right of return or price protection exists. Sales to customers, when not made on consignment, are recognized upon shipment. A significant portion of our sales are made on a consignment basis. Revenue from products sold on a consignment basis is recognized on the date the consigned product is implanted or otherwise consumed. In limited circumstances, we rent peripheral equipment to patients. We recognize revenue from this arrangement when a contract is entered into with the patient’s insurer over the term the equipment is rented.

Shipping fees billed to customers are included in revenue and the related shipping costs are included in cost of revenue. Value added taxes and other similar types of taxes collected from customers in connection with the sale of our products are recorded on a net basis and are not included in revenue.

Product Warranty

Certain patient accessories sold with the HVAD System are covered by a limited warranty ranging from one to two years. Estimated contractual warranty obligations are recorded as an expense when the related revenue is recognized and are included in cost of revenue on our consolidated statements of operations. Factors that affect estimated warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and vendor supported warranty programs. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

The amount of the liability recorded is equal to the estimated costs to repair or otherwise satisfy claims made by customers. Accrued warranty expense is included as a component of other accrued liabilities on our consolidated balance sheets.

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenue and are not included in product warranty liability. No such costs were incurred in 2013, 2012 or 2011.

The following table summarizes the change in our warranty liability for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Beginning balance	$543	$203	$291
Accrual for (reversal of) warranty expense	2,721	921	(48)
Warranty costs incurred during the period	(766)	(581)	(40)

Ending balance	$2,498	$543	$203

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2013 and 2012, increases in warranty reserves resulted from the substantial increase in commercial sales activity, taking into consideration our historical return and replacement experience.

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

We value restricted stock units (“RSUs”) at their intrinsic value on the date of grant. We estimate the fair value of our stock options using a Black-Scholes option pricing model. When appropriate, we estimate the expected life of a stock option by averaging the contractual term of the stock option (up to 10 years) with the associated vesting term (typically 4 years). We estimate the volatility of our shares on the date of grant considering several factors, including the historical volatility of our publicly-traded shares. We estimate the risk-free interest rate based on rates in effect for United States government bonds with similar lives, at the time of grant.

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

Valuation of Long-Lived Assets and Purchased Intangible Assets

We evaluate the carrying value of our long-lived assets, including purchased intangible assets, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, impairment losses are recorded for the excess of the carrying value over the fair value of the long-lived assets based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected undiscounted cash flows. No impairments of purchased intangible assets were identified during the years ended December 31, 2012 and 2011.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also evaluate the carrying value of intangible assets (not subject to amortization) related to in-process research and development (IPR&D) assets which are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. Accordingly, amortization of the IPR&D assets does not occur until the product reaches commercialization. During the period the assets are considered indefinite-lived, they are tested for impairment on an annual basis, as well as between annual tests if we become aware of any events occurring or changes in circumstances that indicate that the fair values of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs when regulatory approval to market the product is obtained, the associated IPR&D assets are deemed definite-lived and are then amortized based on their estimated useful lives at that point in time. If the related project is terminated or abandoned, we may have a full or partial impairment related to the IPR&D assets, calculated as the excess of their carrying value over fair value. In the fourth quarter of 2013, we discontinued certain research and development projects acquired in 2012. As a result of this decision, $2.5 million of in-process research and development was charged to expense in the fourth quarter of 2013.

Goodwill

We test goodwill for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves comparing the aggregate fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit as a whole. Goodwill is considered impaired, and an impairment charge is recorded, if the excess of the fair value of the reporting unit over the fair value of the net assets is less than the carrying value of goodwill.

In the fourth quarter of 2013, we recorded an impairment charge of $1.2 million to write-off goodwill that was recorded in 2012 in connection with our acquisition of World Heart.

Contingent Consideration

On December 1, 2013, we acquired CircuLite, Inc. In addition to initial consideration paid at closing, the former CircuLite securityholders may be entitled to receive additional shares of HeartWare common stock (or cash, in certain cases, at our discretion) upon the achievement of specified regulatory and commercial milestones, not to exceed $320 million in the aggregate over a ten-year period. The estimated acquisition-date fair value of the contingent payments was approximately $67.0 million (see Note 4).

Contingent payments are recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the various milestones. The material factors used to determine the fair value of contingent consideration at the acquisition date included discount rates ranging from 5.5% to 24% and probability-weighted expected milestone dates from December 2014 through December 2021 associated with the relaunch of the SYNERGY Surgical System and all other regulatory and commercial milestones. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value, respectively, and commensurate changes to this liability. The fair value of the contingent payments, and the associated liability relating to the contingent payments at each reporting date, will be updated with the changes in fair value reflected in earnings. The change in the fair value of the contingent payments from the date of acquisition to December 31, 2013 was not deemed to be material and no change in fair value was recorded in 2013.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

We account for income taxes in accordance with FASB ASC 740—Income Taxes. Under this method, deferred tax assets and liabilities are provided for differences between the carrying amounts of assets and liabilities in the consolidated financial statements and the tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred taxes will not be realized.

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

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes line on our consolidated statements of operations.

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

Marketing and Advertising Costs

Marketing, advertising and promotional costs are expensed when incurred. Advertising expenses were immaterial to our results of operations for the years ended December 31, 2013, 2012 and 2011.

Leases

We lease all of our administrative and manufacturing facilities. We recognize rent expense on a straight-line basis over the terms of our leases. Any scheduled rent increases, rent holidays and other related incentives are recognized on a straight-line basis over the terms of the leases. The difference between the cash rental payments and the straight-line recognition of rent expense over the terms of the leases results in a deferred rent asset or liability. As of December 31, 2013, the long-term portion of our deferred rent liability of approximately $2.5 million is included in other long-term liabilities on our consolidated balance sheets.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term maturity of these instruments. See Note 6 (Fair Value Measurements) and Note 10 (Debt) for more information.

Vendor Concentration

For the years ended December 31, 2013, 2012 and 2011, we purchased approximately 70%, 67%, and 63%, respectively, of our inventory components and supplies from three vendors. In addition, one of the three vendors supplies consulting services and material used in research and development activities. As of December 31, 2013, 2012 and 2011, the amounts due to these vendors totaled approximately $5.8 million, $5.4 million and $1.2 million, respectively.

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

We are subject to certain risks and uncertainties including, but not limited to, our ability to achieve profitability, to generate cash flow sufficient to satisfy our indebtedness, to run clinical trials in order to receive and maintain FDA and foreign regulatory approvals for our products, our ability to adequately and timely address issues raised by FDA inspections, our ability to identify and correct quality issues in a timely manner and at a reasonable cost, the ability to achieve widespread acceptance of our products, our ability to manufacture our products in a sufficient volume and at a reasonable cost, the ability to protect our proprietary technologies and develop new products, the risks associated with operating in foreign countries, and general competitive and economic conditions. Changes in any of the preceding areas could have a material adverse effect on our business, results of operations or financial position.

New Accounting Standards

In September 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, which provides an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU No. 2012-02 is effective for our annual and interim impairment tests performed subsequent to January 1, 2013. The adoption of ASU No. 2012-02 did not affect our consolidated financial position, results of operations or cash flows.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 4. Acquisitions

CircuLite, Inc.

On December 1, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we acquired CircuLite. At the effective time of the merger, all of the issued and outstanding shares of CircuLite capital stock (other than any shares of capital stock held by CircuLite or its subsidiary immediately before the effective time of the Merger and any dissenting shares of CircuLite capital stock) automatically converted into the right to receive an upfront payment and certain contingent merger consideration, in accordance with the terms of the Merger Agreement, as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2013.

In connection with the acquisition of CircuLite, we agreed to pay $30 million consisting of approximately $18 million in shares of HeartWare common stock, par value $0.001 per share (the “Common Stock”), equal to approximately 230,000 shares of Common Stock (the “Closing Payment”), and approximately $12 million in cash to repay outstanding CircuLite indebtedness and pay certain transaction liabilities and expenses. We funded the cash payment at closing with our existing cash balances. In accordance with the terms of the Merger Agreement, a volume weighted average of the per share prices of Common Stock during the 60 consecutive trading days ending on (and including) November 27, 2013 was used to determine the number of shares of Common Stock issued in connection with the closing. For accounting purposes, these shares were valued as of closing at approximately $22 million based upon the closing price of our common stock on the trading day prior to closing. In addition to the Closing Payment, the former CircuLite securityholders may be entitled to receive additional shares of Common Stock (or cash, in certain cases, at our discretion) upon the achievement of specified performance milestones (the “Contingent Payments”). The estimated acquisition-date fair value of the Contingent Payments was approximately $67.0 million.

Contingent Payments are recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate commensurate with the risks of the expected cash flows attributable to

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the various milestones. The material factors that may impact the fair value of the Contingent Payments, and therefore this liability, are the probabilities of achieving the related milestones and the discount rate. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value, respectively, and commensurate changes to this liability. The fair value of the Contingent Payments, and the associated liability relating to the Contingent Payments at each reporting date, will be updated with the changes in fair value reflected in earnings.

The acquisition-date fair value of the consideration transferred is as follows:

Total Acquisition Date Fair Value (in thousands)
Cash transferred, including acquisition costs and repayment of debt	$11,780
Shares of common stock issued	22,328
Contingent consideration	67,000

Total consideration transferred	$101,108

We paid $5.7 million in transaction related liabilities and expenses and repaid $6.1 million in debt on behalf of CircuLite, which are included as cash transferred in the table above.

The transaction was accounted for as a business combination under the acquisition method of accounting in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$1,795
Identified intangible assets	5,500
In-process research and development	35,500
Goodwill	61,576
Other assets acquired	2,724

Total assets acquired	107,095
Other liabilities assumed	(5,987)

Total net assets acquired	$101,108

The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed.

The identified intangible assets consist of customer relationships and tradenames. These assets are being amortized on a straight-line basis over their estimated economic useful lives ranging from 15-20 years.

In-process research and development (“IPR&D”) is principally the estimated fair value of the SYNERGY Systems, with assigned values to be allocated among the various IPR&D assets acquired. IPR&D is recorded as an indefinite-lived asset until put into commercial use, upon which each applicable IPR&D asset becomes classified as developed technology and is amortized over the estimated period of economic benefit.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill, which largely represents the potential economic benefits of a technology that could expand our product portfolio and the patient population we can address, is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized. Goodwill will be reviewed for impairment on an annual basis in the fourth quarter of our subsequent fiscal years or sooner if indications of impairment arise.

All legal, consulting and other costs related to the acquisition aggregating approximately $2.8 million have been expensed as incurred and are included in selling, general and administrative expenses in our consolidated statements of operations. The results of operations for CircuLite are included in our consolidated statements of operations for the period from the December 1, 2013 date of acquisition to December 31, 2013.

The following unaudited pro forma information presents the combined results of operations for the years ended December 31, 2013 and 2012 as if we had completed the CircuLite acquisition at the beginning of 2012. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred on the date indicated, nor do they give effect to synergies, cost savings, fair market value adjustments, immaterial amortization expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

	2013	2012
	(in thousands)
Revenue	$209,792	$112,214
Income before taxes	(77,973)	(106,636)
Net loss	(78,599)	(105,307)

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The determination of the estimated fair value of the acquired assets and liabilities required management to make significant estimates and assumptions. We determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. We also hired an independent third party to assist in the valuation of purchased intangible assets and goodwill. The following table summarizes the purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets
Short-term:
Cash and cash equivalents	$3,689
Other current assets	1,116
Long-term:
Property, plant and equipment	307
In-process research and development	2,536
Patents	1,327
Goodwill	1,190

Total assets acquired	10,165
Liabilities
Current	1,964
Non-current	1,258

Net assets acquired	$6,943

Patents are being amortized on a straight-line basis over the estimated useful life of 16 years.

As discussed in Note 8, during the fourth quarter of 2013 we recorded an impairment charge totaling $3.7 million to write-off goodwill of $1.2 million and in-process research and development of $2.5 million recorded in connection with our acquisition of World Heart.

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

Note 5. Investments

We have cash investment policies that limit investments to investment grade rated securities. At December 31, 2013 and 2012, all of our investments were classified as available-for-sale and carried at fair value. At December 31, 2013 and 2012, our short-term investments had maturity dates of less than twenty-four months and our long-term investments had maturity dates within thirty-six months.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:

At December 31, 2013

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments:
Corporate debt	$32,221	$3	$(18)	$32,206
Certificates of deposit	5,390	—	—	5,390

Total short-term investments	$37,611	$3	$(18)	$37,596

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

At December 31, 2012

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments:
Corporate debt	$10,565	$—	$(25)	$10,540
Certificates of deposit	6,346	1	—	6,347

Total short-term investments	$16,911	$1	$(25)	$16,887

In the years ended December 31, 2013 and 2012, we did not have any realized gains or losses upon the disposition of our investments. At December 31, 2013 and 2012, none of our available-for-sale investments had been in a continuous loss position for more than twelve months.

Note 6. Fair Value Measurements

FASB ASC 820—Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us as of the reporting dates. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The three levels of the fair value hierarchy are as follows:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3—Instruments with primarily unobservable value drivers.

The following tables represent the fair value of our financial assets and financial liabilities measured at fair value on a recurring basis and which level was used in the fair value hierarchy.

At December 31, 2013
	Carrying Value		Fair Value	Fair Value Measurements at the Reporting Date Using
				Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$37,596		$37,596	$—	$37,596	$—
Long-term investments	1,225		1,225	—	1,225	—

Liabilities
Convertible senior notes	107,125	(1)	174,117	—	174,117	—
Contingent liabilities	67,000	(2)	67,000	—	—	67,000
Royalties	999	(3)	999	—	—	999

(1)	The carrying amount of our convertible senior notes is net of unamortized discount. See Note 10 (Debt) for more information.
(2)	Contingent liabilities represent contingent consideration payable to the former CircuLite securityholders. See Note 4.
(3)	Royalties represent the fair value of future royalty payments to be made pursuant to agreements related to intellectual property licensed or acquired by World Heart Corporation to be paid over the next 3 to 17 years.

At December 31, 2012
	Carrying Value		Fair Value	Fair Value Measurements at the Reporting Date Using
				Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$16,887		$16,887	$—	$16,887	$—

Liabilities
Convertible senior notes	100,315	(1)	169,122	—	169,122	—
Royalties	1,113	(2)	1,113	—	—	1,113

(1)	The carrying amount of our convertible senior notes is net of unamortized discount. See Note 10 (Debt) for more information.
(2)	Royalties represent the fair value of future royalty payments to be made pursuant to agreements related to intellectual property licensed or acquired by World Heart Corporation to be paid over the next 3 to 17 years.

The fair value of our investments and convertible senior notes was determined using quoted prices (including trade data) for the instruments in markets that are not active. The fair value of our convertible senior notes is presented for disclosure purposes only.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. At December 31, 2013, our Level 3 financial liabilities consisted of contingent consideration payable to former CircuLite shareholders and royalty payment obligations due under contractual arrangements related to the acquisition of World Heart in August 2012, because the fair value includes significant management judgment or estimation. The royalty payment obligations were valued using a discounted cash flow model, the future minimum royalty payment amounts and discount rates commensurate with our market risk and the terms of the obligations.

The fair value of the contingent consideration related to the acquisition of the CircuLite requires significant management judgment or estimation and is calculated using the income approach, using various revenue assumptions and applying a probability to each outcome. The fair value of the contingent consideration is remeasured at the end of each reporting period with the change in fair value recorded within operating expense in our consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. The accretion of interest expense was not material in the fourth quarter of 2013 as a result of the timing of the acquisition. Refer to Note 4 for a discussion of the fair value of the contingent consideration associated with the CircuLite acquisition.

Assets That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as intangible assets, goodwill and property, plant, and equipment are evaluated for impairment annually or when indicators of impairment exist. Impairment charges of $3.7 million were recorded in the fourth quarter of 2013 (see Note 8). No impairment was recorded for the years ended December 31, 2012 and 2011. Non-financial assets such as identified intangibles acquired in connection with the acquisition of World Heart in August 2012 are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation.

Note 7. Inventories

Components of inventories are as follows:

	December 31,
	2013	2012
	(in thousands)
Raw material	$21,761	$11,192
Work-in-process	8,206	11,123
Finished goods	10,909	16,128

	$40,876	$38,443

Finished goods inventories includes inventory held on consignment at customer sites of $4.6 million and $5.5 million, at December 31, 2013 and 2012, respectively.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Goodwill, In-Process Research and Development and Other Intangible Assets, Net

Goodwill

The carrying amount of goodwill and the change in the balance for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
	(in thousands)
Beginning balance	$1,190	$—
Additions	61,576	1,190
Impairment	(1,190)	—
Foreign currency translation impact	20	—

Ending balance	$61,596	$1,190

In 2012, we acquired World Heart and recorded $1.2 million of goodwill. In 2013, we acquired CircuLite and recorded $61.6 million of goodwill. See Note 4 for additional information. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief decision maker manages the Company. See Note 16 for additional information. Goodwill is not deductible for U.S. tax purposes.

During the fourth quarter of 2013, we recorded an impairment charge totaling $3.7 million to write-off goodwill of $1.2 million and in-process research and development of $2.5 million that was recorded in 2012 in connection with our acquisition of World Heart. Subsequent to an evaluation of the ongoing research and development efforts surrounding the MiFlow technology, we determined we would discontinue further development efforts needed to commercialize the technology. As a result of this decision, an impairment charge was recorded.

In-Process Research and Development

The carrying value of our in-process research and development assets, which relate to the development and potential commercialization of certain acquired technologies, consisted of the following at December 31, 2013 and 2012:

	2013	2012
	(in thousands)
MiFlow	$—	$2,536
SYNERGY Surgical System technology	35,500	—

	$35,500	$2,536

As discussed above, during the fourth quarter of 2013, we recorded an impairment charge to write-off the value of the in-process research and development, which was recorded in connection with our acquisition of World Heart.

In December 2013, we acquired CircuLite and recorded $35.5 million of in-process research and development. See Note 4 for additional information. The in-process research and development has an indefinite life. At the time the economic life becomes determinable (upon project completion or abandonment) the amount will be amortized over its expected remaining life.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets

Other intangible assets, net consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Patents	$3,754	$2,940
Purchased intangible assets
Tradenames	3,700	—
Customer relationships	1,800	—
Acquired technology rights	7,925	2,925

	17,179	5,865
Less: Accumulated amortization—Patents	(800)	(572)
Less: Accumulated amortization—Purchased intangible assets	(404)	(35)

	$15,975	$5,258

Patents are being amortized using the straight-line method over their estimated useful lives of 15 years. Tradenames are being amortized using the straight-line method over their estimated useful lives of 15 years. Customer relationships are being amortized using the straight-line method over their estimated useful lives of 20 years. Acquired technology rights are being amortized using the straight-line method over their estimated useful lives, which range from 8 to 16 years.

Following satisfaction of a pre-specified milestone in December 2013, we were obligated to pay an additional $5.0 million in cash or stock as further consideration for the assignment and license to certain patents and patent applications. The $5.0 million was recorded as additional acquired technology rights and was accrued at December 31, 2013 in other accrued liabilities on our consolidated balance sheets.

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $0.6 million, $0.2 million and $0.1 million, respectively.

Estimated amortization expense for each of the five succeeding fiscal years based upon our intangible asset portfolio at December 31, 2013 is approximately $1.6 million.

Note 9. Other Balance Sheet Information

In October 2013, we invested $10 million in the form of a convertible promissory note (the “Note”) in a privately held company that is focused on the development of novel, minimally invasive heart therapies. Principal and interest at a rate equal to 6% per annum is due and payable at maturity. Maturity occurs at the earlier of one year or the occurrence of certain events defined in the Note, including an event of default or a change in control. Principal and interest on the Note are repayable, at the option of the issuer, in cash or shares of the most recently issued series of preferred stock or a comparable newly issued series of preferred stock. This investment is carried at cost and is included in long-term investments and other assets on our consolidated balance sheets.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other accrued liabilities consist of the following:

	December 31,
	2013	2012
	(in thousands)
Accrued payroll and other employee costs	$10,840	$8,818
Accrued milestone payment	5,000	1,250
Accrued material purchases	4,325	5,628
Accrued warranty	2,498	543
Accrued professional fees	2,428	1,340
Accrued research and development costs	2,307	1,882
Accrued VAT	1,329	1,212
Other accrued expenses	6,549	1,347

	$35,276	$22,020

Accrued payroll and other employee costs included year-end employee bonuses of approximately $6.6 million and $5.9 million at December 31, 2013 and 2012, respectively.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In accordance with ASC 470-20, Debt with Conversion and Other Options, which applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, we recorded the long-term debt and equity components on our Convertible Notes separately on the issuance date. The amount recorded for long-term debt was determined by measuring the fair value of a similar liability that does not have an associated equity component. The measurement of fair value required the Company to make estimates and assumptions to determine the present value of the cash flows of the Convertible Notes, absent the conversion feature. This treatment increased interest expense associated with our Convertible Notes by adding a non-cash component to interest expense in the form of amortization of a debt discount calculated based on the difference between the 3.5% cash coupon rate and the effective interest rate on debt borrowing of approximately 12.5%. The discount is being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and is included in interest expense on our consolidated statements of operations. Additionally, we allocated the costs related to issuance of the Convertible Notes on the same percentage as the long-term debt and equity components, such that a portion of the costs is allocated to the long-term debt component and the equity component included in additional paid-in capital. The portion of the costs allocated to the long-term debt component is presented as deferred financing costs, net on our consolidated balance sheets. These deferred financing costs are also being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and the amortization is included in interest expense on our consolidated statements of operations

The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Principal amount	$143,750	$143,750
Unamortized discount	(36,625)	(43,435)

Net carrying amount	$107,125	$100,315

Equity component	$55,038	$55,038

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock,

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on December 31, 2013 of $93.90 per share, was approximately $135.0 million. The fair value of our Convertible Notes as presented in Note 6 was $174.1 million at December 31, 2013.

Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the years ended December 31, 2013 and 2012, interest expense related to the Convertible Notes was as follows:

	2013	2012
	(in thousands)
Stated amount at 3.5% coupon rate	$5,031	$5,031
Amortization of discount	6,809	6,039
Amortization of deferred financing costs	365	324

	$12,205	$11,394

Promissory Note

In connection with our acquisition of World Heart, we assumed a promissory note with an outstanding balance of $600,000. The note bears interest at a rate of 4.5% per annum, payable annually in arrears on December 2 of each year. Principal payments of $200,000 are also due on December 2 of each year through maturity at December 2, 2014. At December 31, 2013, the outstanding balance on the promissory note is $200,000. The amount of interest expense incurred during the year ended December 31, 2013 was approximately $17,000.

Note 11. Leases

On December 9, 2010, we entered into a lease for our facility in Miami Lakes, Florida. The facility is used primarily for manufacturing, research and development and administrative functions. Under the lease, which was amended in November 2012 and July 2013, we rent approximately 132,000 square feet for a period ending February 28, 2022, with an option to renew for two five-year terms. The landlord provided $1.7 million towards capital improvements of which $1.1 million had been provided as of December 31, 2011 and the remainder was received in 2012. Effective with the July 2013 amendment, base rent payments are $10.00 per square foot and are subject to a 3% annual escalation on March 1 of each subsequent year. The lease is secured by a security deposit of $2.0 million in the form of an unconditional stand-by letter of credit. The letter of credit is supported by a certificate of deposit for the same amount, which is included in other assets on our consolidated balance sheets.

On July 30, 2012, we amended our lease for our former headquarters in Framingham, Massachusetts. Under the amended lease we increased our total square footage from approximately 17,800 to 21,300. Effective January 1, 2013, base rent obligations increased to approximately $402,000 per year. The lease term for approximately 17,800 square feet ends on December 31, 2014, while the lease term for the remaining 3,500 square feet ends on June 30, 2015. We have an option to renew for an additional four-year period at fair market value, as defined in the lease agreement. We also have a right of first offer on an additional 3,002 square foot space in the building should it become available.

On October 17, 2013, we entered into a lease for our new corporate headquarters in Framingham, Massachusetts that commenced in January 2014. The facility will be used primarily as our corporate headquarters for office and ancillary laboratory purposes including development testing. Under the lease, we rent

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately 58,000 square feet for an initial seven year period, with an option to renew for a period of fifty seven months, but in no event beyond September 30, 2025. Annual base rent of approximately $1.2 million, is payable monthly starting ten months after the lease commencement date, or approximately November 1, 2014. Annual base rent is subject to periodic increases beginning in year four. A security deposit of $0.3 million was paid in connection with the lease.

In connection with the acquisition of CircuLite in December 2013, we assumed a noncancelable operating lease that CircuLite entered into for its headquarters in Teaneck, New Jersey in December 2012. Under the lease, we rent approximately 22,200 square feet for a period ending October 2020. The lease provides for a fixed monthly rent, plus utilities, with a six-month rent abatement during the first year. Base rent obligations are approximately $0.6 million per year and subject to a 2% annual escalation starting on September 1, 2014. Pursuant to the lease agreement, we are required to maintain cash on deposit of $0.8 million, which is included in other assets on our consolidated balance sheets.

On November 1, 2011, we entered into a lease for a facility in Sydney, Australia. This facility was used primarily for manufacturing, development and administrative functions. Under the lease, we rented approximately 15,100 square feet for a period ending October 31, 2014. Base rent obligations were approximately $190,000 per year and subject to an annual adjustment each November 1 based on the Consumer Price Index. Effective September 30, 2013, we executed a lease surrender agreement with the landlord terminating the remainder of the lease. We have no further obligations under this lease.

In addition to the leases discussed above, we have entered into various operating lease agreements for miscellaneous office and research space and equipment. The duration of these agreements is typically twelve to thirty-six months from origination. The aggregate base annual rental payment on these leases is less than $0.2 million.

Rent expense was approximately $2.9 million, $2.7 million, and $2.1 million in 2013, 2012 and 2011, respectively. Future minimum rental commitments under non-cancelable operating lease agreements with remaining terms of at least one year as of December 31, 2013 are as follows:

Operating Leases
(in thousands)
Year Ending December 31,
2014	$2,386
2015	3,364
2016	3,322
2017	3,472
2018	3,571
Thereafter	9,288

Total minimum lease payments	$25,403

Teaneck, New Jersey Facility Closure

We have initiated a plan to close the former corporate headquarters of CircuLite, comprised of approximately 22,000 feet of mixed use office space, located in Teaneck, New Jersey. The facility is covered under an operating lease through the end of 2020. In connection with this closure, certain employees were notified concerning the elimination of their positions, or have been asked to relocate. The estimated employee related costs associated with severance obligations are not material.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The facility closure, targeted for completion on or by March 31, 2014, will be accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations, pursuant to which we will record a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value will be determined based upon the discounted present value of remaining lease rentals for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements. We currently estimate that the total lease charge will be approximately $1.5 million. Each of these estimates is subject to further assessment and analysis. We anticipate recording these charges in the period ending March 31, 2014.

Massachusetts Facility Closures

On October 17, 2013, we entered into a lease to relocate our Massachusetts corporate headquarters, which move began on February 28, 2014. In connection with this move, we will record a liability equal to the fair value of the remaining lease payments as of the final cease-use date which is targeted for completion on or by March 31, 2014. Given the short remaining duration of the leases covering the former headquarters, it is unlikely that we will be able to sublease these premises to offset our remaining lease obligations. We currently estimate that the total lease charge will be approximately $0.5 million, accompanied by a write-off of leasehold improvements, furnishings and other fixed assets of approximately $0.2 million. Each of these estimates is subject to further assessment and analysis. We anticipate recording these charges in the period ending March 31, 2014.

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

Common Stock

We are authorized to issue up to 25,000,000 shares of common stock, $.001 par value per share. As of December 31, 2013, we had 16,877,646 shares outstanding. Holders are entitled to one vote for each share of common stock (or its equivalent).

Shares of our common stock reserved at December 31, 2013, for possible future issuance are as follows:

(in thousands)
Convertible senior notes	1,768
Equity award plans	1,657

3,425

See the Consolidated Statement of Stockholders’ Equity for details related to our equity transactions.

2013 Public Offering

On March 12, 2013, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, as representative of the several underwriters named in the Underwriting Agreement (the

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The offering was completed pursuant to a prospectus supplement, dated March 12, 2013, to a shelf registration statement on Form S-3 that was previously filed with the SEC and which was declared effective on December 9, 2010. This shelf registration statement expired on December 9, 2013.

On January 30, 2014, we filed a new shelf registration statement with the SEC on Form S-3. This shelf registration statement allows us to offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering any combination and amount of the securities described in the prospectus contained in the registration statement or in the prospectus supplement filed with respect to a particular offering. An aggregate of 530,816 shares of our common stock were registered for issuance pursuant to various prospectus filings on January 30, 2014 in connection with the CircuLite acquisition. As of February 28, 2014 there remained 248,872 shares reserved for potential issuance in connection with future contingent milestone payments under the terms of the merger agreement (see Note 4).

Note 13. Share-Based Compensation

We allocate share-based compensation expense to cost of revenue, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the years ended December 31, 2013, 2012 and 2011, we recorded share-based compensation expenses as follows:

	2013	2012	2011
	(in thousands)
Cost of revenue	$2,539	$3,152	$2,182
Selling, general and administrative	12,184	10,195	7,378
Research and development	7,151	5,458	3,599

	$21,874	$18,805	$13,159

For the years ended December 31, 2013 and 2012, we experienced a significant increase in share-based compensation expense due primarily to an increase in our number of employees and annual grants of equity awards to a large portion of our employees in December 2012 and 2011.

Deferred tax benefits attributed to our share-based compensation expense are not recognized in the accompanying consolidated financial statements because we are in a net operating loss position and a full valuation allowance is maintained for all net deferred tax assets. We receive a tax deduction for certain stock option exercises during the period the options are exercised, and for the vesting of restricted stock units during the period the restricted stock units vest. For stock options, the amount of the tax deduction is generally for the excess of the fair market value of our shares of common stock over the exercise price of the stock options at the date of exercise. For restricted stock units, the amount of the tax deduction is generally for the fair market value of our shares of common stock at the vesting date. Excess tax benefits are not included in the accompanying consolidated financial statements because we are in a net operating loss position and a full valuation allowance is maintained for all net deferred tax assets.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Plans

We have issued share-based awards to employees, non-executive directors and outside consultants through various approved plans and outside of any formal plan. New shares are issued upon the exercise of share-based awards.

Upon receipt of stockholder approval on May 31, 2012, we adopted the HeartWare International, Inc. 2012 Incentive Award Plan (“2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, deferred stock, deferred stock units, stock payments and stock appreciation rights (collectively referred to as “Awards”), to our directors, employees and consultants. Under the terms of the 2012 Plan, the total number of shares of our common stock initially reserved for issuance under Awards is 1,375,000, provided that the total number of shares of our common stock that may be issued pursuant to “Full Value Awards” (Awards other than options, SARs or other awards for which the holder pays the intrinsic value existing as of the date of grant whether directly or by forgoing a right to receive a payment from the Company) is 1,275,000. As of December 31, 2013, 48,558 shares have been issued upon vesting of Awards issued under the 2012 Plan and Awards with respect to 277,442 shares were issued and outstanding under the 2012 Plan. Subsequent to adoption of the 2012 Plan, no new awards will be granted under the 2008 SIP (or prior plans). Any outstanding awards under the 2008 SIP and any other plans will continue to be subject to the terms and conditions of the plan under which they were granted.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions established at that time. The following table includes the weighted average assumptions used for options issued in the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	40.00%	57.00%	58.23%
Risk-free interest rate	1.15%	1.00%	1.97%
Estimated holding period (years)	6.25	6.25	6.25

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to options granted under all of our plans at December 31, 2013 and activity during the year then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	291	$36.70
Granted	7	95.05
Exercised	(165)	29.49
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2013	133	$42.82	4.77	$6,780

Exercisable at December 31, 2013	104	$34.46	3.94	$6,185

The aggregate intrinsic values at December 31, 2013 noted in the table above represent the closing price of our common stock traded on NASDAQ, less the weighted average exercise price at period end multiplied by the number of options outstanding and exercisable.

The weighted average grant date fair value per share of options granted in the years ended December 31, 2013, 2012 and 2011 was $38.51, $43.83, and $41.92, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $10.3 million, $3.7 million, and $1.5 million, respectively. Cash received from option exercises in the years ended December 31, 2013, 2012 and 2011 was approximately $4.9 million, $2.7 million and $1.1 million.

At December 31, 2013, there was approximately $0.3 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested option awards. The expense is expected to be recognized over a weighted average period of 1.0 years.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to RSUs at December 31, 2013 and activity during the year then ended is as follows:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	547
Granted	127
Vested/Exercised	(179)
Forfeited	(19)

Outstanding at December 31, 2013	476	1.61	$44,661

Exercisable at December 31, 2013	—	—	$—

The aggregate intrinsic value at December 31, 2013 noted in the table above represents the closing price of our common stock traded on NASDAQ multiplied by the number of RSUs outstanding.

At December 31, 2013, 16,700 of the RSUs outstanding are subject to performance-based vesting criteria as described above.

The total intrinsic value of RSUs vested during the years ended December 31, 2013, 2012 and 2011 was approximately $16.4 million, $25.6 million, and $13.0 million, respectively.

The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted during the years ended December 31, 2013, 2012 and 2011 was $91.21, $83.13, and $70.29, respectively.

At December 31, 2013, we had approximately $18.5 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested RSU awards. The expense is expected to be recognized over a weighted average period of 1.6 years.

On February 24, 2014, our board of directors approved the grant of an aggregate of 304,000 RSUs to a group of employees, including officers of the Company. The RSUs will vest on a pro-rata basis on each anniversary of the issuance date over four years.

Note 14. Income Taxes

During 2013, we were subject to income taxes on foreign taxable income in certain jurisdictions. The 2013 income tax provision of $0.5 million related primarily to foreign income taxes, net of tax refunds which were received in 2013.

Income (loss) before taxes on a geographic basis during 2013 was as follows:

	2013	2012	2011
	(in thousands)
United States	$(58,063)	$(82,463)	$(49,243)
Non-U.S.	(781)	(5,255)	(5,812)

	$(58,844)	$(87,718)	$(55,055)

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our effective tax rate of less than 1% differs from the statutory United States federal income tax rate of 34% for all periods presented due primarily to the valuation allowance on deferred tax assets, and differences in foreign tax rates.

The primary components of net deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
	(in thousands)
Deferred tax assets:
U.S. losses carried forward	$179,503	$73,280
Non-U.S. losses carried forward	5,039	7,149

Total net operating losses carried forward	184,542	80,429
Research and development credit	2,114	—
Equity awards	7,152	5,832
Other deferred tax assets	4,812	3,968

Gross deferred tax assets	198,620	90,229
Deferred tax liabilities:
Convertible debt	(13,171)	(16,242)
Purchased intangible assets	(14,143)	—

Net deferred tax assets	171,306	73,987
Less: valuation allowance	(171,306)	(73,987)

Net deferred tax asset/(liability)	$—	$—

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

At December 31, 2013 and 2012, we had gross deferred tax assets in excess of deferred tax liabilities of $171.3 million and $74.0 million, respectively. We determined that it is not “more likely than not” that substantially all of our deferred tax assets will not be realized and therefore the Company should apply a valuation allowance to reduce our net deferred tax assets to their estimated realizable value. The valuation allowance primarily relates to the deferred tax assets arising from operating loss carry-forwards. The valuation allowance on our net deferred tax assets increased by approximately $97.3 million for the year ended December 31, 2013, increased by approximately $31.4 million for the year ended December 31, 2012 and decreased by approximately $17.8 million for the year ended December 31, 2011.

We evaluate our ability to realize our deferred tax assets and are in the process of having an analysis conducted and will subsequently adjust the amount of our valuation allowance, if necessary. If it is determined that there has been an ownership change, as defined under Internal Revenue Code Section 382, the use of operating loss and credit carry-forwards may be subject to limitation on use. We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net operating losses representing excess tax benefits attributable to share based compensation are not included in the table of deferred tax assets and liabilities shown above because they have not been realized for financial statement purposes. Pursuant to ASC 718, excess tax benefits attributable to share based compensation will only be recorded to additional paid-in capital when they are realized through a reduction of taxes payable. As of December 31, 2013, the portion of the federal and state net operating loss related to share based compensation is approximately $32.9 million.

At December 31, 2013, we had net operating loss carry-forwards of approximately $540.0 million and $176.2 million for U.S. federal and state income tax purposes, respectively, that are available to offset future taxable income and that will expire starting in 2020 through 2033. We also have foreign tax loss carry-forwards of approximately $24.7 million that do not expire. Certain of our net operating losses arose from prior acquisitions, including most recently our acquisition of CircuLite in 2013.

Uncertain tax positions

The amount of gross unrecognized tax benefits as of December 31, 2013 and December 31, 2012 was $3.6 million and $0 respectively. The fiscal years 2010 through 2012 are considered open tax years (however, any year with net operating loss carryforwards remain open to adjustment) in U.S. federal and state and Australian tax jurisdictions. In addition, 2010 through 2011 are considered open tax years for German and United Kingdom jurisdictions. France is considered an open tax year for 2011 and 2012.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Uncertain tax position	Year ended December 31, 2013
(in thousands)
Unrecognized tax benefits—beginning of the year	$—
Gross increases/(decrease)—prior year	—
Gross increases/(decrease)—current year	3,567

Unrecognized tax benefits—end of the year	$3,567

Included in the balance of unrecognized tax benefits at December 31, 2013, are $1.6 million of tax benefits that, if recognized, would impact the effective tax rate. The remainder of the unrecognized tax benefits would increase our net operating loss carry-forwards and would not impact the effective tax rate, so long as we continue to maintain a full valuation allowance. We anticipate that no material amounts of unrecognized tax benefits will either expire or be settled in the next 12 months of the reporting date. Additionally, no uncertain tax positions had been identified prior to 2013.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common shares issuable upon:	2013	2012	2011
	(in thousands)
Conversion of convertible senior notes	1,438	1,438	1,438
Exercise or vesting of share-based awards	608	838	1,016

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

Product sales by geographic location for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(in thousands)
United States	$105,345	$27,650	$28,199
Germany	54,793	40,001	29,036
International, excluding Germany	47,791	43,271	25,529

	$207,929	$110,922	$82,764

The percentage of our revenue generated in the U.S. increased in 2013 as compared to 2012 due to receipt in November 2012 of FDA approval to sell the HVAD System commercially in the U.S. The percentage of our revenue generated in the U.S. decreased in 2012 as compared to 2011 primarily due to enrollment completion in our ENDURANCE destination therapy trial, which commenced in August 2011 and completed in May 2012.

As a significant portion of our revenue is generated outside of the U.S., we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the U.S. For the years ended December 31, 2013, 2012 and 2011, no customers individually accounted for more than 10% of product sales.

Note 17. Commitments and Contingencies

At December 31, 2013, we had purchase order commitments of approximately $39.0 million related to product costs, supplies, services and property, plant and equipment purchases. Many of our materials and supplies require long lead times and purchase order commitments reflect materials that may be received up to one year from the date of order.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At December 31, 2011, we determined that settlement of the litigation discussed above was probable and that the reasonably estimable settlement amount was $1.1 million. Accordingly, we recorded a liability for the $1.1 million and a $0.2 million receivable from one of the co-defendants, who was a related party. On September 4, 2012, the settlement was funded after receiving $0.8 million from our insurance carrier in connection with the settlement of this litigation. We recorded the insurance recovery as a reduction to selling, general and administrative expenses in our statement of operations in 2012.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration and Milestone Payments

In December 2013, we acquired CircuLite using a combination of cash, stock and post-acquisition milestone payments. The milestone payments are payable based upon the achievement of six specified performance milestones. These milestone payments may be payable over the next 10 years. The maximum amount of the aggregate milestone payments could be $320 million. As of December 31, 2013, the fair value of the contingent consideration was $67.0 million.

In connection with the purchase of assets from Kriton Medical in 2003, we entered into a settlement and release agreement pursuant to which we were required to make a milestone payment of $1.25 million six months after our first circulatory assist device was approved for sale in the United States. The payment was accrued in November 2012 when the HVAD System was approved for sale in the United States, included in other accrued liabilities on our 2012 consolidated balance sheet and made in July 2013.

From time to time we invest in certain development stage entities in connection with research activities. Certain contingent milestone payments in connection with these arrangements have not been accrued in the accompanying consolidated financial statements as the amounts are indeterminate at this time.

Note 18. Guarantees

On December 16, 2008, we entered into a Deed of Cross Guarantee (the “Deed”) by and among the Group’s then-existing entities; HeartWare International, Inc., HeartWare Pty. Limited (formerly HeartWare Limited) and HeartWare Inc., whereby the companies have agreed to cross-guarantee each other’s liabilities. The Deed was established as a condition to obtaining financial reporting relief under ASIC Class Order 98/1418 which provided relief for us from the requirement to prepare and lodge audited accounts for HeartWare Pty. Limited in Australia. HeartWare International, Inc. is the holding entity, HeartWare, Inc. is the alternative Trustee and HeartWare Pty. Limited is a member of the Closed Group for purposes of the Class Order.

Note 19. Retirement Savings Plan

We have established a 401(k) plan in which substantially all of our U.S. employees are eligible to participate. Contributions made by employees are limited to the maximum allowable for U.S. federal income tax purposes. Beginning in April 2010, we commenced a matching program whereby we match employee contributions at a rate of 100% of applicable contributions up to 3% of included compensation plus 50% of applicable contributions up to the next 2% of included compensation. Our contributions to the 401(k) plan were approximately $1.1 million, $0.8 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2013
Revenue, net	$49,239	$50,836	$54,800	$53,054
Gross profit	30,459	31,970	35,271	33,761
Net loss	(12,959)	(12,934)	(11,371)	(22,048)
Net loss per common share—basic and diluted (1)	$(0.87)	$(0.79)	$(0.69)	$(1.33)
Weighted average shares outstanding—basic and diluted	14,860	16,370	16,439	16,574

2012
Revenue, net	$26,346	$29,053	$22,862	$32,662
Gross profit	15,518	16,388	11,937	16,056
Net loss	(18,845)	(22,782)	(24,986)	(21,105)
Net loss per common share—basic and diluted (1)	$(1.33)	$(1.61)	$(1.75)	$(1.46)
Weighted average shares outstanding—basic and diluted	14,121	14,157	14,274	14,451

(1)	Net loss per common share for each quarter is computed using the weighted-average number of shares outstanding during that quarter while net loss per common share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ net loss per common share may not equal the full-year loss per share.

Significant amounts in per quarter information listed above include:

•	Net loss for the quarter ended December 31, 2013 included the impairment of certain purchased intangible assets aggregating $3.7 million, $3.1 million of CircuLite operating expenses, which includes $0.6 of severance costs, and $2.3 million of transaction costs associated with the acquisition of CircuLite.

•	Net loss for the quarters ended March 31 and June 30, 2013 included foreign exchange losses of $1.9 million and $0.6 million, respectively.

•	Net loss for the quarters ended September 30 and December 31, 2013 included foreign exchange gains of $2.1 million and $0.3 million, respectively.

•	Net loss for the quarters ended March 31, June 30, September 30 and December 31, 2013 included share-based compensation expense of approximately $4.4 million, $4.9 million, $7.1 million and $5.3 million, respectively.

•	Net loss for the quarters ended March 31, June 30, September 30 and December 31, 2012 included share-based compensation expense of approximately $3.7 million, $6.3 million, $4.9 million and $3.9 million, respectively.

Note 21. Subsequent Events

We have evaluated events and transactions that occurred subsequent to December 31, 2013 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements. We did not identify any events or transactions that should be recognized or disclosed in the accompanying consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Our evaluation of internal controls over financial reporting did not include the internal controls of CircuLite, Inc., which was acquired in December 2013 and is included in the 2013 consolidated financial statements. CircuLite constituted approximately 16% of total assets (inclusive of acquired tangible assets) as of December 31, 2013 and 0% of net revenue for the year then ended. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and their respective ages are as follows:

Name	Age	Position
Douglas Godshall	49	Director, President and Chief Executive Officer
Jeffrey LaRose	52	Executive Vice President and Chief Scientific Officer
David Hathaway	66	Chief Medical Officer
Peter McAree	49	Senior Vice President and Chief Financial Officer
Larry Knopf	52	Senior Vice President, General Counsel and Secretary
James Schuermann	45	Senior Vice President, Sales and Marketing
Robert Yocher	63	Senior Vice President, Regulatory & Quality Assurance

Biographical Summaries

Douglas Godshall. Mr. Godshall has been our President and Chief Executive Officer since September 2006 and became a director in October 2006. Prior to joining HeartWare, Mr. Godshall served in various executive and managerial positions at Boston Scientific Corporation, where he had been employed since 1990, including as a member of Boston Scientific’s Operating Committee and since January 2005, as President, Vascular Surgery. Mr. Godshall also spent five years as Vice President, Business Development, at Boston Scientific, where he was focused on acquisition strategies for the cardiology, electrophysiology, neuroradiology and vascular surgery divisions. Mr. Godshall currently serves on the board of directors of pSivida Corp., a public company traded on both the NASDAQ Global Market and the Australian Securities Exchange that specializes in the development of miniaturized, injectable drug delivery systems since March 2012 and Vital Therapies, Inc. a private company that develops cell based therapies for the treatment of liver disease since May of 2013. Additionally, Mr. Godshall has been elected to the Board of Directors of the Medical Device Manufacturers Association, a national trade association, beginning in May 2014. Mr. Godshall has a Bachelor of Arts in Business from Lafayette College and Masters of Business Administration from Northeastern University in Boston, Massachusetts.

Jeffrey LaRose. Mr. LaRose is our Chief Scientific Officer and has been with the Company since its inception. Prior to joining HeartWare, since April 1999, he was involved in the development of HeartWare’s technology through his employment with Kriton Medical, which the Company acquired in 2003. He is responsible for all aspects of the design and physiological controls for HeartWare’s left ventricular assist device, the HVAD System. Mr. LaRose also leads the development of our miniaturization technology and has twenty years of experience in hydraulic technology development including roles with AEA Technology Engineering Software and Babcock and Wilcox. He holds a Master of Science in Mechanical Engineering from the University of Akron, Ohio.

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

Peter McAree. Mr. McAree joined HeartWare in July 2012 as our Senior Vice President, Chief Financial Officer and Treasurer. Previously, he served as Senior Vice President and Chief Financial Officer of Caliper Life Sciences, Inc. from April 2008 through November 2011, after having held the position of Vice President of Finance since 2003. Mr. McAree was Chief Financial Officer of Zymark Corporation from May 2000, until the acquisition of Zymark by Caliper in 2003. Having also served in financial leadership positions in other industries, Mr. McAree began his career with Arthur Andersen, Boston, where he held various positions over nearly a decade. He received his B.S. in Accountancy from Bentley University, and is a licensed Certified Public Accountant in Massachusetts.

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

James Schuermann. Mr. Schuermann joined HeartWare in September 2007 as our Senior Vice President, Sales and Marketing. Mr. Schuermann has overall responsibility for HeartWare’s global sales and marketing activities. Mr. Schuermann has over 20 years of sales and marketing experience in the medical device arena. Prior to joining HeartWare, Mr. Schuermann spent nine years in sales and marketing at Boston Scientific Corporation and held various management positions including Director of Marketing. Before joining Boston Scientific, he spent 5 years in medical sales and sales management at Sherwood Davis & Geck and 3 years in marketing at Armstrong World Industries. Mr. Schuermann received his undergraduate degree in marketing from Kelley School of Business, Indiana University, Bloomington, and his MBA from Ageno School of Business, Golden Gate University, San Francisco.

Robert Yocher. Mr. Yocher joined HeartWare in June 2011 as our Senior Vice President Regulatory and Quality. Mr. Yocher has overall responsibility for HeartWare’s quality and regulatory activities. Between 1999 and 2011, Mr. Yocher was Vice President, Regulatory Affairs and Corporate Quality Compliance at Genzyme Corporation, a global biopharmaceuticals and medical device company. Previously, Mr. Yocher worked in a variety of senior regulatory, quality and clinical positions at EDAP Technomed, Inc., a urological medical device company, BioField Corporation, a development stage medical device company, and Dornier Medical Systems, a therapeutic device company, among others. Mr. Yocher holds a Master of Health Science, Public Health Microbiology and Epidemiology, from Quinnipiac University and a Bachelor of Arts, Microbiology/Chemistry, from the University of Connecticut.

Other Information

We have a code of business conduct and ethics that applies to each director, officer and employee of the Company, including the executive, financial and accounting officers. Our code of conduct is available in the

“Corporate Governance” section on our website at www.heartware.com. We expect to make all required disclosures regarding any amendments to, or waivers from, this Code of Conduct on our website.

The other information required by this Item 10 is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission or is to be included in Item 10 of an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission, including the information set forth under the captions “Certain Relationships and Related Transactions, and Director Independence”, “Policies and Procedures for Review and Approval of Related Party Transactions”, “Corporate Governance” and “Compensation Committee Interlocks and Insider Participation,” or is to be included in Item 13 of an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission, including the information set forth under the captions “Principal Accounting Fees and Services” and “Audit Committee’s Pre-Approval Policy,” or is to be included in Item 14 of an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.

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

HeartWare International, Inc.

Date: March 2, 2014	By	/s/ Douglas Godshall
Name: Douglas Godshall
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Godshall Douglas Godshall	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2014

/s/ Peter McAree Peter McAree	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2014

/s/ C. Raymond Larkin, Jr. C. Raymond Larkin, Jr.	Chairman and Director	March 2, 2014

/s/ Timothy Barberich Timothy Barberich	Director	March 2, 2014

/s/ Cynthia Feldmann Cynthia Feldmann	Director	March 2, 2014

/s/ Seth Harrison Seth Harrison	Director	March 2, 2014

/s/ Robert Stockman Robert Stockman	Director	March 2, 2014

/s/ Robert Thomas Robert Thomas	Director	March 2, 2014

/s/ Denis Wade Denis Wade	Director	March 2, 2014

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 1, 2013, by and among HeartWare International, Inc., Chronos Merger Sub Inc., CircuLite, Inc., and Shareholder Representative Services LLC, as securityholder representative. (11)

3.1	Certificate of Incorporation of HeartWare International, Inc.(3)

3.2	Bylaws of HeartWare International, Inc. (3)

10.01	Amended and Restated Employment Agreement, dated as of December 16, 2009, by and between HeartWare International, Inc. and Douglas Godshall (9) +

10.02	Amended and Restated Employment Agreement, dated as of December 16, 2009, by and between HeartWare, Inc. and Jeffrey LaRose (17) +

10.03	Employment Agreement, dated as of December 5, 2008, between HeartWare, Inc. and James Schuermann (4) +

10.04	Employment Agreement, dated as of December 5, 2008 between HeartWare, Inc. and David R. Hathaway, M.D. (10) +

10.05	Form of Amendment to Employment Agreement (for Section 16 officers), dated December 2010 (24) +

10.06	Form of Deed of Indemnity, Access and Insurance Agreement for directors and executive officers (1) +

10.07	Letter of Appointment as a Director of the Company dated December 1, 2006 between HeartWare Limited and Robert Stockman (1) +

10.08	Letter of Appointment as a Director of the Company dated December 15, 2004 between HeartWare Limited and Robert Thomas (1) +

10.09	Letter of Appointment as a Director of the Company dated December 15, 2004 between HeartWare Limited and Denis Wade (1) +

10.10	Letter of Appointment as a Director of the Company dated September 3, 2008 between HeartWare International, Inc. and Ray Larkin (12) +

10.11	Letter of Appointment as a Director of the Company dated April 16, 2008 between HeartWare International, Inc. and Timothy J. Barberich (13) +

10.12	Letter of Appointment as a Director of the Company dated December 21, 2011 between HeartWare International, Inc. and Cynthia Feldmann (2) +

10.13	HeartWare International, Inc. 2008 Stock Incentive Plan (5) +

10.14	HeartWare International, Inc. Employee Stock Option Plan (6) +

10.15	HeartWare International, Inc. Restricted Stock Unit Plan (7) +

10.16	Form of HeartWare International, Inc. Incentive Option Terms (8) +

10.17	Nonstatutory Stock Option Notice and Agreement to 2008 Stock Incentive Plan (21) +

10.18	Restricted Stock Units Notice and Agreement to 2008 Stock Incentive Plan (22) +

10.19	Sublease agreement, dated as of October 17, 2013, by and between The TJX Companies, Inc. and HeartWare International, Inc. (33)

10.20	Business Lease, dated December 27, 2006, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC (14)

Exhibit No.	Description

10.21	First Amendment to Business Lease, dated December 27, 2006, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC, dated August 19, 2008 (15)

10.22	Second Amendment to Business Lease, dated December 27, 2006, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC, dated August 9, 2010 (23)

10.23	Third amendment to Business Lease, dated December 27, 2006, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC, dated June 30, 2011 (27)

10.24	Fourth Amendment to business lease, dated December 27, 2006, between HeartWare, Inc. and Atlantic-Philadelphia Realty LLC, dated July 30, 2012 (16)

10.25	Lease Agreement dated December 8, 2010 by and between MCP EWE LLC, as Landlord, HeartWare, Inc., as Tenant, and guaranteed by HeartWare International, Inc., as Guarantor (25)

10.26	First Amendment to Lease Agreement dated December 8, 2010 by and between MCP EWE LLC, as Landlord, HeartWare, Inc., as Tenant, and guaranteed by HeartWare International, Inc., as Guarantor, dated November 30, 2012 between The Graham Companies, as successor in interest to MCP EWE LLC, and HeartWare, Inc. (35)

10.27	Indenture dated as of December 15, 2010 between the Company and Wilmington Trust FSB, as trustee (18)

10.28	First Supplemental Indenture dated as of December 15, 2010 between the Company and Wilmington Trust FSB, as trustee (19)

10.29	Form of 3.50% Convertible Senior Notes due 2017 (20)

10.30	Separation Agreement and General Release between HeartWare, Inc. and Lauren Farrell dated as of February 26, 2013 (34) +

10.31	Offer letter, dated as of March 21, 2011, between HeartWare, Inc. and Lawrence J. Knopf (28) +

10.32	Offer letter, dated as of June 6, 2011, between HeartWare, Inc. and Robert E. Yocher (29) +

10.33	Offer Letter, dated as of June 18, 2012, between HeartWare, Inc. and Peter McAree (26) +

10.34	HeartWare International, Inc. 2012 Incentive Award Plan (30)

10.35	Form of HeartWare International Inc. 2012 Incentive Award Plan Stock Option Notice and Award Agreement (31)

10.36	Form of HeartWare International Inc. 2012 Incentive Award Plan Restricted Stock Unit Notice and Award Agreement (32)

10.37	Registration Rights Agreement, dated as of December 1, 2013, by and among HeartWare International, Inc., Shareholder Representative Services LLC, as securityholder representative, and the other parties thereto. (11)

21.1	List of Subsidiaries *

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

Exhibit No.	Description

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements. ***

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Registration Statement on Form 10 (File No. 000-52595) filed with the Securities and Exchange Commission on April 30, 2007.
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012.
(3)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.
(4)	Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2008.
(5)	Incorporated by reference to Appendix 12 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.
(6)	Incorporated by reference to Appendix 9 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.
(7)	Incorporated by reference to Appendix 10 to the Information Memorandum contained in the Company’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on September 22, 2008.
(8)	Incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-155359) filed with the Securities and Exchange Commission on November 13, 2008.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009.
(10)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.
(11)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2013.
(12)	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.
(13)	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.
(14)	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
(15)	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2010.
(16)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012.
(17)	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2010.
(18)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2010.
(19)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2010.

(20)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2010.
(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2010.
(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2010.
(24)	Incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011.
(25)	Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011.
(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2012.
(27)	Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2011.
(28)	Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2012.
(29)	Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2012.
(30)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2012.
(31)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-184358) filed with the Securities and Exchange Commission on October 10, 2012.
(32)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-184358) filed with the Securities and Exchange Commission on October 10, 2012.
(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2013.
(35)	Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2013.

*	Filed herewith
**	Furnished herewith
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.
+	Management contract or compensatory plan or arrangement.