Form 10-Q
period 2014-03-31
HeartWare International, Inc.
filed 2014-05-08
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 2, 2014
Common Stock, $0.001 Par Value Per Share	16,986,091

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation:

•	our expectations with respect to submissions to and approvals from regulatory bodies, such as the United States Food and Drug Administration (“FDA”);

•	our ability to operate our business in compliance with regulatory requirements and to implement appropriate preventive and corrective actions;

•	our expectations with respect to our clinical trials, including enrollment in, completion of, or outcomes of our clinical trials as well as approval of new clinical trials and continued access or supplemental protocols with respect to our existing clinical trials;

•	our expectations with respect to the integrity or capabilities of our intellectual property position;

•	our ability and plans to commercialize our existing products;

•	our ability and plans to develop and commercialize new products and the expected features and functionalities and possible benefits of these products;

•	our estimates regarding our capital requirements and financial performance, including earnings fluctuation and cash availability; and

•	our ability to manage the costs and achieve the benefits of our strategic initiatives including acquired companies and technologies.

Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on our forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 3, 2014, and those described from time to time in our other filings with the SEC. Investors should read this entire Quarterly Report on Form 10-Q and consult their respective financial, legal or other professional adviser in relation to the subject matter therein, especially as it pertains to our risks and uncertainties outlined in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, together with the information provided in our other public filings with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,588	$162,880
Short-term investments	34,188	37,596
Accounts receivable, net	41,335	28,052
Inventories	44,054	40,876
Prepaid expenses and other current assets	10,009	11,205

Total current assets	275,174	280,609

Property, plant and equipment, net	19,646	18,562
Goodwill	61,594	61,596
In-process research and development	35,500	35,500
Other intangible assets, net	15,854	15,975
Deferred financing costs, net	1,865	1,964
Long-term investments and other assets	15,864	15,621

Total assets	$425,497	$429,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,108	$17,914
Other accrued liabilities	38,454	35,276

Total current liabilities	53,562	53,190

Convertible senior notes, net	108,959	107,125
Contingent liabilities – See Note 4	70,140	67,000
Other long-term liabilities	3,824	3,905

Commitments and contingencies – See Note 12

Stockholders’ equity:
Preferred stock – $.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock – $.001 par value; 25,000 shares authorized; 16,978 and 16,878 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	545,873	535,817
Accumulated deficit	(348,797)	(329,353)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(8,099)	(7,859)
Unrealized gain (loss) on investments	18	(15)

Total accumulated other comprehensive loss	(8,081)	(7,874)

Total stockholders’ equity	189,012	198,607

Total liabilities and stockholders’ equity	$425,497	$429,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Revenue, net	$66,472	$49,239
Cost of revenue	22,915	18,780

Gross profit	43,557	30,459

Operating expenses:

Selling, general and administrative	24,232	16,488
Research and development	32,590	22,142
Change in fair value of contingent consideration	3,140	—

Total operating expenses	59,962	38,630

Loss from operations	(16,405)	(8,171)

Other income (expense):

Foreign exchange gain (loss)	173	(1,879)
Interest expense	(3,196)	(2,976)
Investment income, net	207	41
Other, net	—	26

Loss before income taxes	(19,221)	(12,959)
Provision for income taxes	223	—

Net loss	$(19,444)	$(12,959)

Net loss per common share — basic and diluted	$(1.15)	$(0.87)

Weighted average shares outstanding — basic and diluted	16,934	14,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013

Net loss	$(19,444)	$(12,959)
Other comprehensive income (loss)
Foreign currency translation adjustments	(240)	452
Unrealized gain (loss) on investments	33	(32)

Comprehensive loss	$(19,651)	$(12,539)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except per share data)

	Common Shares, $0.001 Par Value Per Share		Additional		Accumulated Other
	Shares		Paid-In	Accumulated	Comprehensive
	Issued	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2013	16,878	$17	$535,817	$(329,353)	$(7,874)	$198,607
Issuance of common stock in connection with an intellectual property agreement	50	—	5,000	—	—	5,000
Issuance of common stock in connection with acquisition of CircuLite	3	—	329	—	—	329
Issuance of common stock pursuant to share-based awards	47	—	370	—	—	370
Share-based compensation	—	—	4,357	—	—	4,357
Net loss	—	—	—	(19,444)	—	(19,444)
Other comprehensive loss	—	—	—	—	(207)	(207)

Balance, March 31, 2014	16,978	$17	$545,873	$(348,797)	$(8,081)	$189,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,444)	$(12,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	1,580	1,567
Amortization of intangible assets	400	121
Impairment of fixed assets	607	—
Share-based compensation expense	4,357	4,448
Amortization of premium on investments	196	112
Amortization of discount on convertible senior notes	1,834	1,626
Amortization of deferred financing costs	99	87
Change in fair value of contingent consideration	3,140	—
Other	32	(18)
Change in operating assets and liabilities:
Accounts receivable	(13,273)	(7,406)
Inventories	(3,411)	1,308
Prepaid expenses and other current assets	954	(785)
Accounts payable	(2,806)	960
Accrued interest on convertible senior notes	1,258	1,258
Other accrued liabilities	7,246	(5,986)
Other long-term liabilities	(81)	(14)

Net cash used in operating activities	(17,312)	(15,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	—	(4,256)
Maturities of investments	3,245	980
Additions to property, plant and equipment, net	(3,039)	(899)
Additions to patents	(279)	(168)

Net cash used in investing activities	(73)	(4,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	149,126
Payment of common stock issuance costs	—	(8,131)
Proceeds from exercise of stock options	370	888

Net cash provided by financing activities	370	141,883

Effect of exchange rate changes on cash and cash equivalents	(277)	1,098

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,292)	122,957

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	162,880	85,921

CASH AND CASH EQUIVALENTS — END OF PERIOD	$145,588	$208,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for HeartWare International, Inc. (“we,” “our,” “us,” “HeartWare,” the “HeartWare Group” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2014.

The preparation of our unaudited interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

Note 2. Liquidity

At March 31, 2014, we had approximately $181.0 million of cash, cash equivalents and investments.

Our cash, cash equivalents and investments are expected to be used primarily to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, research and development of new and existing products (including clinical trials), components and accessories, regulatory and other compliance functions as well as for general working capital. We believe our cash, cash equivalents and investment balances are sufficient to support our planned operations for at least the next twelve months.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. We have incurred substantial losses from operations since our inception, and losses have continued through March 31, 2014. At March 31, 2014, we had an accumulated deficit of approximately $348.8 million.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3. Balance Sheet Information

Accounts Receivable

Accounts receivable consists of amounts due from the sale of our HeartWare® Ventricular Assist System (the “HVAD System”) to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but generally do not require collateral or any other security to support credit sales. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. One customer had an accounts receivable balance greater than 10% of total accounts receivable representing approximately 10% and 15% of our total accounts receivable at March 31, 2014 and December 31, 2013, respectively.

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

The following table summarizes the change in our allowance for doubtful accounts for the three months ended March 31, 2014 and 2013:

	2014	2013
	(in thousands)
Beginning balance	$495	$750
Charges (reversals) to expense	—	—
Charge-offs	—	—

Ending balance	$495	$750

As of March 31, 2014 and December 31, 2013, we did not have an allowance for returns.

Inventories

Components of inventories are as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Raw material	$25,021	$21,761
Work-in-process	8,835	8,206
Finished goods	10,198	10,909

	$44,054	$40,876

Finished goods inventories includes inventory held on consignment at customer sites of approximately $4.6 million at March 31, 2014 and December 31, 2013.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2014	2013
		(in thousands)
Machinery and equipment	1.5 to 7 years	$20,918	$19,790
Leasehold improvements	3 to 10 years	8,271	7,131
Office equipment, furniture and fixtures	5 to 7 years	1,041	1,294
Purchased software	1 to 7 years	5,412	5,057

		35,642	33,272
Less: accumulated depreciation		(15,996)	(14,710)

		$19,646	$18,562

During the quarter ended March 31, 2014, we ceased activities at our facility in Teaneck, New Jersey and vacated the facility. Approximately $0.6 million of fixed assets at the facility were written-off upon their discontinued use. This amount is included in selling, general and administrative expenses on our condensed consolidated statements of operations.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Accrued payroll and other employee costs	$8,497	$10,840
Accrued milestone payment	—	5,000
Accrued material purchases	7,646	4,325
Accrued warranty	4,262	2,498
Accrued professional fees	3,006	2,428
Accrued research and development costs	3,380	2,307
Accrued interest payable	1,470	210
Accrued VAT	1,432	1,329
Other accrued expenses	8,761	6,339

	$38,454	$35,276

Accrued payroll and other employee costs

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $2.1 million and $6.6 million at March 31, 2014 and December 31, 2013, respectively.

Accrued Warranty

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenue and are not included in product warranty liability. No such costs were incurred in the three months ended March 31, 2014 and 2013.

The following table summarizes the change in our warranty liability for the three months ended March 31, 2014 and 2013:

	2014	2013
	(in thousands)
Beginning balance	$2,498	$543
Accrual for warranty expense	2,105	319
Warranty costs incurred during the period	(341)	(220)

Ending balance	$4,262	$642

The warranty liability as of March 31, 2014 takes into account recent increases in revenue as well as an anticipated increase in battery returns as a result of an Urgent Medical Device Correction announced by the Company on May 1, 2014. The Correction was issued following an observed increase in complaints related to earlier-than-expected battery depletion and routine battery handling.

In this notification, the Company provided information to assist patients and clinicians to monitor battery performance, recognize abnormal behaviors and reinforce proper power management of the HVAD System. The Company increased its warranty liability as of March 31, 2014 to account for an anticipated higher level of battery returns likely to be associated with increased battery performance awareness. The Company’s estimated liability for the anticipated higher level of battery returns is based upon assumptions which it considers reasonable in light of known circumstances. However, the overall level of future battery returns may vary significantly from the Company’s estimate based upon changes in warranty liability assumptions, including an increase or decrease in the actual occurrence of returned batteries.

The Company has reviewed the Correction with the United States Food and Drug Administration (“FDA”), and is in the process of notifying competent authorities similar to the FDA in countries where HeartWare’s products are sold outside of the United States.

The Company does not expect the Correction will have a material adverse effect on its financial position or results of operations.

Lease Exit Costs

In the first quarter of 2014 we ceased the use of our facility in Teaneck, New Jersey, which was subject to an operating lease that runs through the end of 2020. At March 31, 2014, we recorded a $1.7 million liability equal to the estimated fair value of the remaining lease obligation as of the cease-use date (see Note 4). In the first quarter of 2014, we also relocated our corporate headquarters and ceased activities at our former headquarters in Framingham, Massachusetts. At March 31, 2014, we recorded a $0.5 million liability equal to the remaining payments on the lease for our former headquarters as of the cease-use date. Both of these amounts are included in other accrued liabilities on our condensed consolidated balance sheets and selling, general and administrative expenses on our condensed consolidated statements of operations.

Other Accrued Expenses

In the first quarter of 2014, we incurred various costs related to our acquisition of CircuLite, including a contract termination fee of $0.7 million and severance costs aggregating $0.6 million. The aggregate $1.3 million is included in other accrued liabilities on our condensed consolidated balance sheets. We recorded $1.1 million in research and development expenses and the remaining $0.2 million in selling, general and administrative expenses on our condensed consolidated statements of operations.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, and Level 3 during the three months ended March 31, 2014 or 2013.

The carrying amounts reported on our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of March 31, 2014 and December 31, 2013 and are carried at fair value.

The following tables represents the fair value of our financial assets and financial liabilities measured at fair value on a recurring basis and which level was used in the fair value hierarchy at the respective dates.

				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
	(in thousands)
As of March 31, 2014
Assets
Short-term investments	$34,188		$34,188	$—	$34,188	$—
Long-term investments	1,225		1,225	—	1,225	—

Liabilities
Convertible senior notes	108,959	(1)	175,763	—	175,763	—
Contingent consideration	70,140		70,140	—	—	70,140
Royalties	1,009		1,009	—	—	1,009
Lease exit costs	1,676		1,676	—	—	1,676

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
	(in thousands)
As of December 31, 2013
Assets
Short-term investments	$37,596		$37,596	$—	$37,596	$—
Long-term investments	1,225		1,225	—	1,225	—

Liabilities
Convertible senior notes	107,125	(1)	174,117	—	174,117	—
Contingent consideration	67,000		67,000	—	—	67,000
Royalties	999		999	—	—	999

(1)	The carrying amount of our convertible senior notes is net of unamortized discount. See Note 7 (Debt) for more information.

Our Level 2 financial assets and liabilities include available-for-sale investments and convertible senior notes. The fair value of our available-for-sale investments and convertible senior notes was determined using quoted prices (including trade data) for the instruments in markets that are not active. The fair value of our convertible senior notes is presented for disclosure purposes only.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Our Level 3 financial liabilities include the following:

•	Contingent consideration – The estimated fair value of the contingent consideration related to our acquisition of CircuLite in December 2013 requires significant management judgment or estimation and is calculated using the income approach, using various revenue assumptions and applying a probability to each outcome. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period. Actual amounts paid may differ from the obligations recorded.

•	Royalties – Royalties represent future royalty payments to be made pursuant to agreements related to intellectual property licensed or acquired by World Heart Corporation, which we acquired in August 2012, to be paid over the next 3 to 17 years. Determination of fair value requires significant management judgment or estimation. The royalty payment obligations were valued using a discounted cash flow model, the future minimum royalty payment amounts and discount rates commensurate with our market risk and the terms of the obligations.

•	Lease exit costs – In the first quarter of 2014 we ceased the use of our facility in Teaneck, New Jersey, which was subject to an operating lease that runs through the end of 2020. At March 31, 2014, we recorded a liability equal to the estimated fair value of the remaining lease payments as of the cease-use date. The fair value was estimated based upon the discounted present value of the remaining lease payments, considering future estimated sublease income, estimated broker fees and required tenant improvements. This estimated fair value requires significant management judgment. The fair value of this liability will be remeasured at estimated fair value at each reporting period. Actual amounts paid may differ from the obligation recorded.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the three months ended March 31, 2014:

Contingent Consideration
(in thousands)

Beginning balance	$67,000
Payments	—
Change in fair value	3,140

Ending balance	$70,140

The change in the fair value of the contingent consideration in the three months ended March 31, 2014 was due to the effect of the passage of time on the fair value measurement and, to a lesser extent, the change in the price of our common stock. The expense associated with the change in fair value of contingent consideration is presented on a separate line item on our condensed consolidated statements of operations. Future charges and charge reversals will be similarly presented in future accounting periods.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the royalties for the three months ended March 31, 2014:

Royalties
(in thousands)

Beginning balance	$999
Payments	(10)
Change in fair value	20

Ending balance	$1,009

The expense associated with the change in fair value of the royalty payment obligations is included in research and development expenses on our condensed consolidated statements of operations.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2014:

	Fair Value at March 31, 2014 (in thousands)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)

Contingent consideration	$70,140	Probability weighted income approach	Milestone dates	2014 to 2022
			Discount rate	5.5% to 24.0%
			Probability of occurrence	0% to 100%

Royalties	$1,009	Discounted cash flow	Discount rate	4.8% to 7.8%

Lease exit costs	$1,676	Discounted cash flow	Sublease start date	November 2015
			Sublease rate	$26.50/square foot
			Discount rate	3.5%

Contingent Consideration

The estimated fair value of the contingent consideration related to the acquisition of the CircuLite is calculated using the income approach, with significant inputs that include various revenue assumptions, discount rates and applying a probability to each outcome. A significant delay (acceleration) in the re-launch of the SYNERGY Circulatory Support System could result in a significantly lower (higher) fair value measurement; a significant increase (decrease) in the

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

projected revenue could result in a significantly higher (lower) fair value measurement; a significant increase (decrease) in the discount rate could result in a significantly lower (higher) fair value measurement; and the changes in the probability of occurrence between the outcomes in isolation could result in a significantly lower (higher) fair value measurement.

The estimated fair value of the contingent consideration is calculated on a quarterly basis by management. Potential valuation adjustments will be made as additional information becomes available, including, among other items, the progress toward achieving re-launch of the SYNERGY Circulatory Support System, revenue and milestone targets as compared to initial projections, with the impact of such adjustments being recorded in our condensed consolidated statement of operations. In the three months ended March 31, 2014, we recorded a remeasurement adjustment to the contingent consideration in the amount of $3.1 million.

Assets That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as intangible assets, goodwill and property, plant, and equipment are evaluated for impairment annually or when indicators of impairment exist. In the three months ended March 31, 2014, we recorded an impairment charge of $0.6 million related to certain office equipment and software. No impairment was recorded for the three months ended March 31, 2013. Non-financial assets such as identified intangibles acquired in connection with our acquisition of World Heart in August 2012 and CircuLite in December 2013 are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation.

Note 5. Investments

We have cash investment policies that limit investments to investment grade rated securities. At March 31, 2014 and December 31, 2013, all of our investments were classified as available-for-sale and carried at fair value. At March 31, 2014 and December 31, 2013, our short-term investments had maturity dates of less than twenty-four months and our long-term investments had maturity dates within thirty-six months.

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:

At March 31, 2014	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments:
Corporate debt	$29,025	$24	$(6)	$29,043
Certificates of deposit	5,145	—	—	5,145

Total short-term investments	$34,170	$24	$(6)	$34,188

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

At December 31, 2013	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments:
Corporate debt	$32,221	$3	$(18)	$32,206
Certificates of deposit	5,390	—	—	5,390

Total short-term investments	$37,611	$3	$(18)	$37,596

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

For the three months ended March 31, 2014 and 2013, we did not have any realized gains or losses on our investments. At March 31, 2014 and December 31, 2013, none of our available-for-sale investments had been in a continuous loss position for more than twelve months.

Note 6. Goodwill, In-Process Research and Development and Other Intangible Assets, Net

Goodwill

The carrying amount of goodwill and the change in the balance for the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013
	(in thousands)
Beginning balance	$61,596	$1,190
Additions	—	—
Impairment	—	—
Foreign currency translation impact	(2)	—

Ending balance	$61,594	$1,190

In-Process Research and Development

The carrying value of our in-process research and development assets, which relate to the development and potential commercialization of certain acquired technologies, consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
SYNERGY System technology	$35,500	$35,500

In-process research and development has an indefinite life. At the time the economic life becomes determinable (upon project completion or abandonment) the amount will be amortized over its expected remaining life.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Other Intangible Assets

Other intangible assets, net consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Patents	$4,033	$3,754
Purchased intangible assets
Tradenames	3,700	3,700
Customer relationships	1,800	1,800
Acquired technology rights	7,925	7,925

	17,458	17,179
Less: Accumulated amortization – Patents	(869)	(800)
Less: Accumulated amortization – Purchased intangible assets	(735)	(404)

	$15,854	$15,975

Our other intangible assets are amortized using the straight-line method over their estimated useful lives as follows:

Patents	15 years
Purchased intangible assets
Tradenames	15 years
Customer relationships	20 years
Acquired technology rights	7 to 16 years

Amortization expense for the three months ended March 31, 2014 and 2013 was $0.4 million and $0.1 million, respectively.

Note 7. Debt

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Principal amount	$143,750	$143,750
Unamortized discount	(34,791)	(36,625)

Net carrying amount	$108,959	$107,125

Equity component	$55,038	$55,038

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on March 31, 2014 of $93.78 per share, was approximately $134.8 million. The fair value of our Convertible Notes as presented in Note 4 was $175.8 million at March 31, 2014.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the three months ended March 31, 2014 and 2013, interest expense related to the Convertible Notes was as follows:

	Three Months Ended March 31
	2014	2013
	(in thousands)
Stated amount at 3.5% coupon rate	$1,258	$1,258
Amortization of discount	1,834	1,626
Amortization of deferred financing costs	99	87

	$3,191	$2,971

Note 8. Stockholders’ Equity

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

On January 30, 2014, we filed a shelf registration statement with the SEC on Form S-3. This shelf registration statement allows us to offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering any combination and amount of the securities described in the prospectus contained in the registration statement or in the prospectus supplement filed with respect to a particular offering. An aggregate of 530,816 shares of our common stock were registered for issuance pursuant to various prospectus filings on January 30, 2014 in connection with our acquisition of CircuLite. As of March 31, 2014, there remained 248,872 shares of our common stock reserved for potential issuance in connection with future contingent milestone payments under the terms of the merger agreement.

Following satisfaction of a pre-specified milestone in December 2013, we were obligated to pay $5.0 million in cash or stock under the terms of a patent assignment agreement and exclusive license to certain patent applications. The $5.0 million was accrued at December 31, 2013 in other accrued liabilities on our consolidated balance sheets. We issued an aggregate of 50,330 registered shares of our common stock in January 2014 to settle this liability.

In the three months ended March 31, 2014, we issued an aggregate of 16,964 shares of our common stock upon the exercise of stock options and an aggregate of 29,999 shares of our common stock upon the vesting of restricted stock units.

In the three months ended March 31, 2013, we issued an aggregate of 27,805 shares of our common stock upon the exercise of stock options and an aggregate of 10,501 shares of our common stock upon the vesting of restricted stock units.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9. Share-Based Compensation

We allocate share-based compensation expense to cost of revenue, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three months ended March 31, 2014 and 2013, we recorded share-based compensation expense as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of revenue	$447	$532
Selling, general and administrative	2,732	2,426
Research and development	1,178	1,490

	$4,357	$4,448

Equity Plans

We have issued share-based awards to employees, non-executive directors and outside consultants through various approved plans and outside of any formal plan. New shares are issued upon the exercise of share-based awards.

Upon receipt of stockholder approval on May 31, 2012, we adopted the HeartWare International, Inc. 2012 Incentive Award Plan (“2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, deferred stock, deferred stock units, stock payments and stock appreciation rights (collectively referred to as “Awards”), to our directors, employees and consultants. Under the terms of the 2012 Plan, the total number of shares of our common stock initially reserved for issuance under Awards is 1,375,000, provided that the total number of shares of our common stock that may be issued pursuant to “Full Value Awards” (Awards other than options, SARs or other Awards for which the holder pays the intrinsic value existing as of the date of grant whether directly or by forgoing a right to receive a payment from the Company) is 1,275,000. As of March 31, 2014, 68,183 shares have been issued upon vesting of Awards issued under the 2012 Plan and Awards with respect to 554,678 shares were issued and outstanding under the 2012 Plan. Subsequent to adoption of the 2012 Plan, no new Awards will be granted under our prior plans. Any outstanding Awards under the prior plans will continue to be subject to the terms and conditions of the plan under which they were granted.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. No options were issued in the three months ended March 31, 2014 and 2013.

Information related to options granted under all of our plans at March 31, 2014 and activity in the three months then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	133	$42.82
Granted	—	—
Exercised	(17)	21.83
Forfeited	(1)	86.58
Expired	—	—

Outstanding at March 31, 2014	115	$46.56	4.62	$5,459

Exercisable at March 31, 2014	93	$38.16	3.80	$5,147

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The aggregate intrinsic values at March 31, 2014 noted in the table above represent the number of in-the-money options outstanding or exercisable multiplied by the closing price of our common stock traded on NASDAQ less the weighted average exercise price at period end.

The total intrinsic value of options exercised in the three months ended March 31, 2014 and 2013 was approximately $1.2 million and $1.6 million, respectively. Cash received from options exercised in the three months ended March 31, 2014 and 2013 was approximately $0.4 million and $0.9 million, respectively.

At March 31, 2014, there was approximately $0.3 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested options. This expense is expected to be recognized over a weighted average period of one year.

Restricted Stock Units

Each RSU represents a contingent right to receive one share of our common stock. RSUs generally vest on a pro-rata basis on each anniversary of the issuance date over three or four years or vest in accordance with performance-based criteria. The RSUs with performance-based vesting criteria vest in one or more tranches contingent upon the achievement of pre-determined milestones related to the development of our products, the achievement of certain prescribed clinical and regulatory objectives, the achievement of specific financial performance measures or similar metrics. There is no consideration payable on the vesting of RSUs issued under the plans. Upon vesting, the RSUs are exercised automatically and settled in shares of our common stock.

Information related to RSUs at March 31, 2014 and activity in the three months then ended is as follows:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	476
Granted	305
Vested/Exercised	(30)
Forfeited	(15)
Expired	—

Outstanding at March 31, 2014	736	1.85	$69,028

The aggregate intrinsic value at March 31, 2014 noted in the table above represents the closing price of our common stock traded on NASDAQ multiplied by the number of RSUs outstanding.

At March 31, 2014, 29,605 of the RSUs outstanding are subject to performance-based vesting criteria as described above.

The total intrinsic value of RSUs vested in the three months ended March 31, 2014 and 2013 was approximately $2.9 million and $0.9 million, respectively.

The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted in the three months ended March 31, 2014 and 2013 was $100.95 and $90.28, respectively.

At March 31, 2014, we had approximately $41.6 million of unrecognized compensation expense related to non-vested RSU awards, net of estimated forfeitures. This expense is expected to be recognized over a weighted average period of 1.9 years.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10. Net Loss Per Common Share

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

	Three Months Ended
	March 31,
Common shares issuable upon:	2014	2013
	(in thousands)

Conversion of convertible senior notes	1,438	1,438
Exercise or vesting of share-based awards	851	857

Note 11. Business Segment, Geographic Areas and Major Customers

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

Product sales by geographic location were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
United States	$33,788	$26,150
Germany	14,678	12,330
International, excluding Germany	18,006	10,759

	$66,472	$49,239

As a significant portion of our revenue is generated outside of the United States, we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the United States. For the three months ended March 31, 2014 and 2013, no customer exceeded 10% of product sales individually.

Note 12. Commitments and Contingencies

At March 31, 2014, we had purchase order commitments of approximately $46.1 million related to product costs, supplies, services and property, plant and equipment purchases. Many of our materials and supplies require long lead times. Our purchase order commitments reflect materials that may be received up to one year from the date of order.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Contingent Consideration and Milestone Payments

In December 2013, we acquired CircuLite using a combination of cash, stock and post-acquisition milestone payments. The milestone payments are payable based upon the achievement of six specified performance milestones over the next 10 years. The maximum amount of the aggregate milestone payments could be $320 million. As of March 31, 2014, the fair value of the contingent consideration was estimated to be $70.1 million (see Note 4).

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

Note 13. Subsequent Events

We have evaluated events and transactions that occurred subsequent to March 31, 2014 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. Except as disclosed below, we did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

As described in Note 3, on May 1, 2014 the Company announced an Urgent Medical Device Correction following an observed increase in complaints related to earlier-than-expected battery depletion and routine battery handling. In connection with the Correction, the Company increased its warranty liability as of March 31, 2014 to account for an anticipated higher level of battery returns likely to be associated with increased battery performance awareness.

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

On August 27, 2013, the FDA approved an IDE Supplement allowing us to commence enrollment in an additional patient cohort for the ENDURANCE clinical trial. In this supplemental cohort, we intend to enroll up to 310 patients receiving the HVAD System, as well as up to an additional 155 control patients using a randomization scheme consistent with the ENDURANCE protocol. Patients will be followed for 12 months after implant. We intend to incorporate the data from both this supplemental cohort and ENDURANCE into an anticipated PMA Application seeking approval of the HVAD System for the Destination Therapy indication.

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

CircuLite

On December 1, 2013, we acquired CircuLite, Inc. CircuLite is the developer of the SYNERGY Circulatory Support System, a partial support system designed to treat less sick, ambulatory, chronic heart failure patients who are not yet inotrope-dependent. While our HVAD and MVAD Systems offer minimally invasive treatment to end-stage heart failure patients, the SYNERGY platform offers potentially even less invasive and ultimately interventional options to earlier-stage heart failure patients. The SYNERGY Surgical System, which received CE Marking in the European Union in 2012, was designed for long-term support and is intended to reduce the heart’s workload while improving blood flow to vital organs. As a result of issues that arose after its commercial release, the SYNERGY system no longer carries the CE Mark and is not presently available for sale. We continue to correspond with regulatory authorities regarding adverse events involving the SYNERGY system. The SYNERGY system is currently undergoing a design review with the goal of identifying design modifications that address the issues experienced by the original commercial system. Following design modifications, the Company intends to determine a strategy for clinical evaluation and eventual return to clinical use of the SYNERGY system.

The Company is also developing a next generation endovascular version of the SYNERGY system which offers an interventional approach to circulatory support and is able to be implanted collaboratively by cardiologists and surgeons in a hybrid catheterization (“cath”) lab setting.

2014 International Society of Heart and Lung Transplantation (“ISHLT”) Conference

At the ISHLT annual meeting conference held from April 10-13, 2014 in San Diego California, preliminary data from our bridge-to-transplant (“BTT”) post-approval study (PAS) was presented. The PAS is a multi-center, prospective, registry for which data is collected from 600 HVAD patients intended for BTT (both UNOS listed and those likely to be listed) and 600 matched Controls via INTERMACS. Each patient is followed to device explant, transplantation or death.

The PAS data in the presentation, First Report on the HVAD Post Approval Study (PAS), while preliminary and based upon limited commercial experience, indicated that survival is similar with that observed in prior studies, despite sicker patients (INTERMACS 1 & 2 classification) having been implanted with the HVAD System since commercial approval in November 2012. The overall adverse event profile in the Vanderbilt study was shown to be consistent with those observed in the BTT ADVANCE clinical trial and BTT Continued Access Protocol (CAP) patient cohorts.

In a separate presentation, The HVAD Left Ventricular Assist Device: Risk factors for Neurological Events and Preventative Mitigation Strategies, 382 patients comprised of 140 ADVANCE trial patients and 242 additional patients enrolled in the BTT CAP from August 2008 through June 2013 were studied for neurological events. The results of the study indicated that enhanced blood pressure management resulted in a dramatic lowering of hemorrhagic stroke events from 0.08 events per patient year in 268 patients for which blood pressure was not closely monitored and managed compared to 0.02 events per patient year in 114 patients for whom blood pressure was closely monitored and managed.

Recent Urgent Medical Device Corrections

We issued two Urgent Medical Device Corrections in April 2014.

The first Correction was announced by us on April 24, 2014 and provides updated information to patients and clinicians with respect to the driveline connector medical device correction distributed to all of our clinical sites in December 2013. A disconnected driveline would result in a temporary pump stop which could cause serious injury or death, depending on the function of a patient’s native heart. To ensure full awareness, we are in the process of redistributing this information to clinicians and patients.

The April 24, 2014 notification requests patients to discuss the correction notice with their physician or VAD Coordinator. Clinicians are asked to inspect the patient’s driveline connector for proper locking at implant and at each routine clinic visit to ensure that the connector assembly remains secure. The notification provides instruction to both patients and clinicians should the locking mechanism fail to engage or the driveline becomes disconnected from the controller and advises clinicians to promptly call their HeartWare representative to arrange a permanent repair should these events occur.

The second Correction was announced by us on May 1, 2014. In letters to clinicians and patients, we reported an observed increase in complaints related to earlier-than-expected battery depletion and routine battery handling. This field notification provides information to assist patients and clinicians to monitor battery performance, recognize abnormal behaviors and reinforce proper power management. In connection with this Correction, the Company provided for an increase in battery warranty returns as a result of heightened power management awareness by patients and clinicians.

The Company does not expect the Corrections will have a material adverse effect on its financial position or results of operations.

The Company has reviewed the above Corrections with the FDA, and is in the process of notifying competent authorities similar to the FDA in countries where HeartWare’s products are sold outside of the United States.

Summary of Recent Financial Performance

Total revenue was $66.5 million for the quarter ended March 31, 2014, reflecting 29% revenue growth in the United States, where our HVAD System is labeled solely for bridge-to-transplantation indications, and 42% internationally where the HVAD System is more broadly indicated for general long-term heart failure patients. In each case, revenue growth reflected continued market penetration within existing customer accounts and to a lesser extent revenue contributed from newly added customers. 665 total HVAD Systems were sold during the first quarter of 2014, compared to 524 units sold during the fourth quarter of 2013 and 482 units sold in the first quarter of 2013, reflecting continued volatility in the VAD market. As of March 31, 2014, the Company had 101 customers in the United States and 146 customers internationally.

We realized an improvement in gross margin percentage, to 65.5% in the first quarter compared to 63.6% in fourth quarter of 2013 and 61.9% in the first quarter of 2013. This continued improvement relates primarily to production efficiencies associated with increased manufacturing throughput.

Operating expenses in the first quarter of 2014 increased to $60.0 million, compared to $53.3 million in the fourth quarter of 2013 and $38.6 million in the first quarter of 2013. The increased level of operating expenses reflects ongoing investments to support revenue growth, together with operating expenses of CircuLite, which was acquired on December 1, 2013.

First quarter operating expenses included $3.1 million for the increase in the estimated fair value of the contingent consideration obligations related to our acquisition of CircuLite, $0.3 million of acquired intangible asset amortization and $4.1 million of restructuring charges, including $2.2 million for lease exit costs, $0.6 million of asset impairment charges, $0.6 million for CircuLite employee severance and $0.7 million for miscellaneous contract termination costs.

We recorded a net loss of $19.4 million during the first quarter of 2014, an increase of $6.4 million compared to a net loss of $13.0 million in the first quarter of 2013; however, the increased net loss takes into consideration a $7.4 million increase in acquisition and restructuring related charges compared to the first quarter of 2013.

These summary results are more fully described in Results of Operations below.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on March 3, 2014. During the three months ended March 31, 2014, there were no significant changes to any of our significant accounting policies.

Our most critical accounting policies and estimates include: revenue recognition, inventory capitalization and valuation, accounting for share-based compensation, measurement of fair value, valuation of tax assets and liabilities, long-lived assets, intangible assets and goodwill, and contingent consideration. We also have other key accounting policies that are less subjective and, therefore, their application is less subject to variations that would have a material impact on our reported results of operations. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2013 Annual Report on Form 10-K.

Results of Operations

Three months ended March 31, 2014 and 2013

Revenue, net

In the three months ended March 31, 2014 and 2013, we generated revenue through commercial sales and clinical trials.

	Three Months Ended
	March 31,
	2014	2013	Change
	(in thousands)
Revenue, net	$66,472	$49,239	35%

Total revenue was $66.5 million for the quarter ended March 31, 2014, reflecting 29% revenue growth in the United States, where our HVAD System is labeled solely for bridge-to-transplantation indications, and 42% internationally where the HVAD System is more broadly indicated for general long-term heart failure patients. In each case, revenue growth reflected continued market penetration within existing customer accounts and to a lesser extent revenue contributed from newly added customers.

Our U.S. revenue was $33.8 million for the quarter ended March 31, 2014 compared to $26.2 million during the quarter ended March 31, 2013. A total of 313 pumps were sold in the U.S. during the first quarter of 2014 compared to 238 pumps sold in the same period of 2013. The U.S. revenue increase included approximately 35 HVAD Systems sold under the Company’s supplemental patient cohort for the ENDURANCE clinical trial.

Our international revenue was $32.7 million for the quarter ended March 31, 2014 compared to $23.1 million during the quarter ended March 31, 2013. A total of 352 pumps were sold internationally during the first quarter of 2014 compared to 244 pumps sold in the same period of 2013.

Changes in foreign currency exchange rates favorably impacted net revenue by approximately $1.0 million, or 2.0% in the three months ended March 31, 2014, compared to the same period in 2013. In 2014, approximately 47% of our net revenue was denominated in foreign currencies including principally the Euro and British pound compared to 41% in 2013. Movements in foreign currency exchange rates have had an effect on our reported revenue amounts in the past and could have a significant favorable or unfavorable impact on our reported revenue amounts in the future.

We expect to continue to generate and grow commercial revenue from product sales as we further expand our sales and marketing efforts on a global basis. Future product sales are dependent on many factors, including perception of product performance and market acceptance among physicians, patients, health care payers and the medical community as well as our capacity to meet customer demand by manufacturing sufficient quantities of our products.

Cost of Revenue

Cost of revenue includes costs associated with manufacturing and distributing our products and consists of direct materials, labor and overhead expenses allocated to the manufacturing process, provisions for excess or obsolete inventory, and shipping costs. Cost of revenue totaled approximately $22.9 million and $18.8 million in the three months ended March 31, 2014 and 2013, respectively.

Gross profit and gross margin percentage are as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Gross profit	$43,557	$30,459
Gross margin %	66%	62%

The increase in gross margin percentage was primarily a result of production efficiencies associated with increased manufacturing throughput, partially offset by an increase in our warranty liability and excess and obsolescence reserves. As described in Note 3 to the condensed consolidated financial statements included in this report, our warranty liability as of March 31, 2014 takes into consideration recent increases in revenue as well as an anticipated increase in battery returns as a result of the Urgent Medical Device Correction we announced on May 1, 2014.

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

	Three Months Ended
	March 31,
	2014	2013	Change
	(in thousands)
Total selling, general and administrative expenses	$24,232	$16,488	47%
% of operating expenses	40%	43%

The increase of $7.7 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 included approximately $3.0 million of restructuring charges related to our acquisition of CircuLite. These expenses included lease exit costs associated with facilities we vacated in Massachusetts and New Jersey, severance costs and asset impairment charges. The remainder of the increase resulted primarily from commercial expansion and included $2.5 million of salaries and related costs associated with headcount growth and $1.1 million of increased travel, conference, tradeshows and other marketing expenditures. Other administrative expenses, including professional fees and non-cash share-based compensation expense, increased by approximately $0.9 million.

We expect our selling, general and administrative expenses to continue to increase periodically as we continue to expand our sales and distribution capabilities in an effort to increase market penetration on a global basis as well as enhance our administrative capabilities to support our overall corporate growth.

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

	Three Months Ended
	March 31,
	2014	2013	Change
	(in thousands)
Total research and development expenses	$32,590	$22,142	47%
% of operating expenses	54%	57%

The increase of $10.4 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to a $4.5 million increase in development project costs, including consumables, outside engineering, consultants and contractors. We also experienced a $2.6 million increase in salaries and related costs associated with headcount growth, an increase in animal study and clinical trial costs of $2.4 million and $0.5 million in fees related to the cancellation of a development agreement. In connection with our acquisition of CircuLite, we recorded restructuring charges aggregating $1.1 million, including contract termination fees and severance costs.

We expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future as we continue to incur substantial development costs related to our next generation products, including the Pal controller, the MVAD System and certain early research initiatives, clinical trial expenses related to clinical trials for the HVAD System in new markets and expanded indications and for the MVAD System both in Europe and the United States, as well as ongoing clinical trial expenses associated with bridge-to-transplant post-approval study requirements and ongoing patient follow-up related to the ENDURANCE clinical trial. In addition, we anticipate ongoing research and development expenditures with respect to the SYNERGY Surgical System.

Change in Fair Value of Contingent Consideration

On December 1, 2013, we acquired CircuLite, Inc. using a combination of cash and stock. In addition to initial consideration paid at closing, the former CircuLite securityholders may be entitled to receive additional shares of HeartWare common stock (or cash, in certain cases, at our discretion) upon the achievement of six specified performance milestones. The estimated fair value of the contingent consideration is calculated on a quarterly basis by management. In the three months ended March 31, 2014, we recorded a $3.1 million charge for the increase in the estimated fair value of the contingent consideration from December 31, 2013 to March 31, 2014. The change in the fair value of the contingent consideration in the three months ended March 31, 2014 was due to the effect of the passage of time on the fair value measurement and, to a lesser extent, the change in the price of our common stock.

The estimated fair value of the contingent consideration requires significant management judgment or estimation and is calculated using the income approach. We utilize significant inputs, including various revenue assumptions, discount rates and apply a probability to each outcome. Potential valuation adjustments will be made as additional information becomes available, including, among other items, the progress toward achieving re-launch of the SYNERGY Circulatory Support System, revenue and milestone targets as compared to initial projections. The effect of these adjustments will be recorded in our condensed consolidated statement of operations.

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

In the three months ended March 31, 2014, our net foreign exchange gain totaled approximately $0.2 million compared to a net loss of approximately $1.9 million in the same period of 2013. In 2014 and 2013, the majority of our realized and unrealized foreign exchange gains and losses resulted from the settlement of certain balance sheet accounts, primarily accounts receivable that were denominated in foreign currencies, and the remeasurement to U.S. dollars at period end of certain balance sheet accounts, denominated in foreign currencies, primarily the Euro. We expect to continue to realize foreign exchange gains and losses for the foreseeable future as a significant portion of our sales is denominated in foreign currencies. We do not currently utilize foreign currency contracts to manage foreign exchange risks.

Interest Expense

Interest expense in 2014 and 2013 primarily consists of interest incurred on the principal amount of our convertible senior notes issued in December 2010, amortization of the related discount and amortization of the portion of the deferred financing costs allocated to the debt component. The convertible senior notes bear interest at a rate of 3.5% per annum. The discount on the convertible senior notes and the deferred financing costs are being amortized to interest expense through the December 15, 2017 maturity date of the convertible senior notes using the effective interest method.

In the three months ended March 31, 2014, interest expense was approximately $3.2 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.9 million of non-cash amortization of the discount and deferred financing costs. In the three months ended March 31, 2013, interest expense was approximately $3.0 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.7 million of non-cash amortization of the discount and deferred financing costs.

Investment Income, net

Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $0.2 million in the three months ended March 31, 2014, compared to $0.04 million in the same period in the prior year. Due to our public offering of our common stock completed in March 2013, which resulted in net proceeds of approximately $141.0 million, we maintained higher average balances during the first quarter of 2014 compared to 2013. We continue to experience low interest rates on our deposits and available-for-sale investments.

Income Taxes

We are subject to taxation in the United States and jurisdictions outside of the United States. These jurisdictions have different marginal tax rates. Foreign earnings are considered to be permanently reinvested in operations outside the U.S. and therefore we have not provided for U.S. income taxes on these unrepatriated foreign earnings. We have incurred significant U.S. losses since inception, however, changes in issued capital and share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and therefore a 100% valuation allowance has been recorded against our net deferred tax assets. As of March 31, 2014, our tax provision includes estimated foreign taxes in jurisdictions where wholly-owned subsidiaries may be subject to current taxes.

Liquidity and Capital Resources

As of March 31, 2014 and 2013, our cash and cash equivalents were approximately $145.6 million as compared to $162.9 million at December 31, 2013.

Following is a summary of our cash flow activities:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(17,312)	$(15,681)
Net cash used in investing activities	(73)	(4,343)
Net cash provided by financing activities	370	141,883
Effect of exchange rate changes on cash and cash equivalents	(277)	1,098

Net (decrease) increase in cash and cash equivalents	$(17,292)	$122,957

Cash Used in Operating Activities

For the three months ended March 31, 2014, cash used in operating activities included a net loss of approximately $19.4 million and non-cash adjustments to net loss totaling approximately $12.2 million, which primarily consisted of $4.4 million of share-based compensation, $2.0 million of depreciation and amortization on long-lived assets, $1.8 million for the amortization of the discount on our convertible notes and $0.6 million for the impairment of fixed assets. Also included in cash used in operating activities in the three months ended March 31, 2014 was approximately $13.3 million in increased trade accounts receivable, $3.4 million for the purchase and manufacture of inventories and $2.8 million for the payment of trade accounts payable. These amounts were partially offset by increases in accrued liabilities of $7.2 million and accrued interest on our convertible senior notes of $1.3 million.

For the three months ended March 31, 2013, cash used in operating activities included a net loss of approximately $13.0 million and non-cash adjustments to net loss totaling approximately $7.9 million, which primarily consisted of $4.4 million of share-based compensation, $1.6 million for the amortization of the discount on our convertible notes and $1.7 million of depreciation and amortization on long-lived assets. Also included in cash used in operating activities in the three months ended March 31, 2013 was approximately $7.4 million in increased trade accounts receivable, $6.0 million for the payment of accrued liabilities and $0.8 million for prepaid expenses and other current assets. These amounts were partially offset by increases in accrued interest on our convertible senior notes of $1.3 million and trade accounts payable of $1.0 million.

Cash Used in Investing Activities

In the three months ended March 31, 2014, net cash used by investing activities included $3.0 million to acquire property, plant and equipment. Other investing activities in the three months ended March 31, 2014 used cash of approximately $0.3 million. These amounts were offset by maturities of available-for-sale securities aggregating $3.2 million.

In the three months ended March 31, 2013, net cash used by investing activities included $3.3 million for the purchase (net of maturities) of available-for-sale securities. Other investing activities in the three months ended March 31, 2013 used cash of approximately $1.0 million, primarily to acquire property, plant and equipment.

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

The exercise of stock options in the three months ended March 31, 2014 and 2013 resulted in cash proceeds of approximately $0.4 million and $0.9 million, respectively.

Operating Capital and Capital Expenditure Requirements

We have incurred operating losses to date and anticipate that we will continue to consume cash and incur substantial net losses as we expand our sales and marketing capabilities, develop new products and seek regulatory approvals for expanded indications of the HVAD System in the United States. For the remainder of 2014, cash on hand is expected to be used primarily to fund our ongoing operations, including:

•	expanding our sales and marketing capabilities on a global basis;

•	growing market penetration particularly in United States;

•	continued product development, including development of the MVAD Pump and Pal controller, and clinical trials related to expanded indications of the HVAD System;

•	pre-clinical and clinical costs relating to prospective first human implants of the MVAD Pump;

•	development and relaunch efforts with respect to the SYNERGY Surgical System;

•	development of the next generation endovascular system with respect to the SYNERGY platform;

•	regulatory and other compliance functions;

•	expand work in process and finished goods inventory to support ongoing operations;

•	planned investments in infrastructure to support our growth; and

•	general working capital.

Our convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. To date, all interest payments have been paid on a timely basis. Based on the outstanding principal amount of our convertible senior notes at March 31, 2014, the semi-annual interest payments due on June 15 and December 15, 2014 will be approximately $2.5 million each. These amounts are expected to be paid from cash on hand.

We believe cash on hand and investment balances as of March 31, 2014 are sufficient to support our planned operations for at least the next twelve months. At March 31, 2014, approximately $4.2 million of our cash on hand was held in foreign locations, including Australia, Germany and the United Kingdom. To date, the Company has not had unremitted foreign earnings and has not incurred U.S. federal and state income taxes related to repatriated earnings. As our operations in our foreign subsidiaries grow, we may generate foreign earnings. Any repatriation of those earnings to the United States would likely result in us incurring federal and state income taxes. We currently plan to permanently reinvest any earnings of our foreign subsidiaries.

Because of the numerous risks and uncertainties associated with the development of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to maintain regulatory approvals, fund commercial expansion, and develop and obtain regulatory approvals for new products. Our future capital requirements will depend on many factors, including but not limited to the following:

•	commercial acceptance of our products;

•	reimbursement of our products by governmental agencies and third party payers;

•	costs to manufacture and ensure regulatory compliance of our products;

•	expenses required to operate multiple clinical trials;

•	further product research and development for next generation products and expanding indications for our products as well as efforts to sustain and implement incremental improvements to existing products;

•	expanding our sales and marketing capabilities on a global basis;

•	broadening our infrastructure in order to meet the needs of our growing operations, including regulatory compliance;

•	expenses related to funding and integrating strategic investments, acquisitions and collaborative arrangements;

•	payment of the 2.3% excise tax on gross revenue from the sale of our medical devices in the United States imposed by the Patient Protection and Affordable Care Act;

•	payment of our convertible notes on maturity if not converted or repurchased; and

•	complying with the requirements related to being a public company in the United States.

Contractual Obligations

In the three months ended March 31, 2014, there were no material changes outside the ordinary course of business to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2013 Annual Report on Form 10-K filed with the SEC on March 3, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report you should carefully consider the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March  3, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 29, 2014, following the satisfaction of a pre-specified milestone under the terms of a 2012 patent assignment and license agreement, we issued an aggregate of 50,330 unregistered shares of our common stock to the inventor of certain intellectual property in partial consideration of the assignment and license to us of the intellectual property pursuant to the 2012 agreement. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Shortly following the issuance of the shares to the assignor, the shares were registered for resale on Form S-3 pursuant to a Prospectus Supplement filed with the SEC on January 30, 2014 in accordance with Rule 424(b)(7). HeartWare did not engage in, nor has engaged in, a general solicitation with respect to the issuance and sale of the shares, and HeartWare did not receive, nor will receive, any proceeds from the sale of the shares.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of HeartWare International, Inc. (1)

3.2	Bylaws of HeartWare International, Inc. (1)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements. ***

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.
*	Filed herewith
***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.

Date:	May 8, 2014	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2014	/s/ Peter F. McAree
Peter F. McAree
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.