Form 10-Q
period 2014-06-30
HeartWare International, Inc.
filed 2014-08-05
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 25, 2014
Common Stock, $0.001 Par Value Per Share	17,003,784

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

Trademarks

HEARTWARE®, HVAD®, MVAD®, PAL™, CIRCULITE®, SYNERGY® and various company logos are the trademarks of the Company. All other trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation:

•	our ability to implement systemic improvements necessary to satisfactorily address the observations cited in the June 2, 2014 warning letter we received from the United States Food and Drug Administration (“FDA”);

•	our expectations with respect to submissions to and approvals from regulatory bodies, such as the FDA;

•	our ability to operate our business in compliance with regulatory requirements and to implement appropriate corrective and preventive actions;

•	our expectations with respect to our clinical trials, including enrollment in, completion of, or outcomes of our clinical trials as well as approval of new clinical trials and continued access or supplemental protocols with respect to our existing clinical trials;

•	our expectations with respect to the integrity or capabilities of our intellectual property position;

•	our ability and plans to commercialize our existing products;

•	our ability and plans to develop and commercialize new products and the expected features, functionalities and benefits of these products;

•	our estimates regarding our capital requirements and financial performance, including earnings fluctuation and cash availability; and

•	our ability to manage the costs and achieve the benefits of our strategic initiatives including acquired companies and technologies.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$146,595	$162,880
Short-term investments	36,104	37,596
Accounts receivable, net	36,487	28,052
Inventories	45,692	40,876
Prepaid expenses and other current assets	7,780	11,205

Total current assets	272,658	280,609

Property, plant and equipment, net	19,843	18,562
Goodwill	61,581	61,596
In-process research and development	35,500	35,500
Other intangible assets, net	16,010	15,975
Deferred financing costs, net	1,764	1,964
Long-term investments and other assets	14,855	15,621

Total assets	$422,211	$429,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,794	$17,914
Other accrued liabilities	35,348	35,276

Total current liabilities	47,142	53,190

Convertible senior notes, net	110,849	107,125
Contingent liabilities – See Note 4	56,440	67,000
Other long-term liabilities	3,991	3,905

Commitments and contingencies – See Note 12

Stockholders’ equity:
Preferred stock – $.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock – $.001 par value; 25,000 shares authorized; 16,997 and 16,878 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	552,673	535,817
Accumulated deficit	(340,433)	(329,353)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(8,427)	(7,859)
Unrealized loss on investments	(41)	(15)

Total accumulated other comprehensive loss	(8,468)	(7,874)

Total stockholders’ equity	203,789	198,607

Total liabilities and stockholders’ equity	$422,211	$429,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue, net	$70,131	$50,836	$136,603	$100,075
Cost of revenue	22,955	18,866	45,870	37,646

Gross profit	47,176	31,970	90,733	62,429

Operating expenses:

Selling, general and administrative	20,948	17,217	45,180	33,704
Research and development	26,913	24,188	59,504	46,330
Change in fair value of contingent consideration	(13,700)	—	(10,560)	—

Total operating expenses	34,161	41,405	94,124	80,034

Income (loss) from operations	13,015	(9,435)	(3,391)	(17,605)

Other income (expense):

Foreign exchange gain (loss)	18	(619)	191	(2,498)
Interest expense	(3,251)	(3,030)	(6,447)	(6,005)
Investment income, net	199	68	406	109
Other, net	(1,264)	82	(1,264)	106

Income (loss) before income taxes	8,717	(12,934)	(10,505)	(25,893)
Provision for income taxes	353	—	575	—

Net income (loss)	$8,364	$(12,934)	$(11,080)	$(25,893)

Net income (loss) per common share:
Basic	$0.49	$(0.79)	$(0.65)	$(1.66)

Diluted	$0.48	$(0.79)	$(0.65)	$(1.66)

Weighted average shares outstanding:
Basic	16,989	16,370	16,962	15,619

Diluted	17,305	16,370	16,962	15,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$8,364	$(12,934)	$(11,080)	$(25,893)
Other comprehensive income (loss)
Foreign currency translation adjustments	(328)	390	(568)	842
Unrealized loss on investments	(59)	(12)	(26)	(44)

Comprehensive income (loss)	$7,977	$(12,556)	$(11,674)	$(25,095)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share data)

	Common Shares, $0.001 Par Value Per Share		Additional		Accumulated Other
	Shares Issued	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Total

Balance, December 31, 2013	16,878	$17	$535,817	$(329,353)	$(7,874)	$198,607
Issuance of common stock in connection with an intellectual property agreement	50	—	5,000	—	—	5,000
Issuance of common stock in connection with acquisition of CircuLite	3	—	329	—	—	329
Issuance of common stock pursuant to share-based awards	66	—	613	—	—	613
Share-based compensation	—	—	10,914	—	—	10,914
Net loss	—	—	—	(11,080)	—	(11,080)
Other comprehensive loss	—	—	—	—	(594)	(594)

Balance, June 30, 2014	16,997	$17	$552,673	$(340,433)	$(8,468)	$203,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,080)	$(25,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	3,208	3,204
Amortization of intangible assets	810	246
Impairment of fixed assets	607	—
Share-based compensation expense	10,914	9,377
Amortization of premium on investments	326	254
Amortization of discount on convertible senior notes	3,724	3,303
Amortization of deferred financing costs	200	176
Change in fair value of contingent consideration	(10,560)	—
Other	1,305	95
Change in operating assets and liabilities:
Accounts receivable	(8,494)	(8,665)
Inventories	(5,559)	410
Prepaid expenses and other current assets	2,912	(1,157)
Accounts payable	(6,102)	(1,165)
Other accrued liabilities	5,416	(2,555)
Other long-term liabilities	86	(40)

Net cash used in operating activities	(12,287)	(22,410)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(13,485)	(17,965)
Maturities of investments	14,625	1,981
Additions to property, plant and equipment, net	(4,453)	(1,388)
Additions to patents	(845)	(410)

Net cash used in investing activities	(4,158)	(17,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	149,126
Payment of common stock issuance costs	—	(8,131)
Proceeds from exercise of stock options	613	1,704

Net cash provided by financing activities	613	142,699

Effect of exchange rate changes on cash and cash equivalents	(453)	1,596

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,285)	104,103

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	162,880	85,921

CASH AND CASH EQUIVALENTS — END OF PERIOD	$146,595	$190,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for HeartWare International, Inc. (“we,” “our,” “us,” “HeartWare,” the “HeartWare Group” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014 and cash flows for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2014.

The preparation of our unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The updated standard becomes effective for us in the first quarter of our fiscal year ending December 31, 2017. We have not yet selected a transition method and we are currently evaluating the effect that the ASU 2014-09 will have on our consolidated financial statements and related disclosures.

With the exception of the standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2014, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance or potential significance to us.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2. Liquidity

At June 30, 2014, we had approximately $183.9 million of cash, cash equivalents and investments.

Our cash, cash equivalents and investments are expected to be used primarily to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, research and development (including clinical trials) of new and existing products, components and accessories, regulatory and other compliance functions as well as for general working capital. We believe our cash, cash equivalents and investment balances are sufficient to support our planned operations for at least the next twelve months.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. We have incurred substantial losses from operations since our inception through June 30, 2014, although for the quarter ended June 30, 2014 we recognized an operating profit as a result of a $13.7 million reduction in the fair value of contingent consideration (see Note 4). At June 30, 2014, we had an accumulated deficit of approximately $340.4 million.

Note 3. Balance Sheet Information

Accounts Receivable

Accounts receivable consists of amounts due from the sale of our HeartWare® Ventricular Assist System (the “HVAD System”) to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but generally do not require collateral or any other security to support credit sales. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. One customer had an accounts receivable balance greater than 10% of total accounts receivable representing approximately 14% and 15% of our total accounts receivable at June 30, 2014 and December 31, 2013, respectively.

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

The following table summarizes the change in our allowance for doubtful accounts for the six months ended June 30, 2014 and 2013:

	2014	2013
	(in thousands)
Beginning balance	$495	$750
Charges (reversals) to expense	—	—
Charge-offs	—	—

Ending balance	$495	$750

As of June 30, 2014 and December 31, 2013, we did not have an allowance for returns.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Inventories

Components of inventories are as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Raw material	$23,811	$21,761
Work-in-process	9,212	8,206
Finished goods	12,669	10,909

	$45,692	$40,876

Finished goods inventories includes inventory held on consignment at customer sites of approximately $5.1 million and $4.6 million at June 30, 2014 and December 31, 2013, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2014	2013
		(in thousands)
Machinery and equipment	1.5 to 7 years	$20,862	$19,790
Leasehold improvements	3 to 10 years	8,564	7,131
Office equipment, furniture and fixtures	5 to 7 years	1,901	1,294
Purchased software	1 to 7 years	5,837	5,057

		37,164	33,272
Less: accumulated depreciation		(17,321)	(14,710)

		$19,843	$18,562

In the first quarter of 2014, we ceased activities at our facility in Teaneck, New Jersey and vacated the facility and recorded an impairment charge of $0.6 million related to certain office equipment and software at the facility upon their discontinued use. This amount is included in selling, general and administrative expenses on our condensed consolidated statements of operations.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Accrued payroll and other employee costs	$9,012	$10,840
Accrued milestone payment	—	5,000
Accrued material purchases	5,655	4,325
Accrued warranty	3,400	2,498
Accrued product recall costs	3,018	—
Accrued professional fees	1,388	2,428
Accrued research and development costs	2,656	2,307
Accrued restructuring costs	2,026	245
Accrued VAT	1,708	1,329
Other accrued expenses	6,485	6,304

	$35,348	$35,276

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Accrued Payroll and Other Employee Costs

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $4.1 million and $6.6 million at June 30, 2014 and December 31, 2013, respectively.

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

The following table summarizes changes in our warranty liability for the six months ended June 30, 2014 and 2013:

	2014	2013
	(in thousands)
Beginning balance	$2,498	$543
Accrual for warranty expense	1,790	500
Warranty costs incurred during the period	(888)	(345)

Ending balance	$3,400	$698

The warranty liability as of June 30, 2014 takes into account recent substantial increases in product sales which are covered by our limited warranty policy.

Accrued Product Recall Costs

In April 2014, we implemented an Urgent Medical Device Correction following an observed increase in complaints related to earlier-than-expected battery depletion and routine battery handling. This notification provided information to assist patients and clinicians to monitor battery performance, recognize abnormal behaviors and reinforce proper power management of the HVAD System. We increased our warranty liability in the first quarter of 2014 to account for an anticipated higher level of battery returns likely to be associated with increased battery performance awareness following implementation of the field safety corrective action. On July 30, 2014, we extended our field safety corrective action to include a voluntary recall of certain older batteries. The recall instructs sites to replace certain older batteries in the field upon patients’ routine visits in order to further mitigate the potential risks associated with premature battery depletion.

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenue and are not included in product warranty liability. During the quarter ended June 30, 2014, we recorded a $1.7 million charge for estimated costs associated with the battery recall discussed above.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Accrued Restructuring Costs

The following table summarizes changes in our accrued restructuring costs during the six months ended June 30, 2014:

	Facility Leases	Severance and Related	Contract Termination	Total
	(in thousands)
Beginning balance	$—	$245	$—	$245
Restructuring charges	2,204	715	688	3,607
Payments	(449)	(615)	(688)	(1,752)
Adjustments to estimated obligations	(57)	(31)	—	(88)
Change in fair value	14	—	—	14

Ending balance	$1,712	$314	$—	$2,026

The restructuring obligations reflected above resulted from the following actions:

Facility Closures

In the first quarter of 2014 we ceased the use of our facility in Teaneck, New Jersey, which was subject to an operating lease that runs through the end of 2020. In connection with this action, we recorded a $1.7 million liability equal to the estimated fair value of the remaining lease obligation as of the cease-use date (see Note 4). In the first quarter of 2014, we also relocated our corporate headquarters and ceased activities at our former headquarters in Framingham, Massachusetts. In connection with this action, we recorded a $0.5 million liability equal to the aggregate of the remaining payments on the lease for our former headquarters as of the cease-use date. Both of these items are included in selling, general and administrative expenses on our condensed consolidated statements of operations.

Severance Agreements

In the first six months of 2014, we incurred various costs related to the integration of CircuLite’s operations, including severance costs aggregating $0.6 million, the majority of which were recorded in the first quarter of 2014. We recorded $0.4 million in research and development expenses and the remaining $0.2 million in selling, general and administrative expenses on our condensed consolidated statements of operations.

Contract Termination

As a result of anticipated design modifications to the SYNERGY system and our decision to move manufacturing of the SYNERGY system to our Miami Lakes facility, we terminated a supply agreement with a vendor in Germany for the purchase of components necessary to produce the prior-to-modification version of the SYNERGY system. In connection with the termination of this supply agreement, we recorded a charge of $0.7 million in the first quarter of 2014, which is included in research and development expenses on our condensed consolidated statements of operations.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the six months ended June 30, 2014 or 2013.

The carrying amounts reported on our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of June 30, 2014 and December 31, 2013 and are carried at fair value.

The following tables represents the fair value of our financial assets and financial liabilities measured at fair value on a recurring basis and which level was used in the fair value hierarchy at the respective dates.

				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
	(in thousands)
As of June 30, 2014
Assets
Short-term investments	$36,104		$36,104	$—	$36,104	$—
Long-term investments	1,225		1,225	—	1,225	—

Liabilities
Convertible senior notes	110,849	(1)	168,323	—	168,323	—
Contingent consideration	56,440		56,440	—	—	56,440
Royalties	965		965	—	—	965
Lease exit costs	1,466		1,466	—	—	1,466

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Our Level 3 financial liabilities include the following:

•	Contingent consideration – The estimated fair value of the contingent consideration related to our acquisition of CircuLite in December 2013 requires significant management judgment or estimation and is calculated using the income approach, using various revenue assumptions and applying a probability to each outcome. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period. Actual amounts paid may differ from the obligations recorded.

•	Royalties – Royalties represent future royalty payments to be made pursuant to agreements related to intellectual property licensed or acquired by World Heart Corporation, which we acquired in August 2012, to be paid over the next 3 to 17 years. Determination of fair value requires significant management judgment or estimation. The royalty payment obligations were valued using a discounted cash flow model, the future minimum royalty payment amounts and discount rates commensurate with our market risk and the terms of the obligations.

•	Lease exit costs – In the first quarter of 2014 we ceased the use of our facility in Teaneck, New Jersey, which was subject to an operating lease that runs through the end of 2020, and we recorded a liability equal to the estimated fair value of the remaining lease payments as of the cease-use date. The fair value was estimated based upon the discounted present value of the remaining lease payments, considering future estimated sublease income, estimated broker fees and required tenant improvements. This estimated fair value requires significant management judgment. The fair value of this liability will be remeasured at estimated fair value at each reporting period. Actual amounts paid may differ from the obligation recorded.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the six months ended June 30, 2014:

Contingent Consideration
(in thousands)

Beginning balance	$67,000
Payments	—
Change in fair value	(10,560)

Ending balance	$56,440

The change in fair value of the contingent consideration in the six months ended June 30, 2014 was primarily due to a $16.6 million reduction as a result of the probable unlikelihood of achieving the performance milestone conditions related to the re-launch of the SYNERGY Surgical System, which is undergoing redesign following its removal from the market in 2013 and loss of CE marking in the European Union in March 2014. This decrease in fair value was partially offset by a $6.0 million increase in fair value due to the effect of the passage of time on the fair value measurement. Adjustments associated with the change in fair value of contingent consideration are presented on a separate line item on our condensed consolidated statements of operations. Adjustments will be similarly presented in future accounting periods.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the royalties for the six months ended June 30, 2014:

Royalties
(in thousands)

Beginning balance	$999
Payments	(70)
Change in fair value	36

Ending balance	$965

The expense associated with the change in fair value of the royalty payment obligations is included in research and development expenses on our condensed consolidated statements of operations.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the lease exit costs for the six months ended June 30, 2014:

Lease Exit Costs
(in thousands)

Beginning balance	$—
Accruals	1,676
Payments	(224)
Change in fair value	14

Ending balance	$1,466

The expense associated with the change in fair value of the lease exit costs is included in selling, general and administrative expenses on our condensed consolidated statements of operations.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2014:

	Fair Value at June 30, 2014 (in thousands)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)

Contingent consideration	$56,440	Probability weighted income approach	Milestone dates	2019 to 2022
			Discount rate	20.0% to 24.0%
			Probability of occurrence	0% to 100%

Royalties	$965	Discounted cash flow	Discount rate	4.8% to 7.8%

Lease exit costs	$1,466	Discounted cash flow	Sublease start date	November 2015
			Sublease rate	$26.50/square foot
			Discount rate	3.5%

Contingent Consideration

The estimated fair value of the contingent consideration related to the acquisition of CircuLite is calculated using the income approach, with significant inputs that include various revenue assumptions, discount rates and applying a probability to each outcome. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement.

The estimated fair value of the contingent consideration is calculated on a quarterly basis by management. Potential valuation adjustments will be made as additional information becomes available, including, among other items, the progress toward achieving re-launch of the SYNERGY Surgical System, revenue and milestone targets as compared to initial projections, with the impact of these adjustments being recorded in our condensed consolidated statement of operations. In the three months ended June 30, 2014, we recorded a remeasurement adjustment to decrease the recorded value of the contingent consideration by $13.7 million. For the six months ended June 30, 2014, remeasurement adjustments decreased the recorded value of the contingent consideration by $10.6 million.

Assets That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as intangible assets, goodwill and property, plant, and equipment are evaluated for impairment annually or when indicators of impairment exist. In the first quarter of 2014, we recorded an impairment charge of $0.6 million related to certain office equipment and software. No impairment was recorded in the three and six months ended June 30, 2013. Non-financial assets such as identified intangibles acquired in connection with our acquisition of World Heart in August 2012 and CircuLite in December 2013 are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5. Investments

We have cash investment policies that limit investments to investment grade rated securities. At June 30, 2014 and December 31, 2013, all of our investments were classified as available-for-sale and carried at fair value. At June 30, 2014 and December 31, 2013, our short-term investments had maturity dates of less than twenty-four months and our long-term investments had maturity dates within thirty-six months.

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
At June 30, 2014	(in thousands)
Short-term investments:
Corporate debt	$29,286	$17	$(59)	$29,244
Certificates of deposit	6,860	—	—	6,860

Total short-term investments	$36,146	$17	$(59)	$36,104

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
At December 31, 2013	(in thousands)
Short-term investments:
Corporate debt	$32,221	$3	$(18)	$32,206
Certificates of deposit	5,390	—	—	5,390

Total short-term investments	$37,611	$3	$(18)	$37,596

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

For the three and six months ended June 30, 2014 and 2013, we did not have any realized gains or losses on our investments. At June 30, 2014 and December 31, 2013, none of our available-for-sale investments had been in a continuous loss position for more than twelve months.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Goodwill, In-Process Research and Development and Other Intangible Assets, Net

Goodwill

The carrying amount of goodwill and the change in the balance for the six months ended June 30, 2014 and 2013 is as follows:

	2014	2013
	(in thousands)
Beginning balance	$61,596	$1,190
Additions	—	—
Impairment	—	—
Foreign currency translation impact	(15)	—

Ending balance	$61,581	$1,190

In-Process Research and Development

The carrying value of our in-process research and development assets, which relate to the development and potential commercialization of certain acquired technologies, consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
SYNERGY system technology	$35,500	$35,500

In-process research and development has an indefinite life. At the time the economic life becomes determinable (upon project completion or abandonment) the amount will be amortized over its expected remaining life.

Other Intangible Assets

Other intangible assets, net consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Patents	$4,599	$3,754
Purchased intangible assets
Tradenames	3,700	3,700
Customer relationships	1,800	1,800
Acquired technology rights	7,925	7,925

	18,024	17,179
Less: Accumulated amortization – Patents	(947)	(800)
Less: Accumulated amortization – Purchased intangible assets	(1,067)	(404)

	$16,010	$15,975

Our other intangible assets are amortized using the straight-line method over their estimated useful lives as follows:

Patents	15 years
Purchased intangible assets
Tradenames	15 years
Customer relationships	20 years
Acquired technology rights	7 to 16 years

Amortization expense for the three months ended June 30, 2014 and 2013 was $0.4 million and $0.1 million, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $0.8 million and $0.2 million, respectively.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Prior to June 15, 2017, holders may convert their Convertible Notes at their option only upon satisfaction of one or more of the conditions specified in the Indenture relating to the (i) sale price of our common stock, (ii) the trading price per $1,000 principal amount of Convertible Notes or (iii) specified corporate events. As of the date of this report on Form 10-Q, none of the events that would allow holders to convert their Convertible Notes have occurred. On or after June 15, 2017, until the close of business of the business day immediately preceding the date the Convertible Notes mature, holders may convert their Convertible Notes at any time, regardless of whether any of the foregoing conditions have been met. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

balance sheets. These deferred financing costs are also being amortized to interest expense through the December 15, 2017 maturity date of the Convertible Notes using the effective interest method and the amortization is included in interest expense on our condensed consolidated statements of operations.

The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Principal amount	$143,750	$143,750
Unamortized discount	(32,901)	(36,625)

Net carrying amount	$110,849	$107,125

Equity component	$55,038	$55,038

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on June 30, 2014 of $88.50 per share, was approximately $127.2 million. The fair value of our Convertible Notes as presented in Note 4 was $168.3 million at June 30, 2014.

Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the three and six months ended June 30, 2014 and 2013, interest expense related to the Convertible Notes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stated amount at 3.5% coupon rate	$1,258	$1,258	$2,516	$2,516
Amortization of discount	1,890	1,676	3,724	3,303
Amortization of deferred financing costs	101	90	200	176

	$3,249	$3,024	$6,440	$5,995

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

On January 30, 2014, we filed a shelf registration statement with the SEC on Form S-3. This shelf registration statement allows us to offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering any combination and amount of the securities described in the prospectus contained in the registration statement or in the prospectus supplement filed with respect to a particular offering. An aggregate of 530,816 shares of our common stock were registered for issuance pursuant to various prospectus filings on January 30, 2014 in connection with our acquisition of CircuLite. As of June 30, 2014, there remained 248,872 shares of our common stock reserved for potential issuance in connection with future contingent milestone payments under the terms of the acquisition agreement.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Following satisfaction of a pre-specified milestone in December 2013, we were obligated to pay $5.0 million in cash or stock under the terms of a patent assignment agreement and exclusive license to certain patent applications. The $5.0 million was accrued at December 31, 2013 in other accrued liabilities on our consolidated balance sheets. We issued pursuant to a prospectus supplement an aggregate of 50,330 registered shares of our common stock in January 2014 to settle this liability.

In the six months ended June 30, 2014, we issued an aggregate of 23,571 shares of our common stock upon the exercise of stock options and an aggregate of 42,088 shares of our common stock upon the vesting of restricted stock units.

In the six months ended June 30, 2013, we issued an aggregate of 68,207 shares of our common stock upon the exercise of stock options and an aggregate of 21,661 shares of our common stock upon the vesting of restricted stock units.

Note 9. Share-Based Compensation

We allocate share-based compensation expense to cost of revenue, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three and six months ended June 30, 2014 and 2013, we recorded share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$662	$611	$1,109	$1,142
Selling, general and administrative	3,665	2,792	6,397	5,219
Research and development	2,230	1,526	3,408	3,016

	$6,557	$4,929	$10,914	$9,377

Equity Plans

We have issued share-based awards to employees, non-executive directors and outside consultants through various approved plans and outside of any formal plan. New shares are issued upon the exercise of share-based awards.

Upon receipt of stockholder approval on May 31, 2012, we adopted the HeartWare International, Inc. 2012 Incentive Award Plan (“2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, deferred stock, deferred stock units, stock payments and stock appreciation rights (collectively referred to as “Awards”), to our directors, employees and consultants. Under the terms of the 2012 Plan, the total number of shares of our common stock initially reserved for issuance under Awards is 1,375,000, provided that the total number of shares of our common stock that may be issued pursuant to “Full Value Awards” (Awards other than options, stock appreciation rights or other Awards for which the holder pays the intrinsic value existing as of the date of grant whether directly or by forgoing a right to receive a payment from the Company) is 1,275,000. As of June 30, 2014, 72,834 shares have been issued upon vesting of Awards issued under the 2012 Plan and Awards with respect to 561,322 shares were issued and outstanding under the 2012 Plan. Subsequent to adoption of the 2012 Plan, no new Awards will be granted under our prior plans. Any outstanding Awards under the prior plans will continue to be subject to the terms and conditions of the plan under which they were granted.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The following table includes the weighted average assumptions used for options issued in the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Dividend yield	0%	0%	0%	0%
Expected volatility	39.00%	40.00%	39.00%	40.00%
Risk-free interest rate	1.65%	1.15%	1.65%	1.15%
Estimated holding period (years)	5.00	6.25	5.00	6.25

Information related to options granted under all of our plans at June 30, 2014 and activity in the six months then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	133	$42.82
Granted	7	88.84
Exercised	(24)	26.02
Forfeited	(1)	86.58
Expired	—	—

Outstanding at June 30, 2014	115	$49.80	4.83	$4,508

Exercisable at June 30, 2014	94	$41.88	3.97	$4,382

The aggregate intrinsic values at June 30, 2014 noted in the table above represent the number of in-the-money options outstanding or exercisable multiplied by the closing price of our common stock traded on NASDAQ less the weighted average exercise price at period end.

The weighted average grant date fair value per share of options issued in the six months ended June 30, 2014 and 2013 was $32.41 and $38.51 per share, respectively.

The total intrinsic value of options exercised in the six months ended June 30, 2014 and 2013 was approximately $1.6 million and $4.6 million, respectively. Cash received from options exercised in the six months ended June 30, 2014 and 2013 was approximately $0.6 million and $1.7 million, respectively.

At June 30, 2014, there was approximately $0.4 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested options. This expense is expected to be recognized over a weighted average period of 1.1 years.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Restricted Stock Units

Each restricted stock unit (“RSU”) represents a contingent right to receive one share of our common stock. RSUs generally vest on a pro-rata basis on each anniversary of the issuance date over three or four years or vest in accordance with performance-based criteria. The RSUs with performance-based vesting criteria vest in one or more tranches contingent upon the achievement of pre-determined milestones related to the development of our products, the achievement of certain prescribed clinical and regulatory objectives, the achievement of specific financial performance measures or similar metrics. There is no consideration payable on the vesting of RSUs issued under the plans. Upon vesting, the RSUs are exercised automatically and settled in shares of our common stock.

Information related to RSUs at June 30, 2014 and activity in the six months then ended is as follows:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	476
Granted	315
Vested/Exercised	(42)
Forfeited	(24)
Expired	—

Outstanding at June 30, 2014	725	1.64	$64,168

The aggregate intrinsic value at June 30, 2014 noted in the table above represents the closing price of our common stock traded on NASDAQ multiplied by the number of RSUs outstanding.

At June 30, 2014, 29,605 of the RSUs outstanding are subject to performance-based vesting criteria as described above.

The total intrinsic value of RSUs vested in the six months ended June 30, 2014 and 2013 was approximately $4.0 million and $2.0 million, respectively.

The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted in the six months ended June 30, 2014 and 2013 was $100.57 and $92.07, respectively.

At June 30, 2014, we had approximately $38.7 million of unrecognized compensation expense related to non-vested RSU awards, net of estimated forfeitures. This expense is expected to be recognized over a weighted average period of 1.6 years.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10. Earnings Per Share

Basic earnings per share was computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share adjusts basic earnings per share for the dilutive effects of share-based awards as determined under the “treasury stock” method, our convertible senior notes as determined under the “if-converted” method and other potentially dilutive instruments only in the periods in which the effect is dilutive.

The following table sets forth basic and diluted income (loss) per common share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$8,364	$(12,934)	$(11,080)	$(25,893)
Denominator:
Basic weighted average shares outstanding	16,989	16,370	16,962	15,619
Dilutive effects of share-based awards	316	—	—	—

Diluted weighted-average shares outstanding	17,305	16,370	16,962	15,619

Earnings (loss) per share:
Basic	$0.49	$(0.79)	$(0.65)	$(1.66)

Diluted	$0.48	$(0.79)	$(0.65)	$(1.66)

The following instruments were excluded from the calculation of diluted weighted average shares outstanding, as their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Common shares issuable upon:	(In thousands)
Conversion of convertible senior notes	1,438	1,438	1,438	1,438
Exercise or vesting of share-based awards	304	837	840	837

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Product sales by geographic location were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
United States	$36,945	$25,106	$70,733	$51,256
Germany	17,404	13,703	32,082	26,033
International, excluding Germany	15,782	12,027	33,788	22,786

	$70,131	$50,836	$136,603	$100,075

As a significant portion of our revenue is generated outside of the United States, we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the United States. For the three and six months ended June 30, 2014 and 2013, no customer exceeded 10% of product sales individually.

Note 12. Commitments and Contingencies

We received a warning letter from the FDA, dated June 2, 2014, following an inspection of our Miami Lakes, Florida facility conducted in January 2014. The FDA letter cited four categories for us to address: (1) procedures for validating device design, including device labeling; (2) procedures for implementing corrective and preventive action (CAPA); (3) maintaining records related to investigations; and (4) validation of computer software used as part of production or quality systems. The warning letter did not require any action by physicians or patients and did not restrict use of HeartWare’s devices.

We sent the FDA our initial response to the warning letter within the required fifteen business days of receipt, and committed to undertaking certain quality system improvements and providing the FDA with periodic updates. We have begun to implement systemic changes and organizational enhancements to address the four warning letter items and related quality systems. We have established teams to review and address the items cited by the FDA and have engaged external subject matter experts to assist in assessment and remediation efforts.

At June 30, 2014, we had purchase order commitments of approximately $41.0 million related to product costs, supplies, services and property, plant and equipment purchases. Many of our materials and supplies require long lead times. Our purchase order commitments reflect materials that may be received up to one year from the date of order.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

unclear or changing positions on local law, customs practices or rules. In the event that we have misinterpreted any of the above, or that foreign authorities take positions contrary to ours, we may incur liabilities that may differ materially from the amounts accrued in the accompanying condensed consolidated financial statements.

Contingent Consideration and Milestone Payments

In December 2013, we acquired CircuLite using a combination of cash, stock and post-acquisition milestone payments. The milestone payments are payable based upon the achievement of six specified performance milestones over a 10 year period. The maximum amount of the aggregate milestone payments could be $320 million. As of June 30, 2014, the fair value of the contingent consideration was estimated to be $56.4 million (see Note 4).

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

Note 13. Subsequent Events

We have evaluated events and transactions that occurred subsequent to June 30, 2014 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. Except as disclosed below, we did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

As described in Note 3, we extended our field safety corrective action on July 30, 2014 to include a voluntary recall of certain older batteries. The recall instructs sites to replace certain older batteries in the field upon patients’ routine visits in order to further mitigate the potential risks associated with premature battery depletion. We will continue to monitor complaints and may take further actions as appropriate.

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

In November 2012, we received approval from the United States Food and Drug Administration (“FDA”) for the HVAD System as a bridge to heart transplantation in patients with end-stage heart failure. The HVAD System has been available in the European Union since receiving CE marking in 2009. In May 2012, we received an expanded European label for long-term use of the HVAD System in patients at risk of death from refractory, end-stage heart failure. The HVAD System has been implanted in patients at over 240 health care sites in 40 countries.

On August 27, 2013, the FDA approved an Investigational Device Exemption (“IDE”) Supplement allowing us to commence enrollment in an additional patient cohort for the ENDURANCE clinical trial. In this supplemental cohort, we intend to enroll up to 310 patients receiving the HVAD System, as well as up to an additional 155 control patients using a randomization scheme consistent with the ENDURANCE protocol. Patients will be followed for 12 months after implant. We intend to incorporate the data from both this supplemental cohort and ENDURANCE into an anticipated PMA Application seeking approval of the HVAD System for the Destination Therapy indication.

MVAD System

Beyond the HVAD System, we are also developing our next generation miniaturized device, known as the MVAD System. The MVAD System is based on the same technology platform as the HVAD System but adopts an axial flow, rather than a centrifugal flow, configuration and is being developed in multiple designs. The MVAD Pump is less than one-half the size of the HVAD Pump and can provide partial or full support. The MVAD platform is designed to allow for a variety of configurations and surgical placements with the goal towards further reduction of surgical invasiveness while producing superior clinical results. We are preparing regulatory submissions seeking approval to commence a CE Mark study at nine international sites, as well as an IDE study in the United States.

CircuLite

On December 1, 2013, we acquired CircuLite, Inc. CircuLite is the developer of the SYNERGY Circulatory Support System, a partial support system designed to treat less sick, ambulatory, chronic heart failure patients who are not yet inotrope-dependent. While our HVAD and MVAD Systems offer minimally invasive treatment to end-stage heart failure patients, the SYNERGY platform offers potentially even less invasive and ultimately interventional options to earlier-stage heart failure patients. The SYNERGY Surgical System, which received CE marking in the European Union in 2012, was designed for long-term support and is intended to reduce the heart’s workload while improving blood flow to vital organs. As a result of issues that arose after its commercial release, the SYNERGY system no longer carries the CE marking and is not presently available for sale. We continue to correspond with regulatory authorities regarding adverse events involving the SYNERGY system. The SYNERGY system is currently undergoing a design review with the goal of identifying design modifications that address the issues experienced by the original commercial system. Following design modifications, we intend to determine a strategy for clinical evaluation and eventual return to clinical use of the SYNERGY system.

We are also developing a next generation endovascular version of the SYNERGY system which offers an interventional approach to circulatory support and is able to be implanted collaboratively by cardiologists and surgeons in a hybrid catheterization (“cath”) lab setting.

FDA Warning Letter

We received a warning letter from the FDA, dated June 2, 2014, following an inspection of our Miami Lakes, Florida facility conducted in January 2014. The FDA letter cited four categories for us to address: (1) procedures for validating device design, including device labeling; (2) procedures for implementing corrective and preventive action (CAPA); (3) maintaining records related to investigations; and (4) validation of computer software used as part of production or quality systems. The warning letter did not require any action by physicians or patients and did not restrict use of HeartWare’s devices.

We sent the FDA our initial response to the warning letter within the required fifteen business days of receipt and committed to undertaking certain quality system improvements and providing the FDA with periodic updates. We have begun to implement systemic changes and organizational enhancements to address the four warning letter items and related quality systems. We have established teams to review and address the items cited by the FDA and have engaged external subject matter experts to assist in assessment and remediation efforts.

Recent Urgent Medical Device Corrections and Voluntary Battery Recall

We issued two Urgent Medical Device Corrections in April 2014 and a recall of certain older batteries in July 2014.

The first Correction was announced by us on April 24, 2014 and provides updated information to patients and clinicians with respect to the driveline connector medical device correction distributed to all of our clinical sites in December 2013. A disconnected driveline would result in a temporary pump stop which could cause serious injury or death, depending on the function of a patient’s native heart. To ensure full awareness, we are redistributing this information to clinicians and patients. The April 24, 2014 notification requests patients to discuss the correction notice with their physician or VAD Coordinator. Clinicians are asked to inspect the patient’s driveline connector for proper locking at implant and at each routine clinic visit to ensure that the connector assembly remains secure. The notification provides instruction to both patients and clinicians should the locking mechanism fail to engage or the driveline becomes disconnected from the controller and advises clinicians to promptly call their HeartWare representative to arrange a permanent repair should these events occur.

The second Correction was announced by us on May 1, 2014. In letters to clinicians and patients, we reported an observed increase in complaints related to earlier-than-expected battery depletion and routine battery handling. This field safety correction action provides information to assist patients and clinicians to monitor battery performance, recognize abnormal behaviors and reinforce proper power management of the HVAD System. In connection with this Correction, we provided for an increase in battery warranty returns likely to be associated with increased battery performance awareness following implementation of the Correction.

In general, we have experienced a higher battery-related complaint rate in Germany than in other territories. Accordingly, following correspondence with BfArM (the Federal Institute for Drugs and Medical devices in Germany), we extended our field safety corrective action on July 30, 2014 to include a voluntary recall of certain older batteries. The recall instructs sites to replace certain older batteries in the field upon patients’ routine visits in order to further mitigate the potential risks associated with premature battery depletion. We will continue to monitor complaints and may take further actions as appropriate.

During the quarter ended June 30, 2014, we recorded a $1.7 million charge for estimated costs associated with the battery recall discussed above.

Summary of Recent Financial Performance

Total revenue was $70.1 million for the quarter ended June 30, 2014, reflecting 47% revenue growth in the United States, where our HVAD System is labeled solely for a bridge-to-transplantation indication, and 29% internationally where the HVAD System is more broadly indicated for general long-term heart failure patients. In each case, revenue growth reflected continued market penetration within existing customer accounts and to a lesser extent revenue contributed from newly added customers. As of June 30, 2014, the Company had 103 customers in the United States and 143 customers internationally.

We realized an improvement in gross margin percentage, to 67.3% in the second quarter compared to 65.5% in the first quarter and 62.9% in the second quarter of 2013. This continued improvement relates primarily to production efficiencies associated with increased manufacturing throughput, net of the $1.7 million second quarter 2014 charge associated with the battery recall.

Operating expenses in the second quarter decreased to $34.2 million, compared to $60.0 million in the first quarter. The $25.8 million decrease included a $16.8 million net change in expense as a result of adjustments to the fair value of contingent consideration. Research and development expenses were approximately $5.7 million lower in the second quarter compared to the first quarter as a result of reduced consumption of parts and supplies and lower project costs. Selling, general and administrative expenses decreased approximately $3.3 million in the second quarter compared to the first quarter primarily as a result of restructuring costs incurred in the first quarter of approximately $3.0 million.

Our financial results are more fully described in Results of Operations below.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on March 3, 2014. During the six months ended June 30, 2014, there were no significant changes to any of our significant accounting policies.

Our most critical accounting policies and estimates include: revenue recognition, inventory capitalization and valuation, reserves, accounting for share-based compensation, measurement of fair value, valuation of tax assets and liabilities, long-lived assets, intangible assets and goodwill, and contingent consideration. We also have other key accounting policies that are less subjective and, therefore, their application is less subject to variations that would have a material impact on our reported results of operations. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2013 Annual Report on Form 10-K.

Results of Operations

Three and six months ended June 30, 2014 and 2013

Revenue, net

In the three and six months ended June 30, 2014 and 2013, we generated revenue through commercial sales and clinical trials.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
Revenue, net	$70,131	$50,836	38%	$136,603	$100,075	36%

Total revenue was $70.1 million for the quarter ended June 30, 2014, reflecting 47% revenue growth in the United States, where our HVAD System is labeled solely for a bridge-to-transplantation indication, and 29% internationally where the HVAD System is more broadly indicated for general long-term heart failure patients. In each case, revenue growth reflected continued market penetration within existing customer accounts and to a lesser extent revenue contributed from newly added customers.

Our U.S. revenue was $36.9 million for the quarter ended June 30, 2014 compared to $25.1 million during the quarter ended June 30, 2013. A total of 338 pumps were sold in the U.S. during the second quarter of 2014 compared to 235 pumps sold in the same period of 2013. The U.S. revenue increase included 36 HVAD Systems sold under the Company’s supplemental patient cohort for the ENDURANCE clinical trial.

Our international revenue was $33.2 million for the quarter ended June 30, 2014 compared to $25.7 million during the quarter ended June 30, 2013. A total of 336 pumps were sold internationally during the second quarter of 2014 compared to 288 pumps sold in the same period of 2013.

Total revenue was $136.6 million for the six months ended June 30, 2014, reflecting 38% revenue growth in the United States and 35% internationally. In each case, revenue growth reflected continued market penetration within existing customer accounts and to a lesser extent revenue contributed from newly added customers.

Our U.S. revenue was $70.7 million for the six months ended June 30, 2014 compared to $51.3 million in the same period of 2013. A total of 651 pumps were sold in the U.S. during the six months ended June 30, 2014 compared to 473 pumps sold in the same period of 2013. The U.S. revenue increase included 71 HVAD Systems sold under the Company’s supplemental patient cohort for the ENDURANCE clinical trial.

Our international revenue was $65.9 million for the six months ended June 30, 2014 compared to $48.8 million in the same period of 2013. A total of 688 pumps were sold internationally during the six months ended June 30, 2014 compared to 532 pumps sold in the same period of 2013.

Changes in foreign currency exchange rates favorably impacted net revenue by approximately $1.6 million and $2.6 million, or 3.1% and 2.6%, in the three and six months ended June 30, 2014, compared to the same periods in 2013. In the three and six months ended June 30, 2014, approximately 44% and 46% of our net revenue was denominated in foreign currencies including principally the Euro and British pound compared to 43% and 42% in the same periods in 2013. Movements in foreign currency exchange rates have had an effect on our reported revenue amounts in the past and could have a significant favorable or unfavorable impact on our reported revenue amounts in the future.

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

Cost of Revenue

Cost of revenue includes costs associated with manufacturing and distributing our products and consists of direct materials, labor and overhead expenses allocated to the manufacturing process, provisions for excess or obsolete inventory, and shipping costs. Cost of revenue totaled approximately $23.0 million and $18.9 million in the three months ended June 30, 2014 and 2013, respectively. Cost of revenue totaled approximately $45.9 million and $37.6 million in the six months ended June 30, 2014 and 2013, respectively.

Gross profit and gross margin percentage are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Gross profit	$47,176	$31,970	$90,733	$62,429
Gross margin %	67.3%	62.9%	66.4%	62.4%

The three month comparative increase in gross margin percentage was primarily a result of production efficiencies driven by increased revenues and manufacturing throughput resulting in 8.7 percentage points of improvement, partially offset by 4.3 percentage points resulting from increases in reserve allowances including the recent battery recall charge recognized in the second quarter of 2014 as described in Note 3 to the condensed consolidated financial statements included in this report.

The six month comparative increase in gross margin percentage was primarily a result of production efficiencies driven by increased revenues and manufacturing throughput resulting in 8.4 percentage points of improvement, partially offset by 4.4 percentage points resulting from increases in reserve allowances including the recent battery recall charge discussed above.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
Total selling, general and administrative expenses	$20,948	$17,217	22%	$45,180	$33,704	34%

The increase of $3.7 million for the three months ended June 30, 2014 as compared to the same period in 2013 resulted primarily from commercial expansion and included $2.6 million of salaries and related costs associated with headcount growth and $0.8 million of increased travel, conference, tradeshows and other marketing expenditures. We also experienced an increase in non-cash share-based compensation expense of $0.9 million due to an increase in the number of outstanding awards and the increased valuation of those awards, an increase in professional fees of $0.4 million and an increase in medical device excise taxes of $0.4 million. These increases were partially offset by various reductions in certain information technology and facilities expenses of $1.3 million.

The increase of $11.5 million for the six months ended June 30, 2014 as compared to the same period in 2013 included approximately $3.1 million of restructuring charges, primarily related to our acquisition of CircuLite. These expenses included lease exit costs associated with facilities we vacated in Massachusetts and New Jersey, severance costs and asset impairment charges. The remainder of the increase resulted primarily from commercial expansion and included $5.1 million of salaries and related costs associated with headcount growth and $1.9 million of increased travel, conference, tradeshows and other marketing expenditures. We also experienced an increase in non-cash share-based compensation expense of $1.2 million due to an increase in the number of outstanding awards and the increased valuation of those awards as well as an increase in professional fees of $1.2 million and an increase in medical device excise taxes of $0.6 million. These increases were partially offset by various reductions in certain information technology and facilities expenses of $1.8 million.

We expect our selling, general and administrative expenses to continue to increase as we continue to expand our sales and distribution capabilities in an effort to increase market penetration on a global basis as well as enhance our administrative capabilities to support our overall corporate growth.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
Total research and development expenses	$26,913	$24,188	11%	$59,504	$46,330	28%

The increase of $2.7 million for the three months ended June 30, 2014 as compared to the same period of 2013 was primarily due to a $1.7 million increase in salaries and related costs associated with headcount growth and an increase in animal study and clinical trial costs of $1.4 million. We also experienced an increase in non-cash share-based compensation expense of $0.7 million due to an increase in the number of outstanding awards and the increased valuation of those awards as well as an increase in certain infrastructure areas of $0.5 million. These increases were partially offset by a $1.6 million decrease in development project costs, including consumables, outside engineering, consultants and contractors.

The increase of $13.2 million for the six months ended June 30, 2014 as compared to the same period of 2013 was primarily due to a $2.5 million increase in development project costs, including consumables, outside engineering, consultants and contractors. We also experienced a $4.3 million increase in salaries and related costs associated with headcount growth, an increase in animal study and clinical trial costs of $3.8 million, an increase in certain infrastructure costs of $1.0 million and $0.5 million in fees related to the cancellation of a development agreement. In connection with our acquisition of CircuLite, we recorded restructuring charges aggregating $1.1 million, including contract termination fees and severance costs.

We expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future as we continue to incur substantial development costs related to our next generation products, including the Pal controller, the MVAD System, the SYNERGY system and certain early research initiatives, clinical trial expenses related to clinical trials for the HVAD System in new markets and expanded indications and for the MVAD System both in Europe and the United States, as well as ongoing clinical trial expenses associated with bridge-to-transplant post-approval study requirements and ongoing patient follow-up related to the ENDURANCE clinical trial.

Change in Fair Value of Contingent Consideration

On December 1, 2013, we acquired CircuLite, Inc. using a combination of cash and stock. In addition to initial consideration paid at closing, the former CircuLite securityholders may be entitled to receive additional shares of HeartWare common stock (or cash, in certain cases, at our discretion) upon the achievement of six specified performance milestones. The estimated fair value of the contingent consideration is calculated on a quarterly basis by management. In the three months ended June 30, 2014, we recorded a $13.7 million adjustment for the decrease in the estimated fair value of the contingent consideration. The decrease in the estimated fair value of the contingent consideration was primarily due to a $16.3 million reduction as a result of the probable unlikelihood of achieving the performance milestone conditions related to the re-launch of the SYNERGY Surgical System, which is undergoing redevelopment following its removal from the market in 2013 and loss of CE marking in the European Union in March 2014. This decrease in fair value was partially offset by a $2.6 million increase in fair value due to the effect of the passage of time on the fair value measurement.

In the six months ended June 30, 2014, we recorded a $10.6 million adjustment for the decrease in the estimated fair value of the contingent consideration. The decrease in the estimated fair value of the contingent consideration was primarily due to a $16.6 million reduction as a result of the probable unlikelihood of achieving the performance milestone conditions related to the re-launch of the SYNERGY Surgical System as noted above. This decrease in fair value was partially offset by a $6.0 million increase in fair value due to the effect of the passage of time on the fair value measurement.

The estimated fair value of the contingent consideration requires significant management judgment or estimation and is calculated using the income approach. We utilize significant inputs, including various revenue assumptions, discount rates and apply a probability to each outcome. Potential valuation adjustments will be made as additional information becomes available, including the progress toward achieving re-launch of the SYNERGY Surgical System, revenue and milestone targets as compared to initial projections. The effect of these adjustments will be recorded in our condensed consolidated statement of operations.

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

In the three and six months ended June 30, 2014, our net foreign exchange gains totaled approximately $0.02 million and $0.2 million, respectively, compared to net foreign exchange losses of approximately $0.6 million and $2.5 million in the same periods of 2013. In 2014 and 2013, the majority of our realized and unrealized foreign exchange gains and losses resulted from the settlement of certain balance sheet accounts, primarily accounts receivable that were denominated in foreign currencies, and the remeasurement to U.S. dollars at period end of certain balance sheet accounts, denominated in foreign currencies, primarily the Euro. We expect to continue to realize foreign exchange gains and losses for the foreseeable future as a significant portion of our sales is denominated in foreign currencies. We do not currently utilize foreign currency contracts to manage foreign exchange risks.

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

In the three months ended June 30, 2014, interest expense was approximately $3.3 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $2.0 million of non-cash amortization of the related discount and deferred financing costs. In the three months ended June 30, 2013, interest expense was approximately $3.0 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.7 million of non-cash amortization of the related discount and deferred financing costs.

In the six months ended June 30, 2014, interest expense was approximately $6.4 million, which included $2.5 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $3.9 million of non-cash amortization of the related discount and deferred financing costs. In the six months ended June 30, 2013, interest expense was approximately $6.0 million, which included $2.5 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $3.5 million of non-cash amortization of the related discount and deferred financing costs.

Investment Income, net

Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. as well as note receivable interest on a strategic investment in a private company. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $0.2 million and $0.4 million in the three and six months ended June 30, 2014, respectively, compared to $0.1 million in both of the same periods in the prior year. We continue to experience low interest rates on our deposits and available-for-sale investments.

Income Taxes

We are subject to taxation in the United States and jurisdictions outside of the United States. These jurisdictions have different marginal tax rates. Foreign earnings are considered to be permanently reinvested in operations outside the U.S. and therefore we have not provided for U.S. income taxes on these unrepatriated foreign earnings. We have incurred significant U.S. losses since inception, however, changes in issued capital and share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and therefore a 100% valuation allowance has been recorded against our net deferred tax assets. For the three and six months ended June 30, 2014, our tax provision includes estimated foreign taxes in jurisdictions where wholly-owned subsidiaries may be subject to current taxes.

Additionally, in accordance with ASC 740 we continue to record and evaluate tax positions for recognition using a more-likely-than-not threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

Liquidity and Capital Resources

As of June 30, 2014, our cash and cash equivalents were approximately $146.6 million as compared to $162.9 million at December 31, 2013.

Following is a summary of our cash flow activities:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(12,287)	$(22,410)
Net cash used in investing activities	(4,158)	(17,782)
Net cash provided by financing activities	613	142,699
Effect of exchange rate changes on cash and cash equivalents	(453)	1,596

Net (decrease) increase in cash and cash equivalents	$(16,285)	$104,103

Cash Used in Operating Activities

For the six months ended June 30, 2014, cash used in operating activities consisted of net loss of $11.1 million, adjustments for non-cash items of $10.5 million and cash used in working capital of $11.7 million. Adjustments for non-cash items primarily consisted of $10.9 million of share-based compensation, $4.0 million of depreciation and amortization of long-lived assets, $3.7 million for the amortization of the discount on our convertible notes, $1.0 million loss on an equity investment and $0.6 million for the impairment of fixed assets, which were partially offset by an adjustment of $10.6 million from the decrease in fair value of contingent consideration. The decrease in cash from changes in working capital included $8.5 million in increased trade accounts receivable, $5.6 million for the purchase and manufacture of inventories and $6.1 million for the payment of trade accounts payable. These amounts were partially offset by a decrease in prepaid expenses and other assets of $2.9 million and an increase in accrued liabilities of $5.4 million.

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

Cash Used in Investing Activities

In the six months ended June 30, 2014, net cash used in investing activities included $4.5 million to acquire property, plant and equipment and $0.8 million for intellectual property. These amounts were offset by $1.1 million received upon maturity (net of purchases) of available-for-sale securities.

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

The exercise of stock options in the six months ended June 30, 2014 and 2013 resulted in cash proceeds of approximately $0.6 million and $1.7 million, respectively.

Operating Capital and Capital Expenditure Requirements

We have incurred substantial operating losses to date and anticipate that we will continue to consume cash and incur net losses as we expand our sales and marketing capabilities, develop new products and seek regulatory approvals for expanded indications of the HVAD System in the United States. For the remainder of 2014, cash on hand is expected to be used primarily to fund our ongoing operations, including:

•	expanding our sales and marketing capabilities on a global basis;

•	growing market penetration particularly in United States;

•	continued product development, including development of the MVAD Pump and Pal controller, and clinical trials related to expanded indications of the HVAD System;

•	pre-clinical and clinical costs relating to prospective first human implants of the MVAD Pump;

•	development and relaunch efforts with respect to the SYNERGY Surgical System;

•	development of the next generation endovascular system with respect to the SYNERGY platform;

•	regulatory and other compliance functions, including activities to enhance our quality systems in response to the warning letter we received from the FDA in June 2014;

•	expand work in process and finished goods inventory to support ongoing operations;

•	planned investments in infrastructure to support our growth; and

•	general working capital.

Our convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. During the quarter ended June 30, 2014, we paid the $2.5 million interest payment that was due on June 15, 2014. To date, all interest payments have been paid on a timely basis. Based on the outstanding principal amount of our convertible senior notes at June 30, 2014, the semi-annual interest payment due on December 15, 2014 will be approximately $2.5 million. This amount is expected to be paid from cash on hand.

We believe cash on hand and investment balances as of June 30, 2014 are sufficient to support our planned operations for at least the next twelve months. At June 30, 2014, approximately $5.5 million of our cash on hand was held in foreign locations, including Australia, Germany and the United Kingdom. To date, the Company has not had unremitted foreign earnings and has not incurred U.S. federal and state income taxes related to repatriated earnings. As our operations in our foreign subsidiaries grow, we may generate foreign earnings. Any repatriation of those earnings to the United States would likely result in us incurring federal and state income taxes. We currently plan to permanently reinvest any earnings of our foreign subsidiaries.

Because of the numerous risks and uncertainties associated with the development of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to maintain regulatory approvals, fund commercial expansion, and develop and obtain regulatory approvals for new products. Our future capital requirements will depend on many factors, including but not limited to the following:

•	implementation of systemic improvements necessary to satisfactorily address the observations cited in the June 2, 2014 warning letter we received from the FDA;

•	commercial acceptance of our products;

•	reimbursement of our products by governmental agencies and third party payers;

•	costs to manufacture and ensure regulatory compliance of our products;

•	expenses required to operate multiple clinical trials;

•	further product research and development for next generation products and expanding indications for our products as well as efforts to sustain and implement incremental improvements to existing products;

•	expanding our sales and marketing capabilities on a global basis;

•	broadening our infrastructure in order to meet the needs of our growing operations, including regulatory compliance;

•	expenses related to funding and integrating strategic investments, acquisitions and collaborative arrangements;

•	payment of the 2.3% excise tax on gross revenue from the sale of our medical devices in the United States imposed by the Patient Protection and Affordable Care Act;

•	payment of our convertible notes on maturity if not converted or repurchased; and

•	complying with the requirements related to being a public company in the United States.

Contractual Obligations

In the six months ended June 30, 2014, there were no material changes outside the ordinary course of business to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2013 Annual Report on Form 10-K filed with the SEC on March 3, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report you should carefully consider the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March  3, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended June 30, 2014.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of HeartWare International, Inc. (1)

3.2	Bylaws of HeartWare International, Inc. (1)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2014, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.
*	Filed herewith
**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.

Date:	August 5, 2014	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2014	/s/ Peter F. McAree
Peter F. McAree
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2014, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.