Form 10-Q
period 2014-09-30
HeartWare International, Inc.
filed 2014-10-31
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 24, 2014
Common Stock, $0.001 Par Value Per Share	17,018,237

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$113,648	$162,880
Short-term investments	66,617	37,596
Accounts receivable, net	37,428	28,052
Inventories	51,835	40,876
Prepaid expenses and other current assets	8,125	11,205

Total current assets	277,653	280,609

Property, plant and equipment, net	19,777	18,562
Goodwill	61,458	61,596
In-process research and development	35,500	35,500
Other intangible assets, net	17,958	15,975
Deferred financing costs, net	1,660	1,964
Long-term investments and other assets	14,856	15,621

Total assets	$428,862	$429,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,458	$17,914
Other accrued liabilities	38,004	35,276

Total current liabilities	53,462	53,190

Convertible senior notes, net	112,796	107,125
Contingent liabilities – See Note 4	52,820	67,000
Other long-term liabilities	6,616	3,905

Commitments and contingencies – See Note 12

Stockholders’ equity:
Preferred stock – $.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock – $.001 par value; 25,000 shares authorized; 17,018 and 16,878 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	559,273	535,817
Accumulated deficit	(347,803)	(329,353)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(8,177)	(7,859)
Unrealized loss on investments	(142)	(15)

Total accumulated other comprehensive loss	(8,319)	(7,874)

Total stockholders’ equity	203,168	198,607

Total liabilities and stockholders’ equity	$428,862	$429,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue, net	$68,608	$54,800	$205,211	$154,875
Cost of revenue	22,977	19,529	68,846	57,175

Gross profit	45,631	35,271	136,365	97,700

Operating expenses:

Selling, general and administrative	20,584	19,844	65,765	53,548
Research and development	29,477	25,930	88,981	72,201
Change in fair value of contingent consideration	(3,620)	—	(14,180)	—

Total operating expenses	46,441	45,774	140,566	125,749

Loss from operations	(810)	(10,503)	(4,201)	(28,049)

Other income (expense):

Foreign exchange (loss) gain	(3,298)	2,082	(3,109)	(416)
Interest expense	(3,312)	(3,082)	(9,759)	(9,088)
Investment income, net	138	53	543	162
Other, net	—	79	(1,261)	128

Loss before income taxes	(7,282)	(11,371)	(17,787)	(37,263)
Provision for income taxes	88	—	663	—

Net loss	$(7,370)	$(11,371)	$(18,450)	$(37,263)

Net loss per common share — basic and diluted	$(0.43)	$(0.69)	$(1.09)	$(2.34)

Weighted average shares outstanding — basic and diluted	17,007	16,439	16,977	15,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(7,370)	$(11,371)	$(18,450)	$(37,263)
Other comprehensive income (loss)
Foreign currency translation adjustments	250	(186)	(318)	204
Unrealized (loss) gain on investments	(101)	39	(127)	(5)

Comprehensive loss	$(7,221)	$(11,518)	$(18,895)	$(37,064)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share data)

	Common Shares, $0.001 Par Value Per Share		Additional		Accumulated Other
	Shares Issued	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Total
Balance, December 31, 2013	16,878	$17	$535,817	$(329,353)	$(7,874)	$198,607
Issuance of common stock in connection with an intellectual property agreement	50	—	5,000	—	—	5,000
Issuance of common stock in connection with acquisition of CircuLite	3	—	329	—	—	329
Issuance of common stock pursuant to share-based awards	87	—	836	—	—	836
Share-based compensation	—	—	17,291	—	—	17,291
Net loss	—	—	—	(18,450)	—	(18,450)
Other comprehensive loss	—	—	—	—	(445)	(445)

Balance, September 30, 2014	17,018	$17	$559,273	$(347,803)	$(8,319)	$203,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,450)	$(37,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	4,929	4,823
Amortization of intangible assets	1,222	375
Impairment of fixed assets	607	—
Share-based compensation expense	17,291	16,442
Amortization of premium on investments	516	437
Amortization of discount on convertible senior notes	5,671	5,030
Amortization of deferred financing costs	304	270
Change in fair value of contingent consideration	(14,180)	—
Other	1,321	711
Change in operating assets and liabilities:
Accounts receivable	(10,426)	(4,806)
Inventories	(13,083)	(768)
Prepaid expenses and other current assets	2,416	(5,554)
Accounts payable	(2,262)	(2,741)
Accrued interest on convertible senior notes	1,262	1,262
Other accrued liabilities	7,106	2,396
Other long-term liabilities	710	(238)

Net cash used in operating activities	(15,046)	(19,624)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(44,290)	(23,191)
Maturities of investments	14,625	2,226
Additions to property, plant and equipment, net	(5,990)	(2,107)
Proceeds from sale of equipment	—	743
Additions to patents	(1,205)	(584)

Net cash used in investing activities	(36,860)	(22,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	149,126
Payment of common stock issuance costs	—	(8,148)
Proceeds from exercise of stock options	837	3,378

Net cash provided by financing activities	837	144,356

Effect of exchange rate changes on cash and cash equivalents	1,837	166

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,232)	101,985

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	162,880	85,921

CASH AND CASH EQUIVALENTS — END OF PERIOD	$113,648	$187,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for HeartWare International, Inc. (“we,” “our,” “us,” “HeartWare,” the “HeartWare Group” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The updated standard becomes effective for us in the first quarter of our fiscal year ending December 31, 2017. We have not yet selected a transition method, and we are currently evaluating the effect that the ASU 2014-09 will have on our consolidated financial statements and related disclosures.

With the exception of the standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2014, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance or potential significance to us.

Note 2. Liquidity

We have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes. At September 30, 2014, we had approximately $181.5 million of cash, cash equivalents and investments. Our cash, cash equivalents and investments are expected to be used primarily to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, research and development (including clinical trials) of new and existing products, components and accessories, regulatory and other compliance functions as well as for general working capital. We believe our cash, cash equivalents and investment balances are sufficient to support our planned operations for at least the next twelve months.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. We have incurred substantial losses from operations since our inception through September 30, 2014. At September 30, 2014, we had an accumulated deficit of approximately $347.8 million.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3. Balance Sheet Information

Accounts Receivable

Accounts receivable consists of amounts due from the sale of our HeartWare® Ventricular Assist System (the “HVAD System”) to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but generally do not require collateral or any other security to support credit sales. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. One customer had an accounts receivable balance greater than 10% of total accounts receivable representing approximately 11% and 15% of our total accounts receivable at September 30, 2014 and December 31, 2013, respectively.

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

The following table summarizes the change in our allowance for doubtful accounts for the nine months ended September 30, 2014 and 2013:

	2014	2013
	(in thousands)
Beginning balance	$495	$750
Charges (reversals) to expense	5	—
Charge-offs	(5)	—

Ending balance	$495	$750

As of September 30, 2014 and December 31, 2013, we did not have an allowance for returns.

Inventories

Components of inventories are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Raw material	$23,574	$21,761
Work-in-process	9,746	8,206
Finished goods	18,515	10,909

	$51,835	$40,876

Finished goods inventories includes inventory held on consignment at customer sites of approximately $7.0 million and $4.6 million at September 30, 2014 and December 31, 2013, respectively.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	Estimated Useful Lives	September 30, 2014	December 31, 2013
		(in thousands)
Machinery and equipment	1.5 to 7 years	$21,206	$19,790
Leasehold improvements	3 to 10 years	8,825	7,131
Office equipment, furniture and fixtures	5 to 7 years	2,001	1,294
Purchased software	1 to 7 years	6,302	5,057

		38,334	33,272
Less: accumulated depreciation		(18,557)	(14,710)

		$19,777	$18,562

In the first quarter of 2014, we ceased activities at our facility in Teaneck, New Jersey and vacated the facility. We recorded an impairment charge of $0.6 million related to certain office equipment and software at the facility upon their discontinued use. This amount is included in selling, general and administrative expenses on our condensed consolidated statements of operations.

Other Assets

In October 2013, we invested $10 million in a privately held company focused on the development of novel, minimally invasive heart therapies in the form of a convertible promissory note with an interest rate of 6% per annum (the “Note”). Pursuant to the terms of the Note, on October 7, 2014 (the maturity date), the privately held company elected to convert all unpaid principal and interest on the Note (less applicable taxes) converted into shares of its preferred stock. This investment is carried at cost and is included in long-term investments and other assets on our condensed consolidated balance sheets.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Accrued payroll and other employee costs	$12,276	$10,840
Accrued milestone payment	—	5,000
Accrued material purchases	2,980	4,325
Accrued warranty	4,121	2,498
Accrued product recall costs	2,597	—
Accrued professional fees	1,236	2,428
Accrued research and development costs	3,424	2,307
Accrued VAT	1,805	1,329
Accrued restructuring costs	1,594	245
Accrued interest	1,475	210
Other accrued expenses	6,496	6,094

	$38,004	$35,276

Accrued Payroll and Other Employee Costs

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $5.8 million and $6.6 million at September 30, 2014 and December 31, 2013, respectively.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The following table summarizes changes in our warranty liability for the nine months ended September 30, 2014 and 2013:

	2014	2013
	(in thousands)
Beginning balance	$2,498	$543
Accrual for warranty expense	3,097	500
Warranty costs incurred during the period	(1,474)	(345)

Ending balance	$4,121	$698

The warranty liability as of September 30, 2014 takes into account recent substantial increases in product sales which are covered by our limited warranty policy.

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

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenue and are not included in product warranty liability. During the second and third quarters of 2014, we recorded charges of $1.7 million and $0.6 million, respectively, for estimated costs associated with the battery recall discussed above.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Accrued Restructuring Costs

The following table summarizes changes in our accrued restructuring costs during the nine months ended September 30, 2014:

	Facility Leases	Severance and Related	Contract Termination	Total
	(in thousands)
Beginning balance	$—	$245	$—	$245
Restructuring charges	2,204	715	688	3,607
Payments	(612)	(739)	(688)	(2,039)
Adjustments to estimated obligations	(155)	(97)	—	(252)
Change in fair value	33	—	—	33

Ending balance	$1,470	$124	$—	$1,594

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

Severance Agreements

In the first nine months of 2014, we incurred various costs related to the integration of CircuLite’s operations, including severance costs aggregating $0.6 million, the majority of which were recorded in the first quarter of 2014. We recorded $0.4 million in research and development expenses and the remaining $0.2 million in selling, general and administrative expenses on our condensed consolidated statements of operations.

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2014 or 2013.

The carrying amounts reported on our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of September 30, 2014 and December 31, 2013 and are carried at fair value.

The following tables represents the fair value of our financial assets and financial liabilities measured at fair value on a recurring basis and which level was used in the fair value hierarchy at the respective dates.

				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
	(in thousands)
As of September 30, 2014
Assets
Short-term investments	$66,617		$66,617	$—	$66,617	$—
Long-term investments	1,225		1,225	—	1,225	—

Liabilities
Convertible senior notes	112,796	(1)	157,855	—	157,855	—
Contingent consideration	52,820		52,820	—	—	52,820
Royalties	985		985	—	—	985
Lease exit costs	1,366		1,366	—	—	1,366

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

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Our Level 3 financial liabilities include the following:

•	Contingent consideration – The estimated fair value of the contingent consideration related to our acquisition of CircuLite in December 2013 requires significant management judgment or estimation and is calculated using the income approach, using various revenue assumptions and applying a probability to each outcome. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period. Actual amounts paid may differ from the obligations recorded.

•	Royalties – Royalties represent future royalty payments to be made over the next 15 years pursuant to agreements related to intellectual property licensed or acquired by World Heart Corporation, which we acquired in August 2012. Determination of fair value requires significant management judgment or estimation. The royalty payment obligations were valued using a discounted cash flow model, the future minimum royalty payment amounts and discount rates commensurate with our market risk and the terms of the obligations.

•	Lease exit costs – In the first quarter of 2014 we ceased the use of our facility in Teaneck, New Jersey, which was subject to an operating lease that runs through the end of 2020, and we recorded a liability equal to the estimated fair value of the remaining lease payments as of the cease-use date. The fair value was estimated based upon the discounted present value of the remaining lease payments, considering future estimated sublease income, estimated broker fees and required tenant improvements. This estimated fair value requires significant management judgment. The fair value of this liability will be remeasured at estimated fair value at each reporting period. Actual amounts paid may differ from the obligation recorded.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the nine months ended September 30, 2014:

Contingent Consideration
(in thousands)
Beginning balance	$67,000
Payments	—
Change in fair value	(14,180)

Ending balance	$52,820

The change in fair value of the contingent consideration in the nine months ended September 30, 2014 was primarily due to a $16.6 million reduction as a result of the unlikely probability of achieving the performance milestone conditions related to the re-launch of the SYNERGY Surgical System, which is undergoing redesign following its removal from the market in 2013 and loss of CE marking in the European Union in March 2014. In addition, due to the anticipated delay in the re-launch of the SYNERGY Surgical System, we adjusted our revenue projections for the SYNERGY Surgical System, which resulted in a $6.1 million decrease in the fair value of a component of the contingent consideration related to royalty payments. These decreases in fair value were partially offset by an $8.5 million increase in fair value due to the effect of the passage of time on the fair value measurement. Adjustments associated with the change in fair value of contingent consideration are presented on a separate line item on our condensed consolidated statements of operations. Adjustments will be similarly presented in future accounting periods.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the royalties for the nine months ended September 30, 2014:

Royalties
(in thousands)
Beginning balance	$999
Payments	(70)
Change in fair value	56

Ending balance	$985

The expense associated with the change in fair value of the royalty payment obligations is included in research and development expenses on our condensed consolidated statements of operations.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the lease exit costs for the nine months ended September 30, 2014:

Lease Exit Costs
(in thousands)
Beginning balance	$—
Accruals	1,676
Payments	(343)
Change in fair value	33

Ending balance	$1,366

The expense associated with the change in fair value of the lease exit costs is included in selling, general and administrative expenses on our condensed consolidated statements of operations.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of September 30, 2014:

	Fair Value at September 30, 2014 (in thousands)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	$52,820	Probability weighted income approach	Milestone dates	2019 to 2022
			Discount rate	20.0% to 24.0%
			Probability of occurrence	0% to 100%

Royalties	$985	Discounted cash flow	Discount rate	4.8% to 7.8%

Lease exit costs	$1,366	Discounted cash flow	Sublease start date	November 2015
			Sublease rate	$26.50/square foot
			Discount rate	3.5%

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

The estimated fair value of the contingent consideration is calculated on a quarterly basis by management. Potential valuation adjustments will be made as additional information becomes available, including, among other items, the progress toward achieving re-launch of the SYNERGY Surgical System, as well as revenue and milestone targets as compared to initial projections, with the impact of these adjustments being recorded in our condensed consolidated statement of operations. In the three months ended September 30, 2014, we recorded an adjustment to decrease the recorded value of the contingent consideration by $3.6 million. For the nine months ended September 30, 2014, adjustments decreased the recorded value of the contingent consideration by $14.2 million.

Assets That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as intangible assets, goodwill and property, plant, and equipment are evaluated for impairment annually or when indicators of impairment exist. In the first quarter of 2014, we recorded an impairment charge of $0.6 million related to certain office equipment and software. No impairment was recorded in the three and nine months ended September 30, 2013. Non-financial assets such as identified intangibles acquired in connection with our acquisition of World Heart in August 2012 and CircuLite in December 2013 are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5. Investments

We have cash investment policies that limit investments to investment grade rated securities. At September 30, 2014 and December 31, 2013, all of our investments were classified as available-for-sale and carried at fair value. At September 30, 2014 and December 31, 2013, our short-term investments had maturity dates of less than twenty-four months and our long-term investments had maturity dates within thirty-six months.

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
At September 30, 2014
Short-term investments:
Corporate debt	$43,674	$7	$(123)	$43,558
U.S. government agency debt	15,000	—	(26)	14,974
Certificates of deposit	8,085	—	—	8,085

Total short-term investments	$66,759	$7	$(149)	$66,617

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
At December 31, 2013
Short-term investments:
Corporate debt	$32,221	$3	$(18)	$32,206
Certificates of deposit	5,390	—	—	5,390

Total short-term investments	$37,611	$3	$(18)	$37,596

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

For the three and nine months ended September 30, 2014 and 2013, we did not have any realized gains or losses on our investments. At September 30, 2014 and December 31, 2013, none of our available-for-sale investments had been in a continuous loss position for more than twelve months.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Goodwill, In-Process Research and Development and Other Intangible Assets, Net

Goodwill

The carrying amount of goodwill and the change in the balance for the nine months ended September 30, 2014 and 2013 is as follows:

	2014	2013
	(in thousands)
Beginning balance	$61,596	$1,190
Additions	—	—
Impairment	—	—
Foreign currency translation impact	(138)	—

Ending balance	$61,458	$1,190

In-Process Research and Development

The carrying value of our in-process research and development assets, which relate to the development and potential commercialization of certain acquired technologies, consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
SYNERGY system technology	$35,500	$35,500

In-process research and development has an indefinite life. At the time the economic life becomes determinable (upon project completion or abandonment) the amount will be amortized over its expected remaining life.

Other Intangible Assets

Other intangible assets, net consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Patents	$4,959	$3,754
Purchased intangible assets
Tradenames	3,700	3,700
Customer relationships	1,800	1,800
Acquired technology rights	9,925	7,925

	20,384	17,179
Less: Accumulated amortization – Patents	(1,028)	(800)
Less: Accumulated amortization – Purchased intangible assets	(1,398)	(404)

	$17,958	$15,975

Our other intangible assets are amortized using the straight-line method over their estimated useful lives as follows:

Patents	15 years
Purchased intangible assets
Tradenames	15 years
Customer relationships	20 years
Acquired technology rights	7 to 16 years

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In the quarter ended September 30, 2014, we determined the probable achievement of a pre-specified milestone which triggers a $2.0 million obligation under a certain patent assignment and license agreement. The $2.0 million, which is payable in cash or shares of our common stock, was recorded as additional acquired technology rights and is included in other long term liabilities at September 30, 2014 on our condensed consolidated balance sheet. We currently intend to settle this liability by issuing shares of our common stock.

Amortization expense for the three months ended September 30, 2014 and 2013 was $0.4 million and $0.1 million, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $1.2 million and $0.4 million, respectively.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Principal amount	$143,750	$143,750
Unamortized discount	(30,954)	(36,625)

Net carrying amount	$112,796	$107,125

Equity component	$55,038	$55,038

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on September 30, 2014 of $77.63 per share, was approximately $111.6 million. The fair value of our Convertible Notes as presented in Note 4 was $157.9 million at September 30, 2014.

Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the three and nine months ended September 30, 2014 and 2013, interest expense related to the Convertible Notes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Stated amount at 3.5% coupon rate	$1,258	$1,258	$3,774	$3,774
Amortization of discount	1,948	1,727	5,671	5,030
Amortization of deferred financing costs	103	93	304	270

	$3,309	$3,078	$9,749	$9,074

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

On January 30, 2014, we filed a shelf registration statement with the SEC on Form S-3. This shelf registration statement allows us to offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering any combination and amount of the securities described in the prospectus contained in the registration statement or in the prospectus supplement filed with respect to a particular offering. An aggregate of 530,816 shares of our common stock were registered for issuance pursuant to various prospectus filings on January 30, 2014 in connection with our acquisition of CircuLite. As of September 30, 2014, there remained 248,872 shares of our common stock reserved for potential issuance in connection with future contingent milestone payments under the terms of the acquisition agreement.

Following satisfaction of a pre-specified milestone in December 2013, we were obligated to pay $5.0 million in cash or stock under the terms of a patent assignment agreement and exclusive license to certain patent applications. The $5.0 million was accrued at December 31, 2013 in other accrued liabilities on our consolidated balance sheet. We issued pursuant to a prospectus supplement an aggregate of 50,330 registered shares of our common stock in January 2014 to settle this liability.

In the nine months ended September 30, 2014, we issued an aggregate of 28,250 shares of our common stock upon the exercise of stock options and an aggregate of 58,000 shares of our common stock upon the vesting of restricted stock units.

In the nine months ended September 30, 2013, we issued an aggregate of 119,654 shares of our common stock upon the exercise of stock options and an aggregate of 31,676 shares of our common stock upon the vesting of restricted stock units.

Note 9. Share-Based Compensation

We allocate share-based compensation expense to cost of revenue, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three and nine months ended September 30, 2014 and 2013, we recorded share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$611	$828	$1,720	$1,970
Selling, general and administrative	3,561	3,951	9,958	9,169
Research and development	2,205	2,286	5,613	5,303

	$6,377	$7,065	$17,291	$16,442

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Equity Plans

We have issued share-based awards to employees, non-executive directors and outside consultants through various approved plans and outside of any formal plan. New shares are issued upon the exercise of share-based awards.

Upon receipt of stockholder approval on May 31, 2012, we adopted the HeartWare International, Inc. 2012 Incentive Award Plan (“2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, deferred stock, deferred stock units, stock payments and stock appreciation rights (collectively referred to as “Awards”), to our directors, employees and consultants. Under the terms of the 2012 Plan, the total number of shares of our common stock initially reserved for issuance under Awards is 1,375,000, provided that the total number of shares of our common stock that may be issued pursuant to “Full Value Awards” (Awards other than options, stock appreciation rights or other Awards for which the holder pays the intrinsic value existing as of the date of grant whether directly or by forgoing a right to receive a payment from the Company) is 1,275,000. As of September 30, 2014, 85,734 shares have been issued upon vesting of Awards issued under the 2012 Plan and Awards with respect to 569,697 shares were issued and outstanding under the 2012 Plan. Subsequent to adoption of the 2012 Plan, no new Awards will be granted under our prior plans. Any outstanding Awards under the prior plans will continue to be subject to the terms and conditions of the plan under which they were granted.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. No options were issued in the three months ended September 30, 2014 and 2013. The following table includes the weighted average assumptions used for options issued in the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
Dividend yield	0%	0%
Expected volatility	39.00%	40.00%
Risk-free interest rate	1.65%	1.15%
Estimated holding period (years)	5.00	6.25

Information related to options granted under all of our plans at September 30, 2014 and activity in the nine months then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	133	$42.82
Granted	7	88.84
Exercised	(28)	29.62
Forfeited	(1)	86.58
Expired	—	—

Outstanding at September 30, 2014	111	$48.65	4.60	$3,448

Exercisable at September 30, 2014	91	$40.46	3.76	$3,428

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The aggregate intrinsic values at September 30, 2014 noted in the table above represent the number of in-the-money options outstanding or exercisable multiplied by the closing price of our common stock traded on NASDAQ less the weighted average exercise price at period end.

The weighted average grant date fair value per share of options issued in the nine months ended September 30, 2014 and 2013 was $32.41 and $38.51 per share, respectively.

The total intrinsic value of options exercised in the nine months ended September 30, 2014 and 2013 was approximately $1.8 million and $7.7 million, respectively. Cash received from options exercised in the nine months ended September 30, 2014 and 2013 was approximately $0.8 million and $3.4 million, respectively.

At September 30, 2014, there was approximately $0.3 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested options. This expense is expected to be recognized over a weighted average period of one year.

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

Information related to RSUs at September 30, 2014 and activity in the nine months then ended is as follows:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	476
Granted	350
Released	(58)
Forfeited	(41)

Outstanding at September 30, 2014	727	1.46	$56,412

The aggregate intrinsic value at September 30, 2014 noted in the table above represents the closing price of our common stock traded on NASDAQ multiplied by the number of RSUs outstanding.

At September 30, 2014, 27,705 of the RSUs outstanding are subject to performance-based vesting criteria as described above.

The total intrinsic value of RSUs vested in the nine months ended September 30, 2014 and 2013 was approximately $5.3 million and $2.9 million, respectively.

The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted in the nine months ended September 30, 2014 and 2013 was $98.40 and $90.50, respectively.

At September 30, 2014, we had approximately $31.2 million of unrecognized compensation expense related to non-vested RSU awards, net of estimated forfeitures. This expense is expected to be recognized over a weighted average period of 1.5 years.

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10. Net Loss Per Share

Basic net loss per common share was computed by dividing net loss for the period by the weighted-average number of common shares outstanding for each respective period. Diluted net loss per common share adjusts basic net loss per common share for the dilutive effects of share-based awards as determined under the “treasury stock” method, our convertible senior notes as determined under the “if-converted” method and other potentially dilutive instruments only in the periods in which the effect is dilutive. Due to our net loss for all periods presented, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. The following instruments were excluded from the calculation of diluted weighted average shares outstanding, as their effect would be anti-dilutive.

	Three and Nine Months Ended September 30,
	2014	2013
	(in thousands)
Common shares issuable upon:
Conversion of convertible senior notes	1,438	1,438
Exercise or vesting of share-based awards	837	787

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

Product sales by geographic location were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
United States	$39,068	$28,166	$109,801	$79,422
Germany	15,105	14,951	47,187	40,984
International, excluding Germany	14,435	11,683	48,223	34,469

	$68,608	$54,800	$205,211	$154,875

As a significant portion of our revenue is generated outside of the United States, we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the United States. For the three and nine months ended September 30, 2014 and 2013, no customer exceeded 10% of product sales individually.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

At September 30, 2014, we had purchase order commitments of approximately $44.3 million related to product costs, supplies, services and property, plant and equipment purchases. Many of our materials and supplies require long lead times. Our purchase order commitments reflect materials that may be received up to one year from the date of order.

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

Contingent Consideration and Milestone Payments

In December 2013, we acquired CircuLite using a combination of cash, stock and post-acquisition milestone payments. The milestone payments are payable based upon the achievement of six specified performance milestones over a 10 year period. The maximum amount of the aggregate milestone payments could be $320 million. As of September 30, 2014, the fair value of the contingent consideration was estimated to be $52.8 million (see Note 4).

License and Development Agreements

From time to time, we license rights to technology or intellectual property from third parties. These licenses may require us to pay upfront payments as well as development or other payments upon successful completion of preclinical, clinical, regulatory or revenue milestones. In addition, these agreements may require us to pay royalties on sales of products arising from the licensed technology or intellectual property. Because the achievement of these milestones is not reasonably estimable, we have not recorded a liability on our condensed consolidated balance sheets for any of these contingencies.

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

Note 13. Subsequent Events

We have evaluated events and transactions that occurred subsequent to September 30, 2014 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. As disclosed in Note 3, in October 2014, a $10 million convertible promissory note receivable from a privately held company was converted into shares of preferred stock of that company. Except for this conversion, we did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

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

In November 2012, we received approval from the United States Food and Drug Administration (“FDA”) for the HVAD System as a bridge to heart transplantation in patients with end-stage heart failure. The HVAD System has been available in the European Union since receiving CE marking in 2009. In May 2012, we received an expanded European label for long-term use of the HVAD System in patients at risk of death from refractory, end-stage heart failure. The HVAD System has been implanted in patients at over 250 health care sites in 40 countries.

On August 27, 2013, the FDA approved an Investigational Device Exemption (“IDE”) Supplement allowing us to commence enrollment in an additional patient cohort for the ENDURANCE clinical trial. In this supplemental cohort, we intend to enroll up to 310 patients receiving the HVAD System, as well as up to an additional 155 control patients using a randomization scheme consistent with the ENDURANCE protocol. We anticipate completion of enrollment in this supplemental cohort in the first half of 2015. Patients will be followed for 12 months after implant. We intend to incorporate the data from both this supplemental cohort and ENDURANCE into an anticipated PMA Application seeking approval of the HVAD System for the Destination Therapy indication.

MVAD System

Beyond the HVAD System, we are also developing our next generation miniaturized device, known as the MVAD System. The MVAD System is based on the same technology platform as the HVAD System but adopts an axial flow, rather than a centrifugal flow, configuration and is being developed in multiple designs. The MVAD Pump is less than one-half the size of the HVAD Pump and can provide partial or full support. The MVAD platform is designed to allow for a variety of configurations and surgical placements with the goal of further reducing surgical invasiveness while producing superior clinical results. We are preparing regulatory submissions seeking approval to commence a CE Mark study at nine international sites, as well as an IDE study in the United States.

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

We sent the FDA our initial response to the warning letter within the required fifteen business days of receipt and committed to undertaking certain quality system improvements and providing the FDA with periodic updates. We have begun to implement systemic changes and organizational enhancements to address the four warning letter items and related quality systems. We have established teams to review and address the items cited by the FDA and have engaged external subject matter experts to assist in assessment and remediation efforts. As we complete this comprehensive review of our quality systems, it is possible that we may need to take additional actions.

Recent Urgent Medical Device Corrections and Voluntary Battery Recall

We issued two Urgent Medical Device Corrections in April 2014 and a recall of certain older batteries in July 2014, which are ongoing as of September 30, 2014.

The first Correction was announced by us on April 24, 2014 and provides updated information to patients and clinicians with respect to a driveline connector correction previously distributed to all of our clinical sites in December 2013. A disconnected driveline would result in a temporary pump stop which could cause serious injury or death, depending on the function of a patient’s native heart. This notification requests patients to discuss the Correction with their physician or VAD Coordinator. Clinicians are asked to inspect the patient’s driveline connector for proper locking at implant and at each routine clinic visit to ensure that the connector assembly remains secure. The notification provides instruction to both patients and clinicians should the locking mechanism fail to engage or the driveline becomes disconnected from the controller and advises clinicians to promptly call their HeartWare representative to arrange a permanent repair should these events occur.

The second Correction was announced by us on May 1, 2014. In letters to clinicians and patients, we reported an observed increase in complaints related to earlier-than-expected battery depletion and routine battery handling. This field safety correction action provides information to assist patients and clinicians to monitor battery performance, recognize abnormal behaviors and reinforce proper power management of the HVAD System. On July 30, 2014, we extended our field safety corrective action to include a voluntary recall of certain older batteries. The recall instructs sites to replace certain older batteries in the field upon patients’ routine visits in order to further mitigate the potential risks associated with premature battery depletion. We continue to monitor complaints and may take further actions as appropriate. During the second and third quarters of 2014, we recorded charges of $1.7 million and $0.6 million, respectively, for estimated costs associated with the recall.

Summary of Recent Financial Performance

Revenue was $68.6 million for the quarter ended September 30, 2014 compared to $54.8 million in the same period of 2013. This increase reflects 39% revenue growth in the United States, where our HVAD System is labeled solely for a bridge-to-transplantation indication, and 11% internationally where the HVAD System is more broadly indicated for general long-term heart failure patients. In each case, revenue growth reflected continued market penetration within existing customer accounts and to a lesser extent revenue contributed from newly added customers. As of September 30, 2014, the Company had 105 customers in the United States and 151 customers internationally.

We realized a slight increase in gross margin percentage to 66.5% in the third quarter compared to 64.4% in the third quarter of 2013 which is primarily attributable to production efficiencies associated with increased manufacturing throughput.

Combined selling, general, administrative, research and development expenses in the third quarter increased to $50.0 million, compared to $45.8 million in the third quarter of 2013. The net increase includes expansion of sales and marketing activities, external warning letter remediation costs, and increased clinical activity as we make preparations for human clinical testing for the MVAD System and associated peripherals.

Our financial results are more fully described in Results of Operations below.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on March 3, 2014. During the nine months ended September 30, 2014, there were no significant changes to any of our significant accounting policies.

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

Results of Operations

Three and nine months ended September 30, 2014 and 2013

Revenue, net

In the three and nine months ended September 30, 2014 and 2013, we generated revenue through commercial sales and clinical trials.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
Revenue, net	$68,608	$54,800	25%	$205,211	$154,875	33%

Revenue was $68.6 million for the quarter ended September 30, 2014, reflecting 39% revenue growth in the United States, where our HVAD System is labeled solely for a bridge-to-transplantation indication, and 11% internationally where the HVAD System is more broadly indicated for general long-term heart failure patients. In each case, revenue growth reflected continued market penetration within existing customer accounts and to a lesser extent revenue contributed from newly added customers.

Our U.S. revenue was $39.1 million for the quarter ended September 30, 2014 compared to $28.2 million during the quarter ended September 30, 2013. A total of 361 pumps were sold in the U.S. during the third quarter of 2014 compared to 263 pumps sold in the same period of 2013. The U.S. revenue increase included 62 HVAD Systems sold under the Company’s supplemental patient cohort for the ENDURANCE clinical trial.

Our international revenue was $29.5 million for the quarter ended September 30, 2014 compared to $26.6 million during the quarter ended September 30, 2013. A total of 314 pumps were sold internationally during the third quarter of 2014 compared to 287 pumps sold in the same period of 2013.

Total revenue was $205.2 million for the nine months ended September 30, 2014, reflecting 38% revenue growth in the United States and 26% internationally. In each case, revenue growth reflected continued market penetration within existing customer accounts and to a lesser extent revenue contributed from newly added customers.

Our U.S. revenue was $109.8 million for the nine months ended September 30, 2014 compared to $79.4 million in the same period of 2013. A total of 1,012 pumps were sold in the U.S. during the nine months ended September 30, 2014 compared to 736 pumps sold in the same period of 2013. The U.S. revenue increase included 133 HVAD Systems sold under the Company’s supplemental patient cohort for the ENDURANCE clinical trial.

Our international revenue was $95.4 million for the nine months ended September 30, 2014 compared to $75.5 million in the same period of 2013. A total of 1,002 pumps were sold internationally during the nine months ended September 30, 2014 compared to 819 pumps sold in the same period of 2013.

Changes in foreign currency exchange rates favorably impacted net revenue by approximately $0.3 million and $2.9 million, or 0.5% and 1.9%, in the three and nine months ended September 30, 2014, compared to the same periods in 2013. In the three and nine months ended September 30, 2014, approximately 40% and 44% of our net revenue was denominated in foreign currencies including principally the Euro and British pound compared to 46% and 45% in the same periods in 2013. Movements in foreign currency exchange rates have had an effect on our reported revenue amounts in the past and could have a significant favorable or unfavorable impact on our reported revenue amounts in the future.

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

Cost of Revenue

Cost of revenue includes costs associated with manufacturing and distributing our products and consists of direct materials, labor and overhead expenses allocated to the manufacturing process, provisions for excess or obsolete inventory, and shipping costs. Cost of revenue totaled approximately $23.0 million and $19.5 million in the three months ended September 30, 2014 and 2013, respectively. Cost of revenue totaled approximately $68.8 million and $57.2 million in the nine months ended September 30, 2014 and 2013, respectively.

Gross profit and gross margin percentage are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Gross profit	$45,631	$35,271	$136,365	$97,700
Gross margin %	66.5%	64.4%	66.5%	63.1%

The three month comparative increase in gross margin percentage was primarily a result of production efficiencies driven by increased revenue and manufacturing throughput resulting in 3.3 percentage points of improvement, partially offset by 1.2 percentage points resulting from increases in reserve allowances including the recent battery recall charges described in Note 3 to the condensed consolidated financial statements included in this report.

The nine month comparative increase in gross margin percentage was primarily a result of production efficiencies driven by increased revenue and manufacturing throughput resulting in 6.5 percentage points of improvement, partially offset by 3.1 percentage points resulting from increases in reserve allowances including the recent battery recall charge noted above.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
Total selling, general and administrative expenses	$20,584	$19,844	4%	$65,765	$53,548	23%

The increase of $0.7 million for the three months ended September 30, 2014 as compared to the same period in 2013 resulted primarily from commercial expansion and included $2.0 million of salaries and related costs associated with headcount growth, an increase in certain professional fees of $1.2 million and $0.4 million of increased travel, conference, tradeshows and other marketing expenditures. These increases were partially offset by various reductions in certain information technology and facilities expenses of $1.5 million, a reduction in legal fees of $0.9 million and a decrease in non-cash share-based compensation expense of $0.4 million.

The increase of $12.2 million for the nine months ended September 30, 2014 as compared to the same period in 2013 included approximately $3.0 million of restructuring charges, primarily related to our acquisition of CircuLite. These expenses included lease exit costs associated with facilities we vacated in Massachusetts and New Jersey, severance costs and asset impairment charges. The remainder of the increase resulted primarily from commercial expansion and included $7.1 million of salaries and related costs associated with headcount growth and $2.5 million of increased travel, conference, tradeshows and other marketing expenditures. We also experienced an increase in non-cash share-based compensation expense of $0.8 million due to an increase in the number of outstanding awards and the increased valuation of those awards as well as an increase in certain professional fees of $2.7 million and an increase in medical device excise taxes of $0.6 million. These increases were partially offset by various reductions in certain information technology and facilities expenses of $3.2 million and a reduction in legal fees of $1.1 million.

We expect our selling, general and administrative expenses to continue to increase as we continue to expand our sales and distribution capabilities in an effort to increase market penetration on a global basis as well as enhance our administrative capabilities to support our overall corporate growth.

Research and Development

Research and development expenses are the direct and indirect costs associated with developing our products prior to commercialization, including the costs of operating clinical trials, and are expensed as incurred. These expenses fluctuate based on project level activity and consist primarily of salaries and wages and related employee costs of our research and development, clinical and regulatory staffs, external research and development costs, and materials and expenses associated with clinical trials. Research and development expenses also include costs associated with our compliance with FDA regulations. Additional costs include travel, facilities and overhead allocations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
Total research and development expenses	$29,477	$25,930	14%	$88,981	$72,201	23%

The increase of $3.5 million for the three months ended September 30, 2014 as compared to the same period of 2013 was primarily due to a $2.0 million increase in salaries and related costs associated with headcount growth and an increase in preclinical and clinical trial costs of $1.4 million. We also experienced an increase in certain infrastructure costs of $1.6 million. These increases were partially offset by a $0.5 million decrease in development project costs, including consumables, outside engineering, consultants and contractors. The third quarter of 2013 also included a $0.6 million loss on the disposal of assets. This loss primarily related to the sale or disposal of fixed assets when we ceased certain development activities performed at our former Australian facility and relocated those activities to the United States.

The increase of $16.8 million for the nine months ended September 30, 2014 as compared to the same period of 2013 was primarily due to a $6.3 million increase in salaries and related costs associated with headcount growth and an increase in preclinical and clinical trial costs of $5.2 million. We also experienced an increase in certain infrastructure costs of $3.5 million, a $1.5 million increase in development project costs, including consumables, outside engineering, consultants and contractors and $0.5 million in fees related to the cancellation of a development agreement. In connection with our acquisition of CircuLite, we recorded restructuring charges aggregating $1.1 million, including contract termination fees and severance costs.

Included in the amounts above for the three and nine months ended September 30, 2014 are incremental expenses of $2.2 million incurred in connection with the warning letter we received from the FDA in June 2014. We expect our warning letter-related expenses to trend higher in the fourth quarter of 2014, and into the first quarter of 2015, but should decrease thereafter as we complete some of the resource intensive activities for which we have contracted external consultants and advisors.

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

Change in Fair Value of Contingent Consideration

On December 1, 2013, we acquired CircuLite, Inc. using a combination of cash and stock. In addition to initial consideration paid at closing, the former CircuLite securityholders may be entitled to receive additional shares of HeartWare common stock (or cash, in certain cases, at our discretion) upon the achievement of six specified performance milestones. The estimated fair value of the contingent consideration is calculated on a quarterly basis by management. In the three months ended September 30, 2014, we recorded a $3.6 million adjustment for the net decrease in the estimated fair value of the contingent consideration from June 30, 2014 to September 30, 2014. Adjustments in revenue projections, due to the anticipated delay in re-launching the SYNERGY Surgical System, resulted in a $6.1 million decrease in the fair value of a component of the contingent consideration related to royalty payments. This decrease in fair value was partially offset by a $2.5 million increase in fair value due to the effect of the passage of time on the fair value measurement.

In the nine months ended September 30, 2014, adjustments aggregating $14.2 million were recorded for the net decrease in the estimated fair value of the contingent consideration since December 31, 2013. The net decrease in the estimated fair value of the contingent consideration in the nine months ended September 30, 2014 was primarily due to a $16.6 million reduction as a result of the unlikely probability of achieving the performance milestone conditions related to the re-launch of the SYNERGY Surgical System, which is undergoing redesign following its removal from the market in 2013 and loss of CE marking in the European Union in March 2014. In addition, as noted above, we adjusted our revenue projections for the SYNERGY Surgical System, which resulted in a $6.1 million decrease in the fair value of a component of the contingent consideration related to royalty payments. These decreases in fair value were partially offset by an $8.5 million increase in fair value due to the effect of the passage of time on the fair value measurement.

The estimated fair value of the contingent consideration requires significant management judgment or estimation and is calculated using the income approach. We utilize significant inputs, including various revenue assumptions, discount rates and apply a probability to each outcome. Potential valuation adjustments will be made as additional information becomes available, including the progress toward achieving re-launch of the SYNERGY Surgical System as well as revenue and milestone targets as compared to initial projections. Adjustments associated with changes in the estimated fair value of the contingent consideration are presented on a separate line item on our condensed consolidated statements of operations and will be similarly presented in future accounting periods.

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

In the three months ended September 30, 2014, our net foreign exchange losses totaled approximately $3.3 million compared to net foreign exchange gains of approximately $2.1 million in the same period of 2013. In the nine months ended September 30, 2014, our net foreign exchange losses totaled approximately $3.1 million compared to net foreign exchange losses of approximately $0.4 million in the same period of 2013. During the third quarter of 2014, the Euro weakened significantly relative to the U.S. dollar. This was the primary contributor to the foreign exchange losses experienced in the third quarter of 2014.

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

In the three months ended September 30, 2014, interest expense was approximately $3.3 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $2.0 million of non-cash amortization of the related discount and deferred financing costs. In the three months ended September 30, 2013, interest expense was approximately $3.1 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.8 million of non-cash amortization of the related discount and deferred financing costs.

In the nine months ended September 30, 2014, interest expense was approximately $9.8 million, which included $3.8 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $6.0 million of non-cash amortization of the related discount and deferred financing costs. In the nine months ended September 30, 2013, interest expense was approximately $9.1 million, which included $3.8 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $5.3 million of non-cash amortization of the related discount and deferred financing costs.

Investment Income, net

Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. as well as note receivable interest on a strategic investment in a private company. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $0.1 million and $0.5 million in the three and nine months ended September 30, 2014, respectively, compared to $0.1 million and $0.2 million in the same periods in the prior year. We continue to experience low interest rates on our deposits and available-for-sale investments.

Income Taxes

We are subject to taxation in the United States and jurisdictions outside of the United States. These jurisdictions have different marginal tax rates. Foreign earnings are considered to be permanently reinvested in operations outside the U.S. and therefore we have not provided for U.S. income taxes on these unrepatriated foreign earnings. We have incurred significant U.S. losses since inception, however, changes in issued capital and share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and therefore a 100% valuation allowance has been recorded against our net deferred tax assets. For the three and nine months ended September 30, 2014, our tax provision includes estimated foreign taxes in jurisdictions where wholly-owned subsidiaries may be subject to current taxes.

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

Liquidity and Capital Resources

As of September 30, 2014, our cash and cash equivalents were approximately $113.6 million as compared to $162.9 million at December 31, 2013.

Following is a summary of our cash flow activities:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(15,046)	$(19,624)
Net cash used in investing activities	(36,860)	(22,913)
Net cash provided by financing activities	837	144,356
Effect of exchange rate changes on cash and cash equivalents	1,837	166

Net (decrease) increase in cash and cash equivalents	$(49,232)	$101,985

Cash Used in Operating Activities

For the nine months ended September 30, 2014, cash used in operating activities consisted of a net loss of $18.5 million, adjustments for non-cash items of $17.7 million and cash used in working capital of $14.3 million. The net loss was driven by normal operating activities including the sale of the HVAD System in the U.S. and abroad, increased expenditures on research and development as well as increased administrative costs. Adjustments for non-cash items primarily consisted of $17.3 million of share-based compensation, $6.2 million of depreciation and amortization of long-lived assets, $5.7 million for the amortization of the discount on our convertible notes, $1.0 million loss on an equity investment and $0.6 million for the impairment of fixed assets, which were partially offset by an adjustment of $14.2 million from the decrease in fair value of contingent consideration. The decrease in cash from changes in working capital included $10.4 million in increased trade accounts receivable, $13.1 million for the purchase and manufacture of inventories and $2.3 million for the payment of trade accounts payable. These amounts were partially offset by a decrease in prepaid expenses and other assets of $2.4 million and an increase in accrued liabilities of $7.1 million.

For the nine months ended September 30, 2013, cash used in operating activities consisted of a net loss of $37.3 million and non-cash adjustments to net loss totaling approximately $28.1 million. Non-cash adjustments include $16.4 million of share-based compensation, $5.0 million for the amortization of the discount on our convertible notes and $5.2 million of depreciation and amortization on long-lived assets. Also included in cash used in operating activities in the nine months ended September 30, 2013 was approximately $4.8 million in increased trade accounts receivable, $2.7 million for the payment of trade payables and $5.6 million for prepaid expenses and other current assets.

Cash Used in Investing Activities

In the nine months ended September 30, 2014, net cash used in investing activities included $29.7 million for the purchase (net of maturities) of available-for sale securities, $6.0 million to acquire property, plant and equipment and $1.2 million for intellectual property.

In the nine months ended September 30, 2013, net cash used by investing activities included $20.7 million for the purchase (net of maturities) of available-for sale securities, $2.1 million used to acquire property, plant and equipment and $0.6 million for intellectual property. These amounts were partially offset by $0.7 million received upon the sale of certain property, plant and equipment in connection with the closure of our Australian facility.

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

The exercise of stock options in the nine months ended September 30, 2014 and 2013 resulted in cash proceeds of approximately $0.8 million and $3.4 million, respectively.

Operating Capital and Capital Expenditure Requirements

We have incurred substantial operating losses to date and anticipate that we will continue to consume cash and incur net losses as we expand our sales and marketing capabilities, develop new products and seek regulatory approvals for expanded indications of the HVAD System in the United States. For the remainder of 2014, cash on hand is expected to be used primarily to fund our ongoing operations, including:

•	expanding our sales and marketing capabilities on a global basis;

•	growing market penetration particularly in United States;

•	continued product development, including development of the MVAD Pump and Pal controller;

•	pre-clinical and clinical costs relating to prospective first human implants of the MVAD Pump, and clinical trials related to expanded indications of the HVAD System;

•	development and relaunch efforts with respect to the SYNERGY Surgical System;

•	development of the next generation endovascular system with respect to the SYNERGY platform;

•	regulatory and other compliance functions, including activities to enhance our quality systems in response to the warning letter we received from the FDA in June 2014;

•	expanding work in process and finished goods inventory to support ongoing operations;

•	planned investments in infrastructure to support our growth; and

•	general working capital.

Our convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. To date, all interest payments have been paid on a timely basis. Based on the outstanding principal amount of our convertible senior notes at September 30, 2014, the semi-annual interest payment due on December 15, 2014 will be approximately $2.5 million. This amount is expected to be paid from cash on hand.

We believe cash on hand and investment balances as of September 30, 2014 are sufficient to support our planned operations for at least the next twelve months. At September 30, 2014, approximately $5.9 million of our cash on hand was held in foreign locations, including Australia, Germany and the United Kingdom. To date, the Company has not had unremitted foreign earnings and has not incurred U.S. federal and state income taxes related to repatriated earnings. As our operations in our foreign subsidiaries grow, we may generate foreign earnings. Any repatriation of those earnings to the United States would likely result in us incurring federal and state income taxes. We currently plan to permanently reinvest any earnings of our foreign subsidiaries.

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

Contractual Obligations

In the nine months ended September 30, 2014, there were no material changes outside the ordinary course of business to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2013 Annual Report on Form 10-K filed with the SEC on March 3, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report you should carefully consider the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March  3, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended September 30, 2014.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of HeartWare International, Inc. (1)

3.2	Bylaws of HeartWare International, Inc. (1)

10.1	Offer letter, dated as of September 23, 2013, between HeartWare, Inc. and Mark Strong +*

10.2	Promotion letter, effective as of July 21, 2014, between HeartWare, Inc. and Mark Strong +*

10.3	Employment Contract, dated as of September 1, 2014, between HeartWare GmbH and Katrin Leadley, M.D. +*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2014, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.
*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.

Date: October 31, 2014	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2014	/s/ Peter F. McAree
Peter F. McAree
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Offer letter, dated as of September 23, 2013, between HeartWare, Inc. and Mark Strong

10.2	Promotion letter, effective as of July 21, 2014, between HeartWare, Inc. and Mark Strong

10.3	Employment Contract, dated as of September 1, 2014, between HeartWare GmbH and Katrin Leadley, M.D.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2014, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.