Form 10-Q
period 2015-03-31
HeartWare International, Inc.
filed 2015-05-01
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

(508) 739-0950

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 30, 2015
Common Stock, $0.001 Par Value Per Share	17,246,146

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation:

•	our ability to implement systemic improvements necessary to satisfactorily address the observations cited in the June 2, 2014 warning letter we received from the United States Food and Drug Administration (“FDA”);

•	our expectations with respect to submissions to and approvals from regulatory bodies, such as the FDA;

•	our ability to operate our business in compliance with regulatory requirements and to implement appropriate corrective and preventive actions;

•	our expectations with respect to our clinical trials, including enrollment in, completion of, or outcomes of our clinical trials as well as approval of new clinical trials and continued access or supplemental protocols with respect to our existing clinical trials;

•	our expectations with respect to the integrity or capabilities of our intellectual property position;

•	our ability and plans to commercialize our existing products;

•	our ability and plans to develop and commercialize new products and the expected features, functionalities and benefits of these products;

•	our estimates regarding our capital requirements and financial performance, including earnings fluctuation and cash availability; and

•	our ability to manage the costs and achieve the benefits of our strategic initiatives, including acquired companies and technologies.

Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on our forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 2, 2015, and those described from time to time in our other filings with the SEC. Investors should read this entire Quarterly Report on Form 10-Q and consult their respective financial, legal or other professional adviser in relation to the subject matter therein, especially as it pertains to our risks and uncertainties outlined in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, together with the information provided in our other public filings with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,525	$102,946
Short-term investments	70,354	75,535
Accounts receivable, net	36,566	38,041
Inventories	52,356	54,046
Prepaid expenses and other current assets	7,259	5,975

Total current assets	269,060	276,543

Property, plant and equipment, net	17,020	19,036
Goodwill	61,223	61,390
In-process research and development	32,850	32,850
Other intangible assets, net	17,785	17,807
Deferred financing costs, net	1,441	1,552
Long-term investments and other assets	14,341	14,635

Total assets	$413,720	$423,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,674	$13,322
Other accrued liabilities	33,671	36,589

Total current liabilities	44,345	49,911

Convertible senior notes, net	116,871	114,803
Contingent liabilities – See Note 4	45,840	43,740
Other long-term liabilities	6,698	6,825

Commitments and contingencies – See Note 12

Stockholders’ equity:
Preferred stock – $.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock – $.001 par value; 25,000 shares authorized; 17,245 and 17,156 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	17	17
Additional paid-in capital	571,616	565,609
Accumulated deficit	(363,254)	(348,719)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(8,272)	(8,112)
Unrealized loss on investments	(141)	(261)

Total accumulated other comprehensive loss	(8,413)	(8,373)

Total stockholders’ equity	199,966	208,534

Total liabilities and stockholders’ equity	$413,720	$423,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Revenue, net	$70,021	$66,472
Cost of revenue	22,040	22,915

Gross profit	47,981	43,557

Operating expenses:

Selling, general and administrative	21,929	24,232
Research and development	31,267	32,590
Change in fair value of contingent consideration	2,100	3,140

Total operating expenses	55,296	59,962

Loss from operations	(7,315)	(16,405)

Other income (expense):

Foreign exchange (loss) gain	(3,697)	173
Interest expense	(3,437)	(3,196)
Investment income, net	146	207
Other, net	—	—

Loss before income taxes	(14,303)	(19,221)
Provision for income taxes	232	223

Net loss	$(14,535)	$(19,444)

Net loss per common share — basic and diluted	$(0.85)	$(1.15)

Weighted average shares outstanding — basic and diluted	17,193	16,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014

Net loss	$(14,535)	$(19,444)
Other comprehensive income (loss)
Foreign currency translation adjustments	(254)	(240)
Unrealized (loss) gain on investments	(245)	33

Comprehensive loss	$(15,034)	$(19,651)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except per share data)

	Common Shares, $0.001 Par Value Per Share		Additional		Accumulated Other
	Shares		Paid-In	Accumulated	Comprehensive
	Issued	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2014	17,156	$17	$565,609	$(348,719)	$(8,373)	$208,534
Issuance of common stock pursuant to share-based awards	89	—	31	—	—	31
Share-based compensation	—	—	5,976	—	—	5,976
Net loss	—	—	—	(14,535)	—	(14,535)
Other comprehensive loss	—	—	—	—	(40)	(40)

Balance, March 31, 2015	17,245	$17	$571,616	$(363,254)	$(8,413)	$199,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,535)	$(19,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	1,710	1,580
Amortization of intangible assets	508	400
Impairment of fixed assets	1,118	607
Share-based compensation expense	5,976	4,357
Amortization of premium on investments	300	196
Amortization of discount on convertible senior notes	2,068	1,834
Amortization of deferred financing costs	111	99
Change in fair value of contingent consideration	2,100	3,140
Other	(6)	32
Change in operating assets and liabilities:
Accounts receivable	(105)	(13,273)
Inventories	(436)	(3,411)
Prepaid expenses and other current assets	(1,445)	954
Accounts payable	(2,625)	(2,806)
Accrued interest on convertible senior notes	1,258	1,258
Other accrued liabilities	(3,662)	7,246
Other long-term liabilities	(124)	(81)

Net cash used in operating activities	(7,789)	(17,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of investments	5,000	3,245
Additions to property, plant and equipment, net	(720)	(3,039)
Additions to patents	(486)	(279)
Cash received from security deposits	294	—

Net cash provided by (used in) investing activities	4,088	(73)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	31	370

Net cash provided by financing activities	31	370

Effect of exchange rate changes on cash and cash equivalents	3,249	(277)

DECREASE IN CASH AND CASH EQUIVALENTS	(421)	(17,292)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	102,946	162,880

CASH AND CASH EQUIVALENTS — END OF PERIOD	$102,525	$145,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for HeartWare International, Inc. (“we,” “our,” “us,” “HeartWare,” the “HeartWare Group” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2015.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The updated standard becomes effective for us in the first quarter of our fiscal year ending December 31, 2017. We have not yet selected a transition method, and we are currently evaluating the effect that the ASU 2014-09 will have on our consolidated financial statements and related disclosures. In April 2015, the FASB issued for public comment a proposed update that would defer the effective date of ASU 2014-09 by one year. If the one-year deferral is adopted, ASU 2014-09 would become effective for us in the first quarter of our fiscal year ending December 31, 2018.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). This ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification by: i) placing more emphasis on risk of loss when determining a controlling financial interest; ii) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”); and iii) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. ASU No. 2015-02 will be effective for us in periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of ASU No. 2015-02 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for us in periods beginning after December 15, 2015. Early adoption is permitted

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

for financial statements that have not been previously issued. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU No. 2015-03 will result in the reclassification of debt issuance costs currently classified in long-term assets to be offset against the carrying value of our convertible notes. Based on the amount of debt issuance costs included in long-term assets as of March 31, 2015, the adoption of ASU 2015-03 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Note 2. Liquidity

We have funded our operations primarily through product revenue, the issuance of shares of our common stock and the issuance of convertible notes. At March 31, 2015, we had approximately $174.1 million of cash, cash equivalents and available-for-sale investments. Our cash, cash equivalents and available-for-sale investments are expected to be used primarily to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, research and development (including clinical trials) of new and existing products, components and accessories, regulatory and other compliance functions, acquisition of and investment in third-party technologies as well as for general working capital. We believe our cash, cash equivalents and available-for-sale investment balances are sufficient to support our planned operations for at least the next twelve months.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. We have incurred substantial losses from operations since our inception, and losses have continued through March 31, 2015. At March 31, 2015, we had an accumulated deficit of approximately $363.3 million.

Note 3. Balance Sheet Information

Accounts Receivable

Accounts receivable consists of amounts due from the sale of our HeartWare® Ventricular Assist System (the “HVAD System”) to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but generally do not require collateral or any other security to support credit sales. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. No customer had an accounts receivable balance greater than 10% of total accounts receivable at March 31, 2015 or December 31, 2014.

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

The following table summarizes the change in our allowance for doubtful accounts for the three months ended March 31, 2015 and 2014:

	2015	2014
	(in thousands)
Beginning balance	$671	$495
Reversal of expense	(26)	—
Charge-offs	—	—

Ending balance	$645	$495

As of March 31, 2015 and December 31, 2014, we did not have an allowance for returns.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Inventories

Components of inventories are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw material	$28,773	$28,688
Work-in-process	10,032	10,240
Finished goods	13,551	15,118

	$52,356	$54,046

Finished goods inventories includes inventory held on consignment at customer sites of approximately $5.7 million at March 31, 2015 and $5.8 million at December 31, 2014.

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	Estimated Useful Lives	March 31, 2015	December 31, 2014
		(in thousands)
Machinery and equipment	1.5 to 7 years	$20,504	$21,279
Leasehold improvements	3 to 10 years	8,917	9,070
Office equipment, furniture and fixtures	5 to 7 years	2,014	2,206
Purchased software	1 to 7 years	6,694	6,474

		38,129	39,029
Less: accumulated depreciation		(21,109)	(19,993)

		$17,020	$19,036

In the first quarter of 2015, we ceased activities at our facility in Aachen, Germany. We recorded an impairment charge of $1.1 million related to leasehold improvements and equipment at the facility upon their discontinued use. This amount is included in research and development expenses on our condensed consolidated statements of operations.

In the first quarter of 2014, we ceased activities at our facility in Teaneck, New Jersey and vacated the facility. We recorded an impairment charge of $0.6 million related to office equipment and software at the facility upon their discontinued use. This amount is included in selling, general and administrative expenses on our condensed consolidated statements of operations.

Long-Term Investment

In October 2013, we invested $10 million in an early-stage, privately-held company focused on the development of novel, minimally invasive heart therapies in the form of a convertible promissory note with an interest rate of 6% per annum (the “Note”). Pursuant to the terms of the Note, on October 7, 2014 (the maturity date), the privately held company elected to convert all unpaid principal and interest on the Note (less applicable taxes) into shares of its preferred stock. This investment is carried at cost and is included in long-term investments and other assets on our condensed consolidated balance sheets. The carrying value of this investment was $10.5 million at March 31, 2015 and December 31, 2014.

The fair value of this investment has not been estimated as of March 31, 2015 and December 31, 2014. As of March 31, 2015, the investee company had limited liquidity and is in the process of raising additional capital to continue its operations. However, there can be no assurance this effort will be successful or that the investee company will be able to raise a sufficient amount of capital to conduct their operations at a level that would allow for commercial development of their products. We considered determination of the fair value of this investment to be impracticable as it represents an equity interest in an early-stage, privately-held company. We believe there have been no significant events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Events may occur or information may become available, including the inability of the investee company to raise sufficient additional capital, that could require us to write-off all or a portion of this asset, which could have a material adverse effect on our consolidated results of operations.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Accrued payroll and other employee costs	$9,578	$13,404
Accrued material purchases	4,251	4,284
Accrued warranty	4,815	4,685
Accrued research and development costs	2,772	2,663
Other accrued expenses	12,255	11,553

	$33,671	$36,589

Accrued payroll and other employee costs

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $2.4 million and $7.9 million at March 31, 2015 and December 31, 2014, respectively.

Accrued Warranty

Certain patient accessories sold with the HVAD System are covered by a limited warranty ranging from one to two years. Estimated contractual warranty obligations are recorded as an expense when the related revenue is recognized and are included in cost of revenue on our condensed consolidated statements of operations. Factors that affect the estimated warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and vendor-supported warranty programs. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. The amount of the liability recorded is equal to the estimated costs to repair or otherwise satisfy claims made by customers.

The following table summarizes the change in our warranty liability for the three months ended March 31, 2015 and 2014:

	2015	2014
	(in thousands)
Beginning balance	$4,685	$2,498
Accrual for warranty expense	785	2,105
Warranty costs incurred during the period	(655)	(341)

Ending balance	$4,815	$4,262

The accrual for warranty expense in the three months ended March 31, 2014 reflected an anticipated increase in battery returns as a result of a field safety corrective action in April 2014, following an observed increase in complaints related to earlier-than-expected battery depletion and routine battery handling. The Company provided information to assist patients and clinicians to monitor battery performance, recognize abnormal behaviors and reinforce proper power management of the HVAD System. We increased our warranty liability as of March 31, 2014 to account for an anticipated higher level of battery returns likely to be associated with increased battery performance awareness.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Accrued Product Recall Costs

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenue and are not included in our warranty liability. No such costs were incurred in the three months ended March 31, 2014. The following table summarizes the change in product recall liability for the three months ended March 31, 2015:

2015
(in thousands)
Beginning balance	$1,888
Accrual for recall costs	505
Recall costs incurred during the period	(1,305)

Ending balance	$1,088

As noted above, in April 2014, we implemented a field action following an observed increase in complaints related to earlier-than-expected battery depletion and routine battery handling. On July 30, 2014, we extended the field action to include a voluntary recall of certain older batteries. The recall instructs sites to replace certain older batteries in the field upon patients’ routine visits in order to further mitigate the potential risks associated with premature battery depletion. This recall was ongoing as of March 31, 2015.

In February 2015, we expanded a 2013 voluntary field safety corrective action, by initiating a voluntary medical device recall of certain older controllers distributed in the U.S. during the ADVANCE and ENDURANCE clinical trial periods. The action had been initiated in certain foreign markets around the end of 2014. The affected controllers exhibit a higher susceptibility to electrostatic discharge than newer, commercial controllers. This recall was ongoing as of March 31, 2015.

Accrued Restructuring Costs

The following table summarizes changes in our accrued restructuring costs for the three months ended March 31, 2015:

	Facility Leases	Severance and Related	Contract Termination	Total
	(in thousands)
Beginning balance	$1,266	$—	$—	$1,266
Restructuring charges	139	598	310	1,047
Payments	(191)	(217)	—	(408)
Adjustments to estimated obligations	456	—	—	456
Change in fair value	11	—	—	11

Ending balance	$1,681	$381	$310	$2,372

The restructuring obligations reflected above resulted from the following actions:

Facility Closures

In the three months ended March 31, 2015, we ceased activities at our facility in Aachen, Germany, which is subject to an operating lease that runs through October 2017. In connection with this action, we recorded a $0.1 million liability equal to the lease termination payment that has been negotiated with the landlord. This amount is included in research and development expenses on our condensed consolidated statements of operations.

In the three months ended March 31, 2014, we ceased the use of CircuLite’s former headquarters in Teaneck, New Jersey, which is subject to an operating lease that runs through the end of 2020. In connection with this action, we recorded a $1.7 million liability equal to the estimated fair value of the remaining lease obligation as of the cease-use date. In the three months ended March 31, 2015, this liability was increased by $0.5 million as a result of a change in our estimated sublease start date (see Note 6). These amounts are included in selling, general and administrative expenses on our condensed consolidated statements of operations.

In the three months ended March 31, 2014, we also relocated our corporate headquarters and ceased activities at our former headquarters in Framingham, Massachusetts. In connection with this action, we recorded a $0.5 million liability equal to the aggregate of the remaining payments on the lease for our former headquarters as of the cease-use date. This amount is included in selling, general and administrative expenses on our condensed consolidated statements of operations.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Severance Agreements

In the three months ended March 31, 2015, we incurred severance costs aggregating $0.6 million in connection with our decision to cease activities at our facility in Aachen, Germany. This amount is included in research and development expenses on our condensed consolidated statements of operations.

In the three months ended March 31, 2014, we incurred various costs related to the integration of CircuLite’s operations, including severance costs aggregating $0.6 million. We recorded $0.4 million in research and development expenses and the remaining $0.2 million in selling, general and administrative expenses on our condensed consolidated statements of operations.

Contract Termination

As a result of our decision to cease activities at our facility in Aachen, Germany, we terminated supply agreements with vendors for the purchase of supplies. In connection with the termination of these supply agreements, we recorded a charge of $0.3 million in the three months ended March 31, 2015, which is included in research and development expenses on our condensed consolidated statements of operations.

As a result of design modifications to the SYNERGY System and our decision to move manufacturing of the SYNERGY System to our Miami Lakes facility, we terminated a supply agreement with a vendor in Germany for the purchase of components necessary to produce the prior version of the SYNERGY System. In connection with the termination of this supply agreement, we recorded a charge of $0.7 million in the three months ended March 31, 2014, which is included in research and development expenses on our consolidated statements of operations.

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, and Level 3 during the three months ended March 31, 2015 or 2014.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The carrying amounts reported on our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of March 31, 2015 and December 31, 2014 and are carried at fair value.

The following tables represent the fair value of our financial assets and financial liabilities measured at fair value on a recurring basis and which level was used in the fair value hierarchy at the respective dates.

				Fair Value Measurements at the Reporting Date Using
	Carrying		Fair
	Value		Value	Level 1	Level 2	Level 3
	(in thousands)
As of March 31, 2015
Assets
Short-term investments	$70,354		$70,354	$—	$70,354	$—
Long-term investments	1,225		1,225	—	1,225	—

Liabilities
Convertible senior notes	116,871	(1)	164,079	—	164,079	—
Contingent consideration	45,840		45,840	—	—	45,840
Royalties	971		971	—	—	971
Lease exit costs	1,500		1,500	—	—	1,500

				Fair Value Measurements at the Reporting Date Using
	Carrying		Fair
	Value		Value	Level 1	Level 2	Level 3
	(in thousands)
As of December 31, 2014
Assets
Short-term investments	$75,535		$75,535	$—	$75,535	$—
Long-term investments	1,225		1,225	—	1,225	—

Liabilities
Convertible senior notes	114,803	(1)	153,978	—	153,978	—
Contingent consideration	43,740		43,740	—	—	43,740
Royalties	962		962	—	—	962
Lease exit costs	1,207		1,207	—	—	1,207

(1)	The carrying amount of our convertible senior notes is net of unamortized discount. See Note 7 (Debt) for more information.

Our Level 2 financial assets and liabilities include available-for-sale investments and our convertible senior notes. The fair value of our available-for-sale investments and out convertible senior notes was determined using quoted prices (including trade data) for the instruments in markets that are not active. The fair value of our convertible senior notes is presented for disclosure purposes only.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Our Level 3 financial liabilities include the following:

•	Contingent consideration – Determining the fair value of the contingent consideration related to our acquisition of CircuLite in December 2013 requires significant management judgment or estimation. The estimated fair value is calculated using the income approach, with significant inputs that include various revenue assumptions, discount rates and applying a probability to each outcome. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period. Actual amounts paid may differ from the obligations recorded.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

•	Royalties – Royalties represent future royalty payments to be made over the next 14 years pursuant to agreements related to intellectual property licensed or acquired by World Heart Corporation, which we acquired in August 2012. Determination of fair value requires significant management judgment or estimation. The royalty payment obligations were valued using a discounted cash flow model, the future minimum royalty payment amounts and discount rates commensurate with our market risk and the terms of the obligations.

•	Lease exit costs – In the first quarter of 2014 we ceased the use of CircuLite’s former headquarters in Teaneck, New Jersey, which was subject to an operating lease that runs through the end of 2020, and we recorded a liability equal to the estimated fair value of the remaining lease payments as of the cease-use date. The fair value was estimated based upon the discounted present value of the remaining lease payments, considering future estimated sublease income, estimated broker fees and required tenant improvements. This estimated fair value requires management judgment. The fair value of this liability will be remeasured at estimated fair value at each reporting period. Actual amounts paid may differ from the obligation recorded.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the three months ended March 31, 2015:

Contingent Consideration
(in thousands)

Beginning balance	$43,740
Payments	—
Change in fair value	2,100

Ending balance	$45,840

The change in the fair value of the contingent consideration in the three months ended March 31, 2015 was due to accretion of the liability due to the effect of the passage of time on the fair value measurement. Adjustments associated with the change in fair value of contingent consideration are presented on a separate line item on our condensed consolidated statements of operations. Potential valuation adjustments will be made in future accounting periods as additional information becomes available, including, among other items, progress toward developing the SYNERGY System, as well as revenue and milestone targets as compared to our current projections, with the impact of these adjustments being recorded in our condensed consolidated statements of operations.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the royalties for the three months ended March 31, 2015:

Royalties
(in thousands)

Beginning balance	$962
Payments	(10)
Change in fair value	19

Ending balance	$971

The expense associated with the change in fair value of the royalty payment obligations is included in research and development expenses on our condensed consolidated statements of operations.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the lease exit costs for the three months ended March 31, 2015:

Lease Exit Costs
(in thousands)

Beginning balance	$1,207
Adjustments	454
Payments	(172)
Change in fair value	11

Ending balance	$1,500

The expense associated with changes in the fair value of the lease exit costs is included in selling, general and administrative expenses on our consolidated statements of operations. The change in the fair value of the lease exit costs in the three months ended March 31, 2015 was primarily due to a change in our estimated sublease start date, which was deferred by eight months. Potential valuation adjustments will be made in future accounting periods as additional information becomes available, including, our ability to sublease the facility in a timely manner and obtain a rate equivalent to our estimated sublease rate, with the impact of these adjustments being recorded in our condensed consolidated statements of operations.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2015:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)

Contingent consideration	Probability weighted income approach	Milestone dates	2019 to 2022
		Discount rate	17.0% to 24.0%
		Probability of occurrence	0% to 100%

Royalties	Discounted cash flow	Discount rate	4.8% to 7.8%

Lease exit costs	Discounted cash flow	Sublease start date	July 1, 2016
		Sublease rate	$26.50/square foot
		Discount rate	3.5%

Assets That Are Measured at Fair Value on a Nonrecurring Basis

Non-marketable equity investments and non-financial assets such as intangible assets, goodwill and property, plant, and equipment are evaluated for impairment annually or when indicators of impairment exist and are measured at fair value only if an impairment charge is recorded. In the three months ended March 31, 2015 and 2014, we recorded impairment charges of $1.1 million and $0.6 million related to certain property, plant, and equipment. See Note 3 for more information. Non-financial assets such as identified intangible assets acquired in connection with our acquisitions are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5. Investments

We have cash investment policies that limit investments to investment grade rated securities. At March 31, 2015 and December 31, 2014, all of our investments were classified as available-for-sale and carried at fair value. At March 31, 2015 and December 31, 2014, our short-term and long-term investments had maturity dates of less than twenty-four months.

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
At March 31, 2015
Short-term investments:
Corporate debt	$45,940	$1	$(136)	$45,805
U.S. government agency debt	15,000	1	(7)	14,994
Certificates of deposit	9,555	—	—	9,555

Total short-term investments	$70,495	$2	$(143)	$70,354

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
At December 31, 2014
Short-term investments:
Corporate debt	$51,241	$8	$(244)	$51,005
U.S. government agency debt	15,000	—	(25)	14,975
Certificates of deposit	9,555	—	—	9,555

Total short-term investments	$75,796	$8	$(269)	$75,535

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

For the three months ended March 31, 2015 and 2014, we did not have any realized gains or losses on our investments. At March 31, 2015 and December 31, 2014, none of our available-for-sale investments had been in a continuous loss position for more than twelve months. As of March 31, 2015, a total of 16 individual securities had been in an unrealized loss position for twelve months or less and the losses were determined to be temporary. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security has been less than its amortized cost, the financial condition of the issuer, the time to maturity of the investment and our intent to sell the security prior to maturity where we would not be able to recover its amortized cost basis.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Goodwill, In-Process Research and Development and Other Intangible Assets, Net

Goodwill

The carrying amount of goodwill and the change in the balance for the three months ended March 31, 2015 and 2014 is as follows:

	2015	2014
	(in thousands)
Beginning balance	$61,390	$61,596
Additions	—	—
Impairment	—	—
Foreign currency translation impact	(167)	(2)

Ending balance	$61,223	$61,594

In-Process Research and Development

The carrying value of our in-process research and development assets, which relate to the development and potential commercialization of certain acquired technologies, consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
SYNERGY System technology	$32,850	$32,850

In-process research and development has an indefinite life. At the time the economic life becomes determinable (upon project completion or abandonment) the amount will be amortized over its expected remaining life.

Other Intangible Assets

Other intangible assets, net consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Patents	$5,796	$5,310
Purchased intangible assets
Tradenames	3,700	3,700
Customer relationships	1,800	1,800
Acquired technology rights	9,925	9,925

	21,221	20,735
Less: Accumulated amortization – Patents	(1,215)	(1,118)
Less: Accumulated amortization – Purchased intangible assets	(2,221)	(1,810)

	$17,785	$17,807

Our other intangible assets are amortized using the straight-line method over their estimated useful lives as follows:

Patents	15 years
Purchased intangible assets
Tradenames	15 years
Customer relationships	20 years
Acquired technology rights	6 to 16 years

Amortization expense for the three months ended March 31, 2015 and 2014 was $0.5 million and $0.4 million, respectively.

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

We may not redeem the Convertible Notes prior to maturity. Holders of the Convertible Notes may require us to purchase for cash all or a part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, upon the occurrence of certain fundamental changes (as defined in the Indenture) involving the Company. The Indenture does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Convertible Notes and the equity component, which is recorded in additional paid-in-capital, consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Principal amount	$143,750	$143,750
Unamortized discount	(26,879)	(28,947)

Net carrying amount	$116,871	$114,803

Equity component	$55,038	$55,038

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the Convertible Notes is 1,437,500. The value of these shares, based on the closing price of our common stock on March 31, 2015 of $87.77 per share, was approximately $126.2 million. The fair value of our Convertible Notes as presented in Note 4 was $164.1 million at March 31, 2015.

Interest expense related to the Convertible Notes consisted of interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component. For the three months ended March 31, 2015 and 2014, interest expense related to the Convertible Notes was as follows:

	Three Months Ended March 31
	2015	2014
	(in thousands)
Stated amount at 3.5% coupon rate	$1,258	$1,258
Amortization of discount	2,068	1,834
Amortization of deferred financing costs	111	99

	$3,437	$3,191

Note 8. Stockholders’ Equity

On January 30, 2014, we filed a shelf registration statement with the SEC on Form S-3. This shelf registration statement allows us to offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering any combination and amount of the securities described in the prospectus contained in the registration statement or in the prospectus supplement filed with respect to a particular offering. An aggregate of 530,816 shares of our common stock were registered for issuance pursuant to various prospectus filings on January 30, 2014 in connection with our acquisition of CircuLite. As of March 31, 2015, there remained 248,872 shares of our common stock reserved for potential issuance in connection with future contingent milestone payments under the terms of the merger agreement.

Following satisfaction of a pre-specified milestone in December 2013, we were obligated to pay $5.0 million in cash or stock under the terms of a patent assignment agreement and exclusive license to certain patent applications. We issued an aggregate of 50,330 registered shares of our common stock in January 2014 to settle this liability.

In the three months ended March 31, 2015, we issued an aggregate of 1,429 shares of our common stock upon the exercise of stock options and an aggregate of 88,184 shares of our common stock upon the vesting of restricted stock units.

In the three months ended March 31, 2014, we issued an aggregate of 16,964 shares of our common stock upon the exercise of stock options and an aggregate of 29,999 shares of our common stock upon the vesting of restricted stock units.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9. Share-Based Compensation

We allocate share-based compensation expense to cost of revenue, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three months ended March 31, 2015 and 2014, we recorded share-based compensation expense as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenue	$438	$447
Selling, general and administrative	3,449	2,732
Research and development	2,089	1,178

	$5,976	$4,357

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

Upon receipt of stockholder approval on May 31, 2012, we adopted the HeartWare International, Inc. 2012 Incentive Award Plan (“2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, deferred stock, deferred stock units, stock payments and stock appreciation rights (collectively referred to as “Awards”), to our directors, employees and consultants. Under the terms of the 2012 Plan, the total number of shares of our common stock initially reserved for issuance under Awards is 1,375,000, provided that the total number of shares of our common stock that may be issued pursuant to “Full Value Awards” (Awards other than options, SARs or other Awards for which the holder pays the intrinsic value existing as of the date of grant whether directly or by forgoing a right to receive a payment from the Company) is 1,275,000. As of March 31, 2015, 207,020 shares have been issued upon vesting of Awards issued under the 2012 Plan and Awards with respect to 720,026 shares were issued and outstanding under the 2012 Plan. Subsequent to adoption of the 2012 Plan, no new Awards will be granted under our prior plans. Any outstanding Awards under the prior plans will continue to be subject to the terms and conditions of the plan under which they were granted.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. No options were issued in the three months ended March 31, 2015 and 2014.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Information related to options granted under all of our plans at March 31, 2015 and activity in the three months then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	107	$48.32
Granted	—	—
Exercised	(1)	21.42
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2015	106	$47.87	4.16	$4,284

Exercisable at March 31, 2015	86	$39.19	3.29	$4,203

The aggregate intrinsic values at March 31, 2015 noted in the table above represent the number of in-the-money options outstanding or exercisable multiplied by the closing price of our common stock traded on NASDAQ less the weighted average exercise price at period end.

The total intrinsic value of options exercised in the three months ended March 31, 2015 and 2014 was approximately $0.1 million and $1.2 million, respectively. Cash received from options exercised in the three months ended March 31, 2015 and 2014 was approximately $0.03 million and $0.4 million, respectively.

At March 31, 2015, there was approximately $0.1 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested options. This expense is expected to be recognized over a weighted average period of 0.5 years.

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

Information related to RSUs at March 31, 2015 and activity in the three months then ended is as follows:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	589
Granted	286
Vested/Exercised	(88)
Forfeited	(14)
Expired	—

Outstanding at March 31, 2015	773	1.82	$67,860

The aggregate intrinsic value at March 31, 2015 noted in the table above represents the closing price of our common stock traded on NASDAQ multiplied by the number of RSUs outstanding.

At March 31, 2015, 72,705 of the RSUs outstanding are subject to performance-based vesting criteria as described above.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The total intrinsic value of RSUs vested in the three months ended March 31, 2015 and 2014 was approximately $7.9 million and $2.9 million, respectively.

The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted in the three months ended March 31, 2015 and 2014 was $89.53 and $100.95, respectively.

At March 31, 2015, we had approximately $42.0 million of unrecognized compensation expense related to non-vested RSU awards, net of estimated forfeitures. This expense is expected to be recognized over a weighted average period of 1.8 years.

Note 10. Net Loss Per Share

Basic net loss per common share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding for each respective period. Diluted net loss per common share adjusts basic net loss per common share for the dilutive effects of share-based awards as determined under the treasury stock method, our convertible senior notes as determined under the if-converted method, and other potentially dilutive instruments only in the periods in which the effect is dilutive. Due to our net loss for all periods presented, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. The following instruments have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive.

	Three Months Ended March 31,
Common shares issuable upon:	2015	2014
	(in thousands)

Conversion of convertible senior notes	1,438	1,438
Exercise or vesting of share-based awards	879	851

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

Product sales by geographic location were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
United States	$42,189	$33,788
Germany	12,741	14,678
International, excluding Germany	15,091	18,006

	$70,021	$66,472

As a significant portion of our revenue is generated outside of the United States, we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the United States. For the three months ended March 31, 2015 and 2014, no customer exceeded 10% of product sales individually.

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

We sent the FDA our initial response to the warning letter within the required fifteen business days of receipt, and committed to undertaking certain quality system improvements and providing the FDA with periodic updates. During 2014 and 2015, we commenced implementing systemic changes and organizational enhancements to address the four warning letter items and related quality systems. We established teams to review and address the items cited by the FDA and engaged external subject matter experts to assist in assessment and remediation efforts. We have developed an overall corporate quality plan and individual quality plans which govern our quality improvement efforts.

At March 31, 2015, we had purchase order commitments of approximately $33.6 million related to product costs, supplies, services and property, plant and equipment purchases. Many of our materials and supplies require long lead times. Our purchase order commitments reflect materials that may be received up to one year from the date of order.

In addition, we have entered into employment agreements with all of our executive officers. These contracts do not have a fixed term and are constructed on an at-will basis. Some of these contracts provide executives with the right to receive certain additional payments and benefits if their employment is terminated including after a change of control, as defined in these agreements.

From time to time we invest in certain development-stage entities in connection with research activities. Certain contingent milestone payments in connection with these arrangements have not been accrued in the accompanying condensed consolidated financial statements as the amounts are indeterminate at this time.

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

Contingent Consideration and Milestone Payments

In December 2013, we acquired CircuLite using a combination of cash, stock and post-acquisition milestone and royalty payments. The post-acquisition payments are payable based upon the achievement of five specified performance milestones and revenue over periods ranging from 8-10 years subsequent to the acquisition date. The maximum amount of the aggregate post-acquisition payments could be $320 million. As of March 31, 2015, the fair value of the contingent consideration was estimated to be $45.8 million (see Note 4).

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

Note 13. Subsequent Events

We have evaluated events and transactions that occurred subsequent to March 31, 2015 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. Except as disclosed below, we did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

On April 30, 2015, we announced our intention to initiate additional field safety corrective actions in May 2015. These actions are intended to reinforce information contained in our Instructions for Use and Patient Manuals, to provide awareness to clinicians and patients regarding forthcoming product improvements and to inform patients and clinicians about various HVAD system safety and performance concerns we have identified as part of our warning letter remediation activities. These field actions are not expected to have a material effect on our financial position, liquidity or results of operations.

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

The HeartWare® Ventricular Assist System (the “HVAD® System”), which includes a ventricular assist device (“VAD”), or blood pump, patient accessories and surgical tools, is designed to provide circulatory support for patients in the advanced stage of heart failure. The core of the HVAD System is a proprietary continuous flow blood pump, the HVAD Pump, which is a full-output device capable of pumping up to 10 liters of blood per minute. The HVAD System is designed to be implanted adjacent to the heart, avoiding abdominal surgery, which is generally required to implant similar devices.

In November 2012, we received approval from the United States Food and Drug Administration (“FDA”) for the HVAD System as a bridge to heart transplantation in patients with end-stage heart failure. The HVAD System has been available in the European Union since receiving CE marking in 2009. In May 2012, we received an expanded European label for long-term use of the HVAD System in all patients at risk of death from refractory, end-stage heart failure. As of March 31, 2015, there have been over 8,000 implants of the HVAD System in patients at over 280 health care sites in 42 countries.

We also intend to seek an expanded indication for the HVAD System in the U.S. to include destination therapy. In May 2012, we completed enrollment in our ENDURANCE destination therapy clinical trial. Each test patient has now been followed to the primary endpoint of two years, and will be followed for a subsequent five-year period post-implant. On August 27, 2013, the FDA approved a supplemental Investigational Device Exemption trial (“ENDURANCE2”) allowing us to commence enrollment in an additional patient cohort for the ENDURANCE clinical trial. ENDURANCE2 studies the benefits of blood pressure management to reduce neurological events. Enrollment commenced in October 2013, and with more than 80% of the study enrolled, we expect enrollment to be completed in mid-2015. Patients have been, or will be, followed for 12 months after implant. In 2016, we intend to incorporate the data from both ENDURANCE2 and ENDURANCE into an anticipated pre-market approval application seeking approval of the HVAD System for the destination therapy indication.

In April 2015, we presented results from our ENDURANCE clinical trial during the Opening Plenary Session at the 35th International Society for Heart and Lung Transplantation (ISHLT) Annual Meeting in Nice, France, which successfully demonstrated that the trial achieved the primary endpoint. Although neurological events in the treatment arm were higher than in the control arm, the data suggested that blood pressure management appears to reduce neurological events, a hypothesis being tested in ENDURANCE2 trial. The data presented also showed that sintering of the inflow cannula, a system modification which occurred during the trial, reduced the overall rate of suspected thrombus and that pump exchanges were less frequent in patients with the currently available HVAD system as compared to the control.

MVAD System

We continue to expand our pipeline through research and development into next-generation products and peripherals and through ongoing and new clinical trials and to expand our presence in commercial markets outside of the United States. Among these activities, we are developing our next generation miniaturized device, the MVAD System. The MVAD System is based on the same technology platform as the HVAD System but adopts an axial flow, rather than a centrifugal flow, approach and is being developed in multiple designs. The MVAD pump is less than one-half the size of the HVAD pump and can provide partial or full support. The MVAD platform is designed to allow for a variety of configurations and surgical placements with the goal towards further reduction of surgical invasiveness while producing superior clinical results. In December 2014, we initiated submissions to commence a CE Mark study at nine international sites and are preparing regulatory submissions to commence an IDE study in the United States.

CircuLite

On December 1, 2013, we acquired CircuLite, Inc. CircuLite is the developer of the SYNERGY Circulatory Support System, a partial support system designed to treat less sick, ambulatory, chronic heart failure patients who are not yet inotrope-dependent. The SYNERGY Surgical System is designed for long-term partial support and is intended to reduce the heart’s workload while improving blood flow to vital organs. The system is currently undergoing an upgrade to resolve issues that arose after its commercial release and caused the loss of its CE marking in the European Union in March 2014. In January 2015, we discontinued development of the prior micropump and have focused our efforts on a version of our MVAD pump for our SYNERGY partial-assist program. Following the necessary clinical trials and regulatory approvals, we plan to re-launch the system in Europe and will focus on building experience at a small number of centers of excellence, refining training techniques and implementing additional system upgrades. The next-generation endovascular system, which will be implanted collaboratively by cardiologists and surgeons in a hybrid catheterization (“cath”) lab setting, offers an interventional approach to circulatory support. While our HVAD and MVAD Systems offer minimally invasive treatment to end-stage heart failure patients, the SYNERGY Circulatory Support System offers even less invasive and ultimately interventional options to earlier-stage heart failure patients.

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

We sent the FDA our initial response to the warning letter within the required fifteen business days of receipt, and committed to undertaking certain quality system improvements and providing the FDA with periodic updates. During 2014 and 2015, we commenced implementing systemic changes and organizational enhancements to address the four warning letter items and related quality systems. We established teams to review and address the items cited by the FDA and engaged external subject matter experts to assist in assessment and remediation efforts. We have developed an overall corporate quality plan and individual quality plans which govern our quality improvement efforts. As we complete this comprehensive review of our quality systems, it is possible that we may need to take additional actions including the possibility of voluntary product recalls when necessary to ensure patient safety and effective performance of the HVAD System.

Recent Field Actions

On April 30, 2014, we implemented a field safety corrective action to update patients and clinicians with respect to a driveline connector correction communicated to all of our clinical sites in December 2013. The update provided instruction to both patients and clinicians advising them that should the locking mechanism fail to engage, or the driveline becomes disconnected from the controller, clinicians should promptly call their HeartWare representative to arrange a permanent repair. This field action was ongoing as of March 31, 2015.

Also on April 30, 2014, we implemented a field safety corrective action to notify clinicians and patients of an observed increase in complaints related to earlier-than-expected battery depletion and routine battery handling. This notification provided information to assist patients and clinicians with monitoring battery performance, recognizing abnormal behaviors and reinforcing proper power management of the HVAD System. Subsequently, on July 30, 2014, we extended this field action to include a voluntary recall of certain older batteries. The recall instructs sites to replace certain older batteries in the field upon patients’ routine visits in order to further mitigate the potential risks associated with premature battery depletion. This field action was ongoing as of March 31, 2015.

In February 2015, we expanded a 2013 field safety corrective action, by initiating a recall of certain older controllers distributed in the U.S. during the ADVANCE and ENDURANCE clinical trial periods. The action had been initiated in certain foreign markets around the end of 2014. The affected controllers exhibit a higher susceptibility to electrostatic discharge than newer, commercial controllers. This recall was ongoing as of March 31, 2015.

During the first quarter of 2015, we recorded charges aggregating $0.5 million for estimated costs associated with the battery and controller recalls discussed above.

On April 30, 2015 we announced our intention to initiate additional field safety corrective actions in May 2015. These actions are intended to reinforce information contained in our Instructions for Use and Patient Manuals, to provide awareness to clinicians and patients regarding forthcoming product improvements and to inform patients and clinicians about various HVAD system safety and performance concerns we have identified as part of our warning letter remediation activities. These field actions are not expected to have a material effect on our financial position, liquidity or results of operations.

Summary of Recent Financial Performance

Total revenue increased 5%, to $70.0 million for the quarter ended March 31, 2015 compared to $66.5 million during the first quarter of 2014. U.S. revenue increased by 25% on unit sales growth of 22%, while international revenue decreased by 15% corresponding to a decrease in international unit sales of 6%. Currency changes negatively impacted total revenue growth by approximately 8% during the first quarter of 2015.

In the U.S., where our HVAD System is labeled for the bridge-to-transplantation (“BTT”) indication, revenue growth was driven primarily from an increase in HVAD BTT indication implants among existing customers. We added six new U.S. customer sites during the first quarter of 2015. International revenue growth, excluding approximately $5.0 million of negative impact from foreign currency changes, would have been slightly positive compared to the first quarter of 2014. While international units sales decreased by 6% overall, the first quarter of 2015 was a particularly challenging quarter for comparison purposes given the strength of our prior year performance, especially in our distributor territories which have a greater tendency to fluctuate on a quarterly basis. In general, we experienced softness in international implant procedures compared to the fourth quarter of 2014 and, while difficult to quantify, we believe increased competition may also have modestly influenced our international results during the first quarter of 2015. We added six new international customer sites during the first quarter of 2015.

A total of 713 HVAD Systems were sold during the first quarter of 2015, compared to 737 units sold during the fourth quarter of 2014 and 665 units sold in the first quarter of 2014, reflecting the unevenness of growth in the VAD market. With several HeartWare and competitive product clinical trials either ongoing, or expected to be ongoing in the course of 2015, we anticipate that our quarterly revenue and market share may be subject to greater volatility in the near-term. As of March 31, 2015, the Company had 116 customers in the United States and 166 customers internationally.

We realized an improvement in gross margin percentage, to 68.5% in the first quarter compared to 68.1% in fourth quarter of 2014 and 65.5% in the first quarter of 2014. This continued improvement was primarily a result of lower material cost of goods and production efficiencies driven by increased manufacturing throughput and reduced scrap cost.

Combined selling, general, administrative, research and development expenses in the first quarter of 2015 decreased to $53.2 million, compared to $54.9 million in the fourth quarter of 2014 and $56.8 million in the first quarter of 2014.

First quarter operating expenses included a $2.1 million increase in the estimated fair value of contingent consideration obligations related to our acquisition of CircuLite, $0.5 million of acquired intangible asset amortization and $2.6 million of restructuring charges, including $1.1 million of asset impairment charges, $0.6 million for employee severance, $0.6 million for lease exit costs and $0.3 million for miscellaneous contract termination costs.

These summary results are more fully described in Results of Operations below.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on March 2, 2015. During the three months ended March 31, 2015, there were no significant changes to any of our significant accounting policies.

Our most critical accounting policies and estimates include: revenue recognition, inventory capitalization and valuation, accounting for share-based compensation, measurement of fair value, valuation of tax assets and liabilities, reserves, long-lived assets, intangible assets and goodwill, and contingent consideration. We also have other key accounting policies that are less subjective and, therefore, their application is less subject to variations that would have a material impact on our reported results of operations. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2014 Annual Report on Form 10-K.

Results of Operations

Three months ended March 31, 2015 and 2014

Revenue, net

In the three months ended March 31, 2015 and 2014, we generated revenue through commercial sales and clinical trials.

	Three Months Ended
	March 31,
	2015	2014	Change
	(in thousands)
Revenue, net	$70,021	$66,472	5%

Total revenue was $70.0 million for the quarter ended March 31, 2015, reflecting 25% revenue growth in the United States, where our HVAD System is labeled for bridge-to-transplantation, offset by a 15% decrease in our international revenue due in large part to currency exchange movements. Revenue growth in the United States reflected continued strong growth in commercial market acceptance of the HVAD System, while international revenues decreased due to the impact of currency and a decrease in distributor region sales. Currency changes negatively impacted total revenue growth by approximately $5.0 million, or 8%, during the first quarter of 2015.

Our U.S. revenue was $42.2 million for the quarter ended March 31, 2015 compared to $33.8 million during the quarter ended March 31, 2014. A total of 381 pumps were sold in the U.S. during the first quarter of 2015 compared to 313 pumps sold in the same period of 2014. The U.S. revenue increase included approximately 48 HVAD Systems sold under the Company’s ENDURANCE2 clinical trial.

Our international revenue was $27.8 million for the quarter ended March 31, 2015 compared to $32.7 million during the quarter ended March 31, 2014. A total of 332 pumps were sold internationally during the first quarter of 2015 compared to 352 pumps sold in the same period of 2014. While international units sales decreased by 6% overall, the first quarter of 2015 was a particularly challenging quarter for comparison purposes given the strength of our prior year performance, especially in our distributor territories which have a greater tendency to fluctuate on a quarterly basis. In general, during the first quarter of 2015 we experienced softness in international implant procedures and, while difficult to quantify, we believe increased competition may also have negatively influenced our international results during the first quarter.

In 2015, approximately 36% of our net revenue was denominated in foreign currencies including principally the Euro and British pound compared to 47% in 2014. This geographic mix shift results in a partial offset of the impact of foreign currency declines. Movements in foreign currency exchange rates have had an effect on our reported revenue amounts in the past and could have a significant favorable or unfavorable impact on our reported revenue amounts in the future.

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

Cost of Revenue

Cost of revenue includes costs associated with manufacturing and distributing our products and consists of direct materials, labor and overhead expenses allocated to the manufacturing process, provisions for excess or obsolete inventory, and shipping costs. Cost of revenue totaled approximately $22.0 million and $22.9 million in the three months ended March 31, 2015 and 2014, respectively.

Gross profit and gross margin percentage are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Gross profit	$47,981	$43,557
Gross margin %	69%	66%

The increase in gross margin percentage was primarily a result of volume-related production efficiencies along with a decrease in inventory reserve requirements.

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

	Three Months Ended
	March 31,
	2015	2014	Change
	(in thousands)
Selling, general and administrative expenses	$21,929	$24,232	(10)%
% of operating expenses, excluding changes in fair value of contingent consideration	41%	43%

The decrease of $2.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 reflects a decrease in restructuring charges of $2.6 million. In the 2014 period, we recorded restructuring charges aggregating $3.0 million, primarily related to our acquisition of CircuLite. These expenses included lease exit costs associated with facilities we vacated in Massachusetts and New Jersey, severance costs and asset impairment charges. Other decreases included $0.7 million of professional fees and legal expenses and $0.3 million of infrastructure-related costs. Increases included $0.8 million in salaries and related costs associated with headcount growth and $0.7 million of non-cash share-based compensation expense.

We expect our selling, general and administrative expenses to increase in 2015 as we continue to expand our sales and distribution capabilities in an effort to increase market penetration on a global basis as well as enhance our administrative capabilities to support our overall corporate growth.

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

	Three Months Ended
	March 31,
	2015	2014	Change
	(in thousands)
Total research and development expenses	$31,267	$32,590	(4)%
% of operating expenses, excluding changes in fair value of contingent consideration	59%	57%

The net decrease of $1.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 resulted primarily from a decrease in overall research and development project expenses of $5.0 million, offset by an increase in clinical and regulatory expenses of $3.7 million, including $2.8 million of incremental outside costs associated with FDA warning letter remediation efforts. Included within the net spending decrease, we incurred an increase in compensation related expenses of $1.1 million, including share-based payments, associated with new and existing headcount. In addition to the foregoing changes, restructuring charges associated with the CircuLite acquisition increased by approximately $1.1 million. The $2.2 million current period charge included fixed asset impairment, contract termination fees and severance costs in connection with our decision to cease activities at our facility in Aachen, Germany. In the three months ended March 31, 2014, we recorded restructuring charges aggregating $1.1 million, including contract termination fees and severance costs, also in connection with our acquisition of CircuLite.

We expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future as we continue to incur substantial development costs related to our next-generation products, including the Pal controller, the MVAD System, the SYNERGY System and certain early research initiatives. We also expect to incur substantial costs for clinical trials for the HVAD System in new markets and expanded indications and for the MVAD System both in Europe and the United States, as well as ongoing clinical trial expenses associated with bridge-to-transplant post-approval study requirements and ongoing patient follow-up related to the ENDURANCE clinical trial. We expect our warning letter-related expenses to begin to decrease in the second half of 2015 as we complete some of the resource-intensive activities for which we have contracted external consultants and advisors.

Change in Fair Value of Contingent Consideration

On December 1, 2013, we acquired CircuLite, Inc. using a combination of cash and stock. In addition to initial consideration paid at closing, the former CircuLite securityholders may be entitled to receive additional shares of HeartWare common stock (or cash, in certain cases, at our discretion) upon the achievement of five specified performance milestones and royalty payments. We calculate the estimated fair value of the contingent consideration on a quarterly basis. In the three months ended March 31, 2015, we recorded a $2.1 million charge for the increase in the estimated fair value of the contingent consideration from December 31, 2014 to March 31, 2015. The change in the fair value of the contingent consideration in the three months ended March 31, 2015 was due to the effect of the passage of time on the fair value measurement. In the three months ended March 31, 2014, we recorded a $3.1 million charge for the increase in the estimated fair value of the contingent consideration from December 31, 2013 to March 31, 2014. The change in the fair value of the contingent consideration in the three months ended March 31, 2014 was due to the effect of the passage of time on the fair value measurement and, to a lesser extent, the change in the price of our common stock.

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

In the three months ended March 31, 2015, our net foreign exchange loss totaled approximately $3.7 million, compared to a net gain of approximately $0.2 million in the same period of 2014. In 2015 and 2014, the majority of our realized and unrealized foreign exchange gains and losses resulted from the settlement of certain balance sheet accounts, primarily accounts receivable that were denominated in foreign currencies, and the remeasurement to U.S. dollars at period end of certain balance sheet accounts, denominated in foreign currencies, primarily the Euro. We expect to continue to realize foreign exchange gains and losses for the foreseeable future as a significant portion of our sales is denominated in foreign currencies. We do not currently utilize foreign currency contracts to manage foreign exchange risks.

Interest Expense

Interest expense in 2015 and 2014 primarily consists of interest incurred on the principal amount of our convertible senior notes issued in December 2010, amortization of the related discount and amortization of the portion of the deferred financing costs allocated to the debt component. The convertible senior notes bear interest at a rate of 3.5% per annum. The discount on the convertible senior notes and the deferred financing costs are being amortized to interest expense through the December 15, 2017 maturity date of the convertible senior notes using the effective interest method.

In the three months ended March 31, 2015, interest expense was approximately $3.4 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $2.1 million of non-cash amortization of the discount and deferred financing costs. In the three months ended March 31, 2014, interest expense was approximately $3.2 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the 3.5% coupon rate and $1.9 million of non-cash amortization of the discount and deferred financing costs.

Investment Income, net

Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $0.1 million in the three months ended March 31, 2015, compared to $0.2 million in the same period in the prior year. We continue to experience low interest rates on our deposits and available-for-sale investments.

Income Taxes

We are subject to taxation in the United States and jurisdictions outside of the United States. These jurisdictions have different marginal tax rates. Foreign earnings are considered to be permanently reinvested in operations outside the U.S. and therefore we have not provided for U.S. income taxes on these unrepatriated foreign earnings. We have incurred significant U.S. losses since inception, however, changes in issued capital and share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and therefore a 100% valuation allowance has been recorded against our net deferred tax assets. For the three months ended March 31, 2015, our tax provision includes estimated foreign taxes in jurisdictions where wholly-owned subsidiaries may be subject to current taxes.

Liquidity and Capital Resources

As of March 31, 2015, our cash and cash equivalents combined with short term available-for-sale investments were approximately $172.9 million as compared to $178.5 million at December 31, 2014.

Following is a summary of our cash flow activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(7,789)	$(17,312)
Net cash provided by (used in) investing activities	4,088	(73)
Net cash provided by financing activities	31	370
Effect of exchange rate changes on cash and cash equivalents	3,249	(277)

Net decrease in cash and cash equivalents	$(421)	$(17,292)

Cash Used in Operating Activities

For the three months ended March 31, 2015, cash used in operating activities included a net loss of approximately $14.5 million, adjustments for non-cash items totaling $13.9 million and cash used in working capital of $7.1 million. The net loss was driven by normal operating activities including the sale of the HVAD System in the United States and abroad, a charge for the increase in the fair value of contingent consideration, interest expense and foreign exchanges losses. Adjustments for non-cash items primarily consisted of $6.0 million of share-based compensation, $2.2 million of depreciation and amortization on long-lived assets, $2.1 million of amortization of the discount on our convertible notes, $2.1 million for the increase in the fair value of contingent consideration related to the CircuLite acquisition and $1.1 million for the impairment of fixed assets. The decrease in cash from changes in working capital included $3.7 million for the decrease in accrued liabilities, $2.6 million for the payment of trade accounts payable, and an increase in prepaid expenses and other assets of $1.4 million. These amounts were partially offset by an increase in accrued interest on our convertible senior notes of $1.3 million.

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

Cash Used in Investing Activities

In the three months ended March 31, 2015, net cash provided by investing activities included maturities of available-for-sale securities aggregating $5.0 million. This amount was partially offset by cash usage of $0.7 million to acquire property, plant and equipment and $0.5 million for intellectual property.

In the three months ended March 31, 2014, net cash used by investing activities included $3.0 million to acquire property, plant and equipment. Other investing activities in the three months ended March 31, 2014 used cash of approximately $0.3 million. These amounts were offset by maturities of available-for-sale securities aggregating $3.2 million.

Cash Provided by Financing Activities

The exercise of stock options in the three months ended March 31, 2015 and 2014 resulted in cash proceeds of approximately $0.03 million and $0.4 million, respectively.

Operating Capital and Capital Expenditure Requirements

We have incurred operating losses to date and anticipate that we will continue to consume cash and incur substantial net losses as we expand our sales and marketing capabilities, develop new products and seek regulatory approvals for expanded indications of the HVAD System in the United States. For the remainder of 2015, cash on hand is expected to be used primarily to fund our ongoing operations, including:

•	expanding our sales and marketing capabilities on a global basis;

•	growing market penetration particularly in United States;

•	continued product development, including development of the MVAD pump and Pal controller;

•	preclinical and clinical costs relating to prospective first human implants of the MVAD pump, and clinical trials related to expanded indications of the HVAD System;

•	development of the SYNERGY System, including the next generation endovascular system;

•	regulatory and other compliance functions, including activities to enhance our quality systems in response to the warning letter we received from the FDA in June 2014;

•	expand work in process and finished goods inventory to support ongoing operations;

•	planned investments in infrastructure to support our growth;

•	acquisition of and investment in third party technologies; and

•	general working capital.

Our convertible notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. To date, all interest payments have been paid on a timely basis. Based on the outstanding principal amount of our convertible senior notes at March 31, 2015, the semi-annual interest payments due on June 15 and December 15, 2015 will be approximately $2.5 million each. These amounts are expected to be paid from cash on hand.

We believe cash on hand and investment balances as of March 31, 2015 are sufficient to support our planned operations for at least the next twelve months. At March 31, 2015, approximately $4.9 million of our cash on hand was held in foreign locations, including Australia, Germany and the United Kingdom. To date, the Company has not had unremitted foreign earnings and has not incurred U.S. federal and state income taxes related to repatriated earnings. As our operations in our foreign subsidiaries grow, we may generate foreign earnings. Any repatriation of those earnings to the United States would likely result in us incurring federal and state income taxes. We currently plan to permanently reinvest any earnings of our foreign subsidiaries.

Because of the numerous risks and uncertainties associated with the development of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to maintain regulatory approvals, fund commercial expansion, and develop and obtain regulatory approvals for new products. Our future capital requirements will depend on many factors, including but not limited to the following:

•	implementation of systemic improvements necessary to satisfactorily address the observations cited in the June 2, 2014 warning letter we received from the FDA;

•	commercial acceptance of our products;

•	reimbursement of our products by governmental agencies and third-party payers;

•	costs to manufacture and ensure regulatory compliance of our products;

•	expenses required to operate multiple clinical trials;

•	further product research and development for next generation products and expanding indications for our products as well as efforts to sustain and implement incremental improvements to existing products;

•	expanding our sales and marketing capabilities on a global basis;

•	broadening our infrastructure in order to meet the needs of our growing operations, including regulatory compliance;

•	expenses related to funding and integrating strategic investments, acquisitions and collaborative arrangements;

•	payment of the 2.3% excise tax on gross revenue from the sale of our medical devices in the United States imposed by the Patient Protection and Affordable Care Act;

•	payment of our convertible notes on maturity if not converted or repurchased; and

•	complying with the requirements related to being a public company in the United States.

Contractual Obligations

In the three months ended March 31, 2015, there were no material changes outside the ordinary course of business to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report you should carefully consider the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March  2, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended March 31, 2015.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of HeartWare International, Inc. (1)

3.2	Bylaws of HeartWare International, Inc. (1)

10.1	Offer letter, dated as of December 22, 2014, between HeartWare, Inc. and Katrin Leadley, M.D. + *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the respective exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.
*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.

Date: May 1, 2015	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2015	/s/ Peter F. McAree
Peter F. McAree
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Offer letter, dated as of December 22, 2014, between HeartWare, Inc. and Katrin Leadley, M.D.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.