Form 10-Q
period 2015-06-30
HeartWare International, Inc.
filed 2015-08-03
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 30, 2015

Common Stock, $0.001 Par Value Per Share	17,300,387

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,222	$102,946
Short-term investments	69,574	75,535
Accounts receivable, net	35,648	38,041
Inventories	50,571	54,046
Prepaid expenses and other current assets	6,276	5,975

Total current assets	343,291	276,543

Property, plant and equipment, net	17,005	19,036
Goodwill	61,254	61,390
In-process research and development	32,850	32,850
Other intangible assets, net	17,594	17,807
Deferred financing costs, net	4,316	1,552
Long-term investments and other assets	14,340	14,635

Total assets	$490,650	$423,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,071	$13,322
Other accrued liabilities	32,416	36,589

Total current liabilities	43,487	49,911

Convertible senior notes, net	186,565	114,803
Contingent liabilities – See Note 4	48,080	43,740
Other long-term liabilities	4,743	6,825

Commitments and contingencies – See Note 12

Stockholders’ equity:
Preferred stock – $.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock – $.001 par value; 50,000 and 25,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 17,291 and 17,156 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	17	17
Additional paid-in capital	607,077	565,609
Accumulated deficit	(390,647)	(348,719)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(8,519)	(8,112)
Unrealized loss on investments	(153)	(261)

Total accumulated other comprehensive loss	(8,672)	(8,373)

Total stockholders’ equity	207,775	208,534

Total liabilities and stockholders’ equity	$490,650	$423,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue, net	$73,569	$70,131	$143,590	$136,603
Cost of revenue	25,228	22,955	47,268	45,870

Gross profit	48,341	47,176	96,322	90,733

Operating expenses:

Selling, general and administrative	22,247	20,948	44,176	45,180
Research and development	31,702	26,913	62,969	59,504
Change in fair value of contingent consideration	2,240	(13,700)	4,340	(10,560)

Total operating expenses	56,189	34,161	111,485	94,124

(Loss) income from operations	(7,848)	13,015	(15,163)	(3,391)

Other income (expense):

Foreign exchange gain (loss)	757	18	(2,941)	191
Interest expense	(3,543)	(3,251)	(6,980)	(6,447)
Investment income, net	135	199	281	406
Loss on extinguishment of long-term debt	(16,588)	—	(16,588)	—
Other, net	—	(1,264)	—	(1,264)

(Loss) income before income taxes	(27,087)	8,717	(41,391)	(10,505)
Provision for income taxes	306	353	537	575

Net (loss) income	$(27,393)	$8,364	$(41,928)	$(11,080)

Net (loss) income per common share:
Basic	$(1.59)	$0.49	$(2.43)	$(0.65)

Diluted	$(1.59)	$0.48	$(2.43)	$(0.65)

Weighted average shares outstanding:
Basic	17,269	16,989	17,232	16,962

Diluted	17,269	17,305	17,232	16,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net (loss) income	$(27,393)	$8,364	$(41,928)	$(11,080)
Other comprehensive income (loss)
Foreign currency translation adjustments	(247)	(328)	(407)	(568)
Unrealized (loss) gain on investments	(12)	(59)	108	(26)

Comprehensive (loss) income	$(27,652)	$7,977	$(42,227)	$(11,674)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except per share data)

	Common Shares, $0.001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares
	Issued	Amount

Balance, December 31, 2014	17,156	$17	$565,609	$(348,719)	$(8,373)	$208,534
Issuance of common stock in connection with an intellectual property agreement	26	—	2,000	—	—	2,000
Issuance of common stock pursuant to share-based awards	109	—	31	—	—	31
Settlement of conversion feature on convertible debt exchanged	—	—	(19,467)	—	—	(19,467)
Allocation of fair value of equity component of convertible debt	—	—	47,400	—	—	47,400
Allocation of pro-rata portion of convertible debt issuance costs to the equity component of convertible debt	—	—	(1,218)	—	—	(1,218)
Share-based compensation	—	—	12,722	—	—	12,722
Net loss	—	—	—	(41,928)	—	(41,928)
Other comprehensive loss	—	—	—	—	(299)	(299)

Balance, June 30, 2015	17,291	$17	$607,077	$(390,647)	$(8,672)	$207,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,928)	$(11,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	3,377	3,208
Amortization of intangible assets	1,020	810
Impairment of fixed assets	1,118	607
Share-based compensation expense	12,722	10,914
Amortization of premium on investments	579	326
Amortization of discount on convertible senior notes	4,193	3,724
Amortization of deferred financing costs	242	200
Change in fair value of contingent consideration	4,340	(10,560)
Loss on extinguishment of long-term debt	16,588	—
Other	2	1,305
Change in operating assets and liabilities:
Accounts receivable	1,199	(8,494)
Inventories	1,516	(5,559)
Prepaid expenses and other current assets	(433)	2,912
Accounts payable	(2,400)	(6,102)
Accrued interest on convertible senior notes	324	—
Other accrued liabilities	(4,882)	5,416
Other long-term liabilities	(78)	86

Net cash used in operating activities	(2,501)	(12,287)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(16,225)	(13,485)
Maturities of investments	21,715	14,625
Additions to property, plant and equipment, net	(2,136)	(4,453)
Additions to patents	(806)	(845)
Cash received from security deposits	294	—

Net cash provided by (used in) investing activities	2,842	(4,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	79,901	—
Payment of convertible debt issuance costs	(4,261)	—
Repayment of convertible debt	(12)	—
Proceeds from exercise of stock options	31	613

Net cash provided by financing activities	75,659	613

Effect of exchange rate changes on cash and cash equivalents	2,276	(453)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78,276	(16,285)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	102,946	162,880

CASH AND CASH EQUIVALENTS — END OF PERIOD	$181,222	$146,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for HeartWare International, Inc. (“we,” “our,” “us,” “HeartWare,” the “HeartWare Group” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 and cash flows for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2015.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In July 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for us in the first quarter of our fiscal year ending December 31, 2018. Early adoption is permitted, but not earlier than the first quarter of our fiscal year ending December 31, 2017. The ASU allows for either full retrospective or modified retrospective adoption. We have not yet selected a transition method, and we are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for us in periods beginning after December 15, 2015. Early adoption is permitted

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

for financial statements that have not been previously issued. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU No. 2015-03 will result in the reclassification of debt issuance costs currently classified in long-term assets to be offset against the carrying value of our convertible notes. Based on the amount of debt issuance costs included in long-term assets as of June 30, 2015, the adoption of ASU 2015-03 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Note 2. Liquidity

We have funded our operations primarily through product revenue, the issuance of shares of our common stock and the issuance of convertible notes. At June 30, 2015, we had approximately $252.0 million of cash, cash equivalents and available-for-sale investments. Our cash, cash equivalents and available-for-sale investments are expected to be used primarily to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, research and development (including clinical trials) of new and existing products, components and accessories, regulatory and other compliance functions, acquisition of and investment in third-party technologies as well as for general working capital. We believe our cash, cash equivalents and available-for-sale investment balances are sufficient to support our planned operations for at least the next twelve months.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. We have incurred substantial losses from operations since our inception, and losses have continued through June 30, 2015. At June 30, 2015, we had an accumulated deficit of approximately $390.6 million.

Note 3. Balance Sheet Information

Accounts Receivable

Accounts receivable consists of amounts due from the sale of our HeartWare® Ventricular Assist System (the “HVAD System”) to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but generally do not require collateral or any other security to support credit sales. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. At June 30, 2015, one customer had an accounts receivable balance that represented approximately 10% of total accounts receivable. At December 31, 2014, no customer had an accounts receivable balance greater than 10% of total accounts receivable.

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

The following table summarizes the change in our allowance for doubtful accounts for the six months ended June 30, 2015 and 2014:

	2015	2014
	(in thousands)
Beginning balance	$671	$495
Reversal of expense	(41)	—
Charge-offs	—	—

Ending balance	$630	$495

As of and for the three months ended June 30, 2015, we recorded customer sales allowances totaling $72,000. At December 31, 2014, we did not maintain a sales allowance.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Inventories

Components of inventories are as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
Raw material	$27,474	$28,688
Work-in-process	11,408	10,240
Finished goods	11,689	15,118

	$50,571	$54,046

Finished goods inventories includes inventory held on consignment at customer sites of approximately $7.0 million at June 30, 2015 and $5.8 million at December 31, 2014.

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2015	2014
		(in thousands)
Machinery and equipment	1.5 to 7 years	$21,729	$21,279
Leasehold improvements	3 to 10 years	8,881	9,070
Office equipment, furniture and fixtures	5 to 7 years	2,099	2,206
Purchased software	1 to 7 years	6,890	6,474

		39,599	39,029
Less: accumulated depreciation		(22,594)	(19,993)

		$17,005	$19,036

In the first quarter of 2015, we ceased activities at our facility in Aachen, Germany. We recorded an impairment charge of $1.1 million related to leasehold improvements and equipment at the facility upon their discontinued use. This amount is included in research and development expenses in our condensed consolidated statements of operations.

In the first quarter of 2014, we ceased activities at our facility in Teaneck, New Jersey. We recorded an impairment charge of $0.6 million related to office equipment and software at the facility upon their discontinued use. This amount is included in selling, general and administrative expenses in our condensed consolidated statements of operations.

Long-Term Investment

In October 2013, we invested $10 million in an early-stage, privately-held company focused on the development of novel, minimally invasive heart therapies in the form of a convertible promissory note with an interest rate of 6% per annum (the “2013 Note”). Pursuant to the terms of the 2013 Note, on October 7, 2014 (the maturity date), the privately held company elected to convert all unpaid principal and interest on the 2013 Note (less applicable taxes) into shares of its preferred stock. This investment is carried at cost and is included in long-term investments and other assets on our condensed consolidated balance sheets. The carrying value of this investment was $10.5 million at June 30, 2015 and December 31, 2014.

The fair value of this investment has not been estimated as of June 30, 2015 and December 31, 2014. As of June 30, 2015, the investee company had limited liquidity and is in the process of raising additional capital to continue its operations. However, there can be no assurance this effort will be successful or that the investee company will be able to raise a sufficient amount of capital to conduct their operations at a level that would allow for commercial development of their products. We considered determination of the fair value of this investment to be impracticable as it represents an equity interest in an early-stage, privately-held company. We believe there have been no significant events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Events may occur or

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

information may become available, including the inability of the investee company to raise sufficient additional capital, that could require us to write-off all or a portion of this asset, which could have a material adverse effect on our consolidated results of operations.

On July 10, 2015, we invested an additional $5 million in this entity in the form of a convertible promissory note (the “2015 Note”). Principal and interest at a rate equal to 6% per annum is due and payable at maturity. Maturity occurs at the earlier of two years or the occurrence of certain events defined in the 2015 Note, including an event of default or a change in control. Principal and interest on the 2015 Note are repayable, at the option of the issuer, in cash or shares of the most recently issued series of preferred stock or a comparable newly issued series of preferred stock.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Accrued payroll and other employee costs	$10,601	$13,404
Accrued warranty	5,401	4,685
Accrued material purchases	2,643	4,284
Accrued research and development costs	3,464	2,663
Other accrued expenses	10,307	11,553

	$32,416	$36,589

Accrued payroll and other employee costs

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $4.9 million and $7.9 million at June 30, 2015 and December 31, 2014, respectively.

Accrued Warranty

Certain patient accessories sold with the HVAD System are covered by a limited warranty ranging from one to two years. Estimated contractual warranty obligations are recorded as an expense when the related revenue is recognized and are included in cost of revenue in our condensed consolidated statements of operations. Factors that affect the estimated warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and vendor-supported warranty programs. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. The amount of the liability recorded is equal to the estimated costs to repair or otherwise satisfy claims made by customers.

The following table summarizes the change in our warranty liability for the six months ended June 30, 2015 and 2014:

	2015	2014
	(in thousands)
Beginning balance	$4,685	$2,498
Accrual for warranty expense	2,097	1,790
Warranty costs incurred during the period	(1,381)	(888)

Ending balance	$5,401	$3,400

The accrual for warranty expense in the six months ended June 30, 2014 reflected an anticipated increase in battery returns as a result of a field safety corrective action in April 2014, following an observed increase in complaints related to earlier-than-expected battery depletion and routine battery handling. The Company provided information to assist patients and clinicians to monitor battery performance, recognize abnormal behaviors and reinforce proper power management of the HVAD System. We increased our warranty liability as of June 30, 2014 to account for an anticipated higher level of battery returns likely to be associated with increased battery performance awareness.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Accrued Product Recall Costs

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenue. The following table summarizes the change in product recall liability for the six months ended June 30, 2015 and 2014:

	2015	2014
	(in thousands)
Beginning balance	$1,888	$—
Accrual for recall costs	470	3,018
Recall costs incurred during the period	(1,746)	—

Ending balance	$612	$3,018

During the three months ended June 30, 2014, we established a $3.0 million reserve in connection with our voluntary recall of certain older batteries. Subsequently, through March 31, 2015 we increased our recall estimates by approximately $0.7 million based upon our exchange experience. The recall was implemented to mitigate the potential risks associated with premature battery depletion following our April 2014 field action, which provided information to assist patients and clinicians with monitoring battery performance, recognizing abnormal behaviors and reinforcing proper power management of the HVAD System. We anticipate completing this recall during the third quarter of 2015. The reserve for this recall was $0.1 million as of June 30, 2015.

In December 2014, we established a $1.3 million reserve in connection with our voluntary recall of certain older controllers which did not incorporate later design changes implemented to mitigate susceptibility to electrostatic discharge. We increased the total estimated cost of the field action by approximately $0.4 million during the three months ended March 31, 2015 based upon our exchange experience. We anticipate completing this recall by the end of 2015. The reserve for this recall was $0.5 million as of June 30, 2015.

Accrued Restructuring Costs

The following table summarizes changes in our accrued restructuring costs for the six months ended June 30, 2015:

	Facility Leases	Severance and Related	Contract Termination	Total
	(in thousands)
Beginning balance	$1,266	$—	$—	$1,266
Restructuring charges	139	598	340	1,077
Payments	(514)	(598)	(340)	(1,452)
Adjustments to estimated obligations	402	—	—	402
Change in fair value	20	—	—	20

Ending balance	$1,313	$—	$—	$1,313

The restructuring obligations reflected above resulted from the following actions:

Facility Closures

In the first quarter of 2015, we ceased activities at our facility in Aachen, Germany, which was subject to an operating lease that runs through October 2017. In connection with this action, we recorded a $0.1 million charge equal to the lease termination payment that was negotiated with the landlord. This amount is included in research and development expenses in our condensed consolidated statements of operations.

In the first quarter of 2014, we ceased the use of CircuLite’s former headquarters in Teaneck, New Jersey, which is subject to an operating lease that runs through the end of 2020. In connection with this action, we recorded a $1.7 million liability equal to the estimated fair value of the remaining lease obligation as of the cease-use date. In the first quarter of 2015, this liability was increased by $0.5 million as a result of a change in our estimated sublease start date (see Note 6). These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In the first quarter of 2014, we also relocated our corporate headquarters and ceased activities at our former headquarters in Framingham, Massachusetts. In connection with this action, we recorded a $0.5 million liability equal to the aggregate of the remaining payments on the lease for our former headquarters as of the cease-use date. This amount is included in selling, general and administrative expenses in our condensed consolidated statements of operations.

Severance Agreements

In the first quarter of 2015, we incurred severance costs aggregating $0.6 million in connection with our decision to cease activities at our facility in Aachen, Germany. This amount is included in research and development expenses in our condensed consolidated statements of operations.

In the first quarter of 2014, we incurred various costs related to the integration of CircuLite’s operations, including severance costs aggregating $0.6 million. We recorded $0.4 million in research and development expenses and the remaining $0.2 million in selling, general and administrative expenses in our condensed consolidated statements of operations.

Contract Termination

As a result of our decision to cease activities at our facility in Aachen, Germany, we terminated supply agreements with vendors for the purchase of supplies. In connection with the termination of these supply agreements, we recorded a charge of $0.3 million in the first quarter of 2015, which is included in research and development expenses in our condensed consolidated statements of operations.

As a result of design modifications to the SYNERGY System and our decision to move manufacturing of the SYNERGY System to our Miami Lakes facility, we terminated a supply agreement with a SYNERGY components supplier in Germany. As a result of this termination, we recorded a charge of $0.7 million in the first quarter of 2014, which is included in research and development expenses in our consolidated statements of operations.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, and Level 3 during the six months ended June 30, 2015 or 2014.

The carrying amounts reported on our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of June 30, 2015 and December 31, 2014 and are carried at fair value.

The following tables represent the fair value of our financial assets and financial liabilities measured at fair value on a recurring basis and which level was used in the fair value hierarchy at the respective dates.

				Fair Value Measurements at the Reporting Date Using
	Carrying		Fair
	Value		Value	Level 1	Level 2	Level 3
	(in thousands)
As of June 30, 2015
Assets
Short-term investments	$69,574		$69,574	$—	$69,574	$—
Long-term investments	1,225		1,225	—	1,225	—

Liabilities
3.5% convertible notes	35,159	(1)	46,240	—	46,240	—
1.75% convertible notes	151,405	(1)	197,527	—	197,527	—
Contingent consideration	48,080		48,080	—	—	48,080
Royalties	886		886	—	—	886
Lease exit costs	1,313		1,313	—	—	1,313

				Fair Value Measurements at the Reporting Date Using
	Carrying		Fair
	Value		Value	Level 1	Level 2	Level 3
	(in thousands)
As of December 31, 2014
Assets
Short-term investments	$75,535		$75,535	$—	$75,535	$—
Long-term investments	1,225		1,225	—	1,225	—

Liabilities
3.5% convertible notes	114,803	(1)	153,978	—	153,978	—
Contingent consideration	43,740		43,740	—	—	43,740
Royalties	962		962	—	—	962
Lease exit costs	1,207		1,207	—	—	1,207

(1)	The carrying amount of our convertible notes is net of unamortized discount. See Note 7 (Debt) for more information.

Our Level 2 financial assets and liabilities include available-for-sale investments and our convertible notes. The fair value of our available-for-sale investments and our convertible notes was determined using quoted prices (including trade data) for the instruments in markets that are not active. The fair value of our convertible notes is presented for disclosure purposes only.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Our Level 3 financial liabilities include the following:

•	Contingent consideration – Determining the fair value of the contingent consideration related to our acquisition of CircuLite in December 2013 requires significant management judgment or estimation. The estimated fair value is calculated using the income approach, with significant inputs that include various revenue assumptions, discount rates and applying a probability to each outcome. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period. Actual amounts paid may differ from the obligations recorded.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

•	Royalties – Royalties represent future royalty payments to be made over the next 14 years pursuant to agreements related to intellectual property licensed or acquired by World Heart Corporation, which we acquired in August 2012. Determination of fair value requires significant management judgment or estimation. The royalty payment obligations were valued using a discounted cash flow model, the future minimum royalty payment amounts and discount rates commensurate with our market risk and the terms of the obligations.

•	Lease exit costs – In the first quarter of 2014 we ceased the use of CircuLite’s former headquarters in Teaneck, New Jersey, which was subject to an operating lease that runs through September 2020, and we recorded a liability equal to the estimated fair value of the remaining lease payments as of the cease-use date. The fair value was estimated based upon the discounted present value of the remaining lease payments, considering future estimated sublease income, estimated broker fees and required tenant improvements. This estimated fair value requires management judgment. The fair value of this liability will be remeasured at estimated fair value at each reporting period. Actual amounts paid may differ from the obligation recorded.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the six months ended June 30, 2015:

Contingent Consideration
(in thousands)

Beginning balance	$43,740
Payments	—
Change in fair value	4,340

Ending balance	$48,080

The change in the fair value of the contingent consideration in the six months ended June 30, 2015 was due to accretion of the liability due to the effect of the passage of time on the fair value measurement. Adjustments associated with the change in fair value of contingent consideration are presented on a separate line item in our condensed consolidated statements of operations. Potential valuation adjustments will be made in future accounting periods as additional information becomes available, including, among other items, progress toward developing the SYNERGY System, as well as revenue and milestone targets as compared to our current projections, with the impact of these adjustments being recorded in our condensed consolidated statements of operations.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the royalties for the six months ended June 30, 2015:

Royalties
(in thousands)

Beginning balance	$962
Payments	(110)
Change in fair value	34

Ending balance	$886

The expense associated with the change in fair value of the royalty payment obligations is included in research and development expenses in our condensed consolidated statements of operations.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the lease exit costs for the six months ended June 30, 2015:

Lease Exit Costs
(in thousands)

Beginning balance	$1,207
Adjustments	430
Payments	(344)
Change in fair value	20

Ending balance	$1,313

The expense associated with changes in the fair value of the lease exit costs is included in selling, general and administrative expenses in our consolidated statements of operations. The change in the fair value of the lease exit costs in the six months ended June 30, 2015 was primarily due to a change in our estimated sublease start date, which was deferred by eight months. Potential valuation adjustments will be made in future accounting periods as additional information becomes available, including, our ability to sublease the facility in a timely manner and obtain a rate equivalent to our estimated sublease rate, with the impact of these adjustments being recorded in our condensed consolidated statements of operations.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2015:

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

Assets That Are Measured at Fair Value on a Nonrecurring Basis

Non-marketable equity investments and non-financial assets such as intangible assets, goodwill and property, plant, and equipment are evaluated for impairment annually or when indicators of impairment exist and are measured at fair value only if an impairment charge is recorded. In the first quarters of 2015 and 2014, we recorded impairment charges of $1.1 million and $0.6 million related to certain property, plant, and equipment in connection with the facility closures discussed in Note 3. No significant impairment charges were recorded in the second quarter of 2015 or 2014. Non-financial assets such as identified intangible assets acquired in connection with our acquisitions are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5. Investments

We have cash investment policies that limit investments to investment grade rated securities. At June 30, 2015 and December 31, 2014, all of our investments were classified as available-for-sale and carried at fair value. At June 30, 2015 and December 31, 2014, our short-term and long-term investments had maturity dates of less than twenty-four months.

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value
	(in thousands)
At June 30, 2015
Short-term investments:
Corporate debt	$40,662	$—	$(129)	$40,533
U.S. government agency debt	20,000	—	(24)	19,976
Certificates of deposit	9,065	—	—	9,065

Total short-term investments	$69,727	$—	$(153)	$69,574

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value
	(in thousands)
At December 31, 2014
Short-term investments:
Corporate debt	$51,241	$8	$(244)	$51,005
U.S. government agency debt	15,000	—	(25)	14,975
Certificates of deposit	9,555	—	—	9,555

Total short-term investments	$75,796	$8	$(269)	$75,535

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

For the three and six months ended June 30, 2015 and 2014, we did not have any realized gains or losses on our investments. At June 30, 2015, five of our available-for-sale investments with an aggregate fair value of $10.6 million had been in a continuous loss position for more than twelve months. At June 30, 2015, the gross unrealized loss on these five available-for-sale investments was $40,000 and was deemed to be temporary. At June 30, 2015, 15 individual securities had been in an unrealized loss position for twelve months or less. At December 31, 2014, none of our available-for-sale investments had been in a continuous loss position for more than twelve months, while 22 individual securities had been in an unrealized loss position for twelve months or less.

The unrealized losses noted above were deemed to be temporary. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security has been less than its amortized cost, the financial condition of the issuer, the time to maturity of the investment and our intent to sell the security prior to maturity where we would not be able to recover its amortized cost basis.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Goodwill, In-Process Research and Development and Other Intangible Assets, Net

Goodwill

The carrying amount of goodwill and the change in the balance for the six months ended June 30, 2015 and 2014 is as follows:

	2015	2014
	(in thousands)
Beginning balance	$61,390	$61,596
Additions	—	—
Impairment	—	—
Foreign currency translation impact	(136)	(15)

Ending balance	$61,254	$61,581

In-Process Research and Development

The carrying value of our in-process research and development assets, which relate to the development and potential commercialization of certain acquired technologies, consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(in thousands)
SYNERGY System technology	$32,850	$32,850

In-process research and development has an indefinite life. At the time the economic life becomes determinable (upon project completion or abandonment) the amount will be amortized over its expected remaining life.

Other Intangible Assets

Other intangible assets, net consisted of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Patents	$6,116	$5,310
Purchased intangible assets
Tradenames	3,700	3,700
Customer relationships	1,800	1,800
Acquired technology rights	9,925	9,925

	21,541	20,735
Less: Accumulated amortization – Patents	(1,315)	(1,118)
Less: Accumulated amortization – Purchased intangible assets	(2,632)	(1,810)

	$17,594	$17,807

Our other intangible assets are amortized using the straight-line method over their estimated useful lives as follows:

Patents	15 years
Purchased intangible assets
Tradenames	15 years
Customer relationships	20 years
Acquired technology rights	6 to 16 years

Amortization expense for the three months ended June 30, 2015 and 2014 was $0.5 million and $0.4 million, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $1.0 million and $0.8 million, respectively.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7. Debt

At June 30, 2015 and December 31, 2014, we had outstanding convertible debt as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Principal amount of the 3.5% convertible senior notes, due 2017	$42,471	$143,750
Unamortized discount	(7,312)	(28,947)

	$35,159	$114,803

Equity component	$7,629	$55,038

Principal amount of the 1.75% convertible senior notes, due 2021	$202,366	$—
Unamortized discount	(50,960)	—

	$151,406	$—

Equity component	$47,400	$—

Interest expense related to our convertible debt consisted of contractual interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component and was included in interest expense in our condensed consolidated statements of operations. For the three and six months ended June 30, 2015 and 2014, interest expense related to our convertible debt was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Coupon rate	$1,284	$1,258	$2,542	$2,516
Amortization of discount	2,125	1,890	4,193	3,724
Amortization of deferred financing costs	132	101	242	200

	$3,541	$3,249	$6,977	$6,440

3.5% Convertible Senior Notes

On December 15, 2010, we completed the sale of 3.5% convertible senior notes due December 15, 2017, unless earlier repurchased by us or converted (the “2017 Notes”) for an aggregate principal amount of $143.75 million pursuant to the terms of an Indenture dated December 15, 2010 (the “Indenture”). The 2017 Notes are the senior unsecured obligations of the Company. The 2017 Notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.

In May 2015, we entered into separate, privately negotiated, exchange agreements (the “Exchange”) with certain holders of our outstanding 2017 Notes. In this transaction, we exchanged $101.3 million aggregate principal amount of the 2017 Notes for $118.2 million principal amount of 1.75% convertible senior notes due 2021 (see further discussion below). We did not receive any proceeds related to the Exchange.

The 2017 Notes offering was completed pursuant to a prospectus supplement, dated December 9, 2010, to a shelf registration statement on Form S-3 that was previously filed with the SEC and which was declared effective on December 9, 2010.

The 2017 Notes will be convertible at an initial conversion rate of 10 shares of our common stock per $1,000 principal amount of 2017 Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Prior to June 15, 2017, holders may convert their 2017 Notes at their option only upon satisfaction of one or more of the conditions specified in the Indenture relating to the (i) sale price of our common stock, (ii) the trading price per $1,000 principal amount of 2017 Notes or (iii) specified corporate events. As of the date of this report on Form 10-Q, none of the events that would allow holders to convert their 2017 Notes have occurred. On or after June 15, 2017, until the close of business of the business day immediately preceding the date the 2017 Notes mature, holders may convert their 2017 Notes at any time, regardless of whether any of the foregoing conditions have been met. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election.

We may not redeem the 2017 Notes prior to maturity. Holders of the 2017 Notes may require us to purchase for cash all or a part of their 2017 Notes at a repurchase price equal to 100% of the principal amount of the 2017 Notes to be repurchased, plus accrued and unpaid interest, upon the occurrence of certain fundamental changes (as defined in the Indenture) involving the Company. The Indenture does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.

The Indenture contains customary terms and nonfinancial covenants and defines events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization) involving the Company occurs and is continuing, the Trustee (by notice to the Company) or the holders of at least 25% in principal amount of the outstanding 2017 Notes (by notice to the Company and the Trustee) may declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2017 Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company, 100% of the principal of and accrued and unpaid interest on the 2017 Notes will automatically become due and payable. Notwithstanding the foregoing, the Indenture provides that, to the extent we elect, the sole remedy for an event of default relating to certain failures by us to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the 2017 Notes.

In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, which applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, we recorded the long-term debt and equity components on our 2017 Notes separately on the issuance date. The amount recorded for long-term debt was determined by measuring the fair value of a similar liability that does not have an associated equity component. The equity component of $55.0 million was recorded in additional paid-in-capital. The measurement of fair value required the Company to make estimates and assumptions to determine the present value of the cash flows of the 2017 Notes, absent the conversion feature. This treatment increased interest expense associated with our 2017 Notes by adding a non-cash component to interest expense in the form of amortization of a debt discount calculated based on the difference between the 3.5% cash coupon rate and the effective interest rate on debt borrowing of approximately 12.5%. The discount is being amortized to interest expense through the December 15, 2017 maturity date of the 2017 Notes using the effective interest method. Additionally, we allocated the costs related to issuance of the 2017 Notes on the same percentage as the long-term debt and equity components, such that a portion of the costs is allocated to the long-term debt component and the equity component included in additional paid-in capital. The portion of the costs allocated to the long-term debt component is presented as deferred financing costs, net on our condensed consolidated balance sheets. These deferred financing costs are also being amortized to interest expense through the December 15, 2017 maturity date of the 2017 Notes using the effective interest method.

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of 2017 Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the 2017 Notes is 424,710. The value of these shares, based on the closing price of our common stock on June 30, 2015 of $72.69 per share, was approximately $30.9 million. The fair value of our 2017 Notes as presented in Note 4 was $46.2 million at June 30, 2015.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1.75% Convertible Senior Notes

In May 2015, we issued $84.2 million principal amount of 1.75% convertible senior notes due December 15, 2021 (the 2021 Notes), unless earlier repurchased, redeemed or converted. Combined with the 2021 Notes issued in connection with the Exchange described above, the aggregate principal amount issued under the 2021 Notes was $202.4 million. The Exchange resulted in the retirement of outstanding 2017 Notes with a carrying value of $83.1 million, the write-off of unamortized debt issuance costs of $1.0 million and settlement of $10.7 million related to the conversion feature embedded in the 2017 Notes. The 2021 Notes offered in the Exchange had a fair value of $88.0 million, which resulted in a loss on extinguishment of debt of $16.6 million in the three months ended June 30, 2015.

Interest on the 2021 Notes is payable semiannually in arrears on June 15 and December 15, at a rate of 1.75% per annum, beginning on December 15, 2015.

The net proceeds from the issuance of the 2021 Notes amounted to $75.6 million, net of deferred issuance costs paid as of June 30, 2015. In connection with the issuance of the 2021 Notes, we incurred costs of approximately $5.2 million.

The 2021 Notes will mature on December 15, 2021 unless earlier repurchased, redeemed or converted. Prior to the close of business on the business day immediately preceding June 15, 2021, holders may convert their 2021 Notes at their option only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events, or (4) if we call the 2021 Notes for redemption, until the close of business on the business day immediately preceding the redemption date. As of the date of this report on Form 10-Q, none of the events that would allow holders to convert their 2021 Notes have occurred. On or after June 15, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of whether any of the foregoing conditions has been met. Upon conversion, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

We may not redeem the 2021 Notes prior to June 19, 2019. On or after June 19, 2019, we may redeem for cash all or part of the 2021 Notes if the last reported sale price per share of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately preceding the date on which we provide the notice of redemption exceeds 130% of the applicable conversion price for the 2021 Notes on each applicable trading day. The redemption price will equal 100% of the principal amount of the 2021 Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2021 Notes.

If we undergo a fundamental change, as defined in the Indenture among the Company and Wilmington Trust, N.A., holders may require us to repurchase for cash all or part of their 2021 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The fundamental change is primarily triggered by a change of control, liquidation, dissolution or delisting from NASDAQ.

The 2021 Notes are senior unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2021 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not subordinated; effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

The 2021 Notes will be convertible at an initial conversion rate of 10 shares of our common stock per $1,000 principal amount of 2021 Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, which applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, we recorded the long-term debt and equity components on our 2021 Notes separately on the issuance date. The amount recorded for long-term debt was determined by measuring the fair value of a similar liability that does not have an associated equity component. The equity component of $47.4 million was recorded in additional paid-in-capital. The measurement of fair value required the Company to make estimates and assumptions to determine the present value of the cash flows of the 2021 Notes, absent the conversion feature. This treatment increased interest expense associated with our 2021 Notes by adding a non-cash component to interest expense in the form of amortization of a debt discount calculated based on the difference between the 1.75% cash coupon rate and the effective interest rate on debt borrowing of approximately 7.2%. The discount is being amortized to interest expense through the December 15, 2021 maturity date of the 2021 Notes using the effective interest method. Additionally, we allocated the costs related to issuance of the 2021 Notes on the same percentage as the long-term debt and equity components, such that a portion of the costs is allocated to the long-term debt component and the equity component included in additional paid-in capital. The portion of the costs allocated to the long-term debt component is presented as deferred financing costs, net on our condensed consolidated balance sheets. These deferred financing costs are also being amortized to interest expense through the December 15, 2021 maturity date of the 2021 Notes using the effective interest method.

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of 2021 Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the 2021 Notes is 2,023,660. The value of these shares, based on the closing price of our common stock on June 30, 2015 of $72.69 per share, was approximately $147.1 million. The fair value of our 2021 Notes as presented in Note 4 was $197.5 million at June 30, 2015.

Note 8. Stockholders’ Equity

At our 2015 Annual Meeting of Stockholders held on June 4, 2015, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of our authorized shares of common stock from 25 million to 50 million. The amendment became effective upon filing with the Secretary of State of the State of Delaware on June 25, 2015.

On January 30, 2014, we filed a shelf registration statement with the SEC on Form S-3. This shelf registration statement allows us to offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering any combination and amount of the securities described in the prospectus contained in the registration statement or in the prospectus supplement filed with respect to a particular offering. An aggregate of 530,816 shares of our common stock were registered for issuance pursuant to various prospectus filings on January 30, 2014 in connection with our acquisition of CircuLite. As of June 30, 2015, there remained 248,872 shares of our common stock reserved for potential issuance in connection with future contingent milestone payments under the terms of the merger agreement.

Following satisfaction of a pre-specified milestone in the fourth quarter of 2014, we were obligated to pay $2.0 million under a certain patent assignment and license agreement. The $2.0 million, which was payable in cash or shares of our common stock, was accrued at December 31, 2014 in other long term liabilities on our condensed consolidated balance sheets. We issued an aggregate of 26,042 shares of our common stock in the second quarter of 2015 to settle this liability.

Following satisfaction of a pre-specified milestone in December 2013, we were obligated to pay an additional $5.0 million under a certain patent assignment and license agreement. The $5.0 million, which was payable in cash or shares of our common stock, was settled through the issuance of 50,330 shares of our common stock in the first quarter of 2014.

In the six months ended June 30, 2015, we issued an aggregate of 1,429 shares of our common stock upon the exercise of stock options and an aggregate of 107,896 shares of our common stock upon the vesting of restricted stock units.

In the six months ended June 30, 2014, we issued an aggregate of 23,571 shares of our common stock upon the exercise of stock options and an aggregate of 42,088 shares of our common stock upon the vesting of restricted stock units.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9. Share-Based Compensation

We allocate share-based compensation expense to cost of revenue, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three and six months ended June 30, 2015 and 2014, we recorded share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenues	$547	$662	$985	$1,109
Selling, general and administrative	3,683	3,665	7,132	6,397
Research and development	2,516	2,230	4,605	3,408

	$6,746	$6,557	$12,722	$10,914

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

Upon receipt of stockholder approval on May 31, 2012, we adopted the HeartWare International, Inc. 2012 Incentive Award Plan (“2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, deferred stock, deferred stock units, stock payments and stock appreciation rights (collectively referred to as “Awards”), to our directors, employees and consultants. At our 2015 Annual Meeting of Stockholders held on June 4, 2015, our stockholders approved an amendment to the 2012 Plan to increase the number of shares of our common stock available for issuance by 1.1 million shares. Under the terms of the 2012 Plan, as amended, the total number of shares of our common stock reserved for issuance under Awards is 2,475,000, provided that the total number of shares of our common stock that may be issued pursuant to “Full Value Awards” (Awards other than options, SARs or other Awards for which the holder pays the intrinsic value existing as of the date of grant whether directly or by forgoing a right to receive a payment from the Company) is 2,375,000. As of June 30, 2015, 220,107 shares have been issued upon vesting of Awards issued under the 2012 Plan and Awards with respect to 720,803 shares were issued and outstanding under the 2012 Plan. Subsequent to adoption of the 2012 Plan, no new Awards will be granted under our prior plans. Any outstanding Awards under the prior plans will continue to be subject to the terms and conditions of the plan under which they were granted.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The following table includes the weighted average assumptions used for options issued in the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividend yield	0%	0%	0%	0%
Expected volatility	37.50%	39.00%	37.50%	39.00%
Risk-free interest rate	1.69%	1.65%	1.69%	1.65%
Estimated holding period (years)	5.00	5.00	5.00	5.00

Information related to options granted under all of our plans at June 30, 2015 and activity in the six months then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	107	$48.32
Granted	7	76.60
Exercised	(1)	21.42
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2015	113	$49.59	4.28	$3,028

Exercisable at June 30, 2015	100	$45.39	3.69	$3,016

The aggregate intrinsic values at June 30, 2015 noted in the table above represent the number of in-the-money options outstanding or exercisable multiplied by the closing price of our common stock traded on NASDAQ less the weighted average exercise price at period end.

The weighted average grant date fair value per share of options issued in the six months ended June 30, 2015 and 2014 was $27.10 and $32.41 per share, respectively.

The total intrinsic value of options exercised in the six months ended June 30, 2015 and 2014 was approximately $0.1 million and $1.6 million, respectively. Cash received from options exercised in the six months ended June 30, 2015 and 2014 was approximately $0.03 million and $0.6 million, respectively.

At June 30, 2015, there was approximately $0.2 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested options. This expense is expected to be recognized over a weighted average period of one year.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Information related to RSUs at June 30, 2015 and activity in the six months then ended is as follows:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	589
Granted	299
Vested/Exercised	(108)
Forfeited	(20)
Expired	—

Outstanding at June 30, 2015	760	1.62	$55,231

The aggregate intrinsic value at June 30, 2015 noted in the table above represents the closing price of our common stock traded on NASDAQ multiplied by the number of RSUs outstanding.

At June 30, 2015, 71,705 of the RSUs outstanding were subject to performance-based vesting criteria as described above.

The total intrinsic value of RSUs vested in the six months ended June 30, 2015 and 2014 was approximately $9.3 million and $4.0 million, respectively.

The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted in the six months ended June 30, 2015 and 2014 was $88.96 and $100.57, respectively.

At June 30, 2015, we had approximately $36.3 million of unrecognized compensation expense related to non-vested RSU awards, net of estimated forfeitures. This expense is expected to be recognized over a weighted average period of 1.6 years.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10. Earnings Per Share

Basic earnings per share was computed by dividing net (loss) income for the period by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share adjusts basic earnings per share for the dilutive effects of share-based awards as determined under the “treasury stock” method, our convertible notes as determined under the “if-converted” method and other potentially dilutive instruments only in the periods in which the effect is dilutive.

The following table sets forth basic and diluted (loss) income per common share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(27,393)	$8,364	$(41,928)	$(11,080)
Denominator:
Basic weighted average shares outstanding	17,269	16,989	17,232	16,962
Dilutive effects of share-based awards	—	316	—	—

Diluted weighted-average shares outstanding	17,269	17,305	17,232	16,962

(Loss) earnings per share:
Basic	$(1.59)	$0.49	$(2.43)	$(0.65)

Diluted	$(1.59)	$0.48	$(2.43)	$(0.65)

The following instruments were excluded from the calculation of diluted weighted average shares outstanding, as their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Common shares issuable upon:
Conversion of 3.5% convertible senior notes	425	1,438	425	1,438
Conversion of 1.75% convertible senior notes	2,024	—	2,024	—
Exercise or vesting of share-based awards	873	304	873	840

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

Product sales by geographic location were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
United States	$42,922	$36,945	$85,111	$70,733
Germany	13,072	17,404	25,813	32,082
International, excluding Germany	17,575	15,782	32,666	33,788

	$73,569	$70,131	$143,590	$136,603

As a significant portion of our revenue is generated outside of the United States, we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the United States. For the three and six months ended June 30, 2015 and 2014, no customer exceeded 10% of product sales individually.

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

At June 30, 2015, we had purchase order commitments of approximately $41.5 million related to product costs, supplies, services and property, plant and equipment purchases. Many of our materials and supplies require long lead times. Our purchase order commitments reflect materials that may be received up to one year from the date of order.

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

Contingent Consideration and Milestone Payments

In December 2013, we acquired CircuLite using a combination of cash, stock and post-acquisition milestone and royalty payments payable over periods ranging from 8-10 years subsequent to the acquisition date. As of June 30, 2015, the maximum future milestone and royalty payments amounted to $285 million, reduced from the original agreement maximum of $320 million, since certain milestones are no longer achievable. As of June 30, 2015, the fair value of the contingent consideration was estimated to be $48.1 million (see Note 4).

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

Note 13. Subsequent Events

We have evaluated events and transactions that occurred subsequent to June 30, 2015 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. As disclosed in Note 3, on July 10, 2015, we invested $5 million in an early-stage, privately-held company. Except for this investment, we did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

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

In November 2012, we received approval from the United States Food and Drug Administration (“FDA”) for the HVAD System as a bridge to heart transplantation in patients with end-stage heart failure. The HVAD System has been available in the European Union since receiving CE marking in 2009. In May 2012, we received an expanded European label for long-term use of the HVAD System in all patients at risk of death from refractory, end-stage heart failure. As of June 30, 2015, there have been approximately 9,000 implants of the HVAD System in patients at over 290 health care sites in 46 countries.

We also intend to seek an expanded indication for the HVAD System in the U.S. to include destination therapy. In May 2012, we completed enrollment in our ENDURANCE destination therapy clinical trial. Each trial patient has now been followed to the primary endpoint of two years, and will be followed for a subsequent five-year period post-implant. On August 27, 2013, the FDA approved a supplemental Investigational Device Exemption trial (“ENDURANCE2”) allowing us to commence enrollment in an additional patient cohort for the ENDURANCE clinical trial. ENDURANCE2 studies the benefits of blood pressure management to reduce neurological events. Enrollment commenced in October 2013, and with more than 90% of the study enrolled, we expect enrollment to be completed in mid-2015. Patients have been, or will be, followed for 12 months after implant. In 2016, we intend to incorporate the data from both ENDURANCE2 and ENDURANCE into an anticipated pre-market approval application seeking approval of the HVAD System for the destination therapy indication.

In April 2015, we presented results from our ENDURANCE clinical trial during the Opening Plenary Session at the 35th International Society for Heart and Lung Transplantation (ISHLT) Annual Meeting in Nice, France, which demonstrated that the trial achieved the primary endpoint. Although neurological events in the treatment arm were higher than in the control arm, the data suggested that blood pressure management appears to reduce neurological events, a hypothesis being tested in the ENDURANCE2 trial. The data presented also showed that sintering of the inflow cannula, a system modification which occurred during the trial, reduced the overall rate of suspected thrombus and that pump exchanges for thrombus were less frequent in patients with the currently available HVAD system as compared to the control.

MVAD System

We continue to expand our pipeline through research and development into next-generation products and peripherals and through ongoing and new clinical trials and to expand our presence in commercial markets outside of the United States. Among these activities, we are developing our next generation miniaturized device, the MVAD System. The MVAD Pump is a heart pump that supports a wide range of flows to enable circulatory support for patients with advanced heart failure. The MVAD Pump was designed with a low shear stress impeller and optimal blood flow paths, which together are expected to result in improved hemodynamic performance. In addition, the MVAD System incorporates a pulsatility algorithm called the qPulse™ Cycle that allows physicians to customize the device for each patient, providing four pulse settings designed to enhance aortic valve function and reduce chronic bleeding events. The MVAD Pump, which is less than one-half the size of the HVAD Pump, weighs only 78 grams and displaces 22 cc of volume and has a steerable sewing ring, which enables clinicians to position the inflow cannula to facilitate optimal blood flow into the pump. The integrated Pal controller and battery system includes a touch-screen display and two sizes of small, light-weight, snap-on batteries.

In July 2015, we commenced our MVAD System CE Mark international clinical trial. The first patients receiving the MVAD System were implanted at the Freeman Hospital in Newcastle upon Tyne, England, and at the Medical University AKH Vienna in Austria. The MVAD System CE Mark trial is a multicenter, prospective, non-randomized, single-arm trial that evaluates the clinical safety and performance of the MVAD System for the treatment of advanced heart failure. The trial will enroll 70 patients at 11 sites in the United Kingdom, Austria, Australia, France and Germany (pending final regulatory approval from BfArM). In the trial, patients will be implanted with the MVAD Pump via sternotomy or thoracotomy, and the device will be evaluated for short- and long-term use. The primary endpoint is survival at six months.

We have submitted to the FDA an Investigational Device Exemption seeking approval to commence an MVAD System clinical trial in the United States. Health Canada is also reviewing a submission for a 15-patient, three-center study, which is expected to commence later this year.

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

Recent Field Actions

We issued a voluntary Urgent Medical Device Correction on May 11, 2015, describing different types of complaints reviewed as part of our ongoing product performance monitoring. The notice provides information to reinforce proper performance and safe use of the HVAD System to help reduce the potential occurrence of avoidable patient injury and specifically addresses maintaining continuous power supply, worn alignment guides, planned software improvements, driveline outer sheath discoloration and cracking, and driveline pulling and snagging. These field actions are not expected to have a material effect on our financial position, liquidity or results of operations.

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

Summary of Recent Financial Performance

Total revenue increased 5%, to $73.6 million for the quarter ended June 30, 2015 compared to $70.1 million during the second quarter of 2014. Currency changes negatively impacted total revenue growth by approximately $6.0 million, or 9%, during the second quarter of 2015 compared to the second quarter of 2014. Both U.S. and International trends were favorable with unit sales improving by 16% and 14%, respectively, compared to the second quarter of 2014. We added four new U.S. customer sites and ten new international customer sites during the second quarter of 2015, modestly contributing to our results. A record total of 773 HVAD Systems were sold during the second quarter of 2015, including 391 U.S. units and 382 international units.

With several HeartWare and competitive product clinical trials either ongoing, or expected to be ongoing in the course of 2015, we anticipate that our quarterly revenue and market share may be subject to greater volatility in the near-term. As of June 30, 2015, the Company had 120 customers in the United States and 175 customers internationally.

We realized a decrease in gross margin percentage, to 65.7% in the second quarter compared to 68.5% in first quarter of 2015 and 67.3% in the second quarter of 2014. This decrease was primarily a result of unfavorable foreign exchange rates, customer and geographic mix, and to a lesser extent limited competitive pricing pressures in a handful of indirect markets.

Combined selling, general, administrative, research and development expenses in the second quarter of 2015 increased slightly to $53.9 million, compared to $53.2 million in the first quarter of 2015.

We completed a refinancing of approximately $101.3 million principal value of our 3.5% convertible senior notes due in 2017, in exchange for $118.2 million principal value of new 1.75% convertible senior notes due in 2021. In addition, we raised $75.6 million of net cash proceeds through the additional issuance of $84.2 million of the 1.75% convertible senior notes due in 2021, net of discounts and issuance costs.

These summary results are more fully described in Results of Operations below.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on March 2, 2015. During the six months ended June 30, 2015, there were no significant changes to any of our significant accounting policies.

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

Results of Operations

Three and six months ended June 30, 2015 and 2014

Revenue, net

In the three and six months ended June 30, 2015 and 2014, we generated revenue through commercial sales and clinical trials.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
United States	$42,922	$36,945	16%	$85,111	$70,733	20%
International	30,647	33,186	(8)%	58,479	65,870	(11)%

Total	$73,569	$70,131	5%	$143,590	$136,603	5%

The following table presents our HVAD pump unit sales by geography for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
United States	391	338	16%	772	651	19%
International	382	336	14%	714	688	4%

Total	773	674	15%	1,486	1,339	11%

Revenue growth in the United States, where our HVAD System is labeled for bridge-to-transplantation, reflected continued strong growth in commercial market acceptance of the HVAD System. The U.S. revenue increase included approximately 45 and 93 HVAD Systems sold under the Company’s ENDURANCE2 clinical trial in the three and six months ended June 30, 2015, respectively. International revenue decreased due to the impact of currency fluctuations, which negated the potential benefit from the increased unit sales. The international unit sales expansion was attributable to further adoption of the HVAD System in less penetrated markets.

Currency changes negatively impacted total revenue growth by approximately $6.0 million and $11.0 million, or 9% and 8%, in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. In the three and six months ended June 30, 2015, approximately 37% and 36% of our net revenue was denominated in foreign currencies including principally the Euro and British pound compared to 44% and 46% in the same periods of 2014. This geographic mix shift results in a partial offset of the impact of foreign currency declines. Movements in foreign currency exchange rates have had an effect on our reported revenue amounts in the past and could have a significant favorable or unfavorable impact on our reported revenue amounts in the future.

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

Cost of Revenue

Cost of revenue includes costs associated with manufacturing and distributing our products and consists of direct materials, labor and overhead expenses allocated to the manufacturing process, provisions for excess or obsolete inventory, and shipping costs. Cost of revenue totaled approximately $25.2 million and $23.0 million in the three months ended June 30, 2015 and 2014, respectively. Cost of revenue totaled approximately $47.3 million and $45.9 million in the six months ended June 30, 2015 and 2014, respectively.

Gross profit and gross margin percentage are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Gross profit	$48,341	$47,176	$96,322	$90,733
Gross margin %	65.7%	67.3%	67.1%	66.4%

The decrease in gross margin percentage was primarily a result of unfavorable foreign exchange rates, customer and geographic mix, and to a lesser extent limited competitive pricing pressures in a handful of indirect markets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$22,247	$20,948	6%	$44,176	$45,180	(2)%
% of operating expenses, excluding changes in fair value of contingent consideration	41%	44%		41%	43%

The increase of $1.3 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 reflects an increase in salaries and related costs associated with headcount growth of $1.1 million, infrastructure-related costs of $0.4 million and other operating expenses of $0.6 million. Decreases included $0.7 million of travel and marketing costs.

The decrease of $1.0 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 includes the elimination of approximately $2.6 million of restructuring charges in 2014 resulting from lease exit costs associated with facilities we vacated in Massachusetts and New Jersey, severance costs and asset impairment charges. Aside from the Massachusetts facility item, these charges related to our acquisition of CircuLite. Offsetting expense increases included salaries and related costs associated with headcount growth of $1.9 million and non-cash share-based compensation expense of $0.7 million.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
Research and development expenses	$31,702	$26,913	18%	$62,969	$59,504	6%
% of operating expenses, excluding changes in fair value of contingent consideration	59%	56%		59%	57%

The net increase of $4.8 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 resulted primarily from increases in clinical and regulatory expenses of $1.2 million, including outside costs associated with FDA warning letter remediation efforts, overall research and development project expenses of $0.8 million, increased salaries and related costs associated with headcount growth of $1.0 million and infrastructure-related costs of $0.8 million. All other expenses resulted in a net increase of approximately $1.0 million.

The net increase of $3.5 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 resulted primarily from increases in salaries and related costs associated with headcount growth of $1.2 million, non-cash share-based compensation expense of $1.2 million, infrastructure-related costs of $1.6 million and restructuring costs of $1.1 million. All other expenses resulted in a decrease of $1.6 million and were primarily due to lower research and development project costs. The restructuring charges associated with the CircuLite acquisition were $2.2 million and $1.1 million in the six months ended June 30, 2015 and 2014, respectively. The charges recorded in 2015 included fixed asset impairment, contract termination fees and severance costs in connection with our decision to cease activities at our facility in Aachen, Germany. The charges recorded in 2014 included contract termination fees and severance costs.

We expect that research and development expenses will continue to represent a significant portion of our operating expenses for the foreseeable future as we continue to incur substantial development costs related to our next-generation products, including the Pal controller, the MVAD System, the SYNERGY System and certain early research initiatives. We also expect to incur substantial costs for clinical trials for the HVAD System in new markets and expanded indications and for the MVAD System both in Europe and the United States, as well as ongoing clinical trial expenses associated with bridge-to-transplant post-approval study requirements and ongoing patient follow-up related to the ENDURANCE and ENDURANCE2 clinical trials. In addition, we continue to incur substantial costs to remediate warning letter-related observations as well as make improvements to our quality systems.

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

In the three months ended June 30, 2015, we recorded a $2.2 million adjustment for the increase in the estimated fair value of the contingent consideration since March 31, 2015. In the six months ended June 30, 2015, we recorded a $4.3 million adjustment for the increase in the estimated fair value of the contingent consideration since December 31, 2014. The change in the fair value of the contingent consideration in the three and six months ended June 30, 2015 was due to accretion of the liability due to the passage of time.

In the three months ended June 30, 2014, we recorded a $13.7 million adjustment for the decrease in the estimated fair value of the contingent consideration since March 31, 2014. The decrease in the estimated fair value of the contingent consideration was primarily due to a $16.3 million reduction due to the likelihood of not achieving the performance milestone conditions related to the re-launch of the acquired form of the SYNERGY Surgical System following its loss of CE marking in the European Union in March 2014. In addition, we have discontinued development of the SYNERGY micropump and have focused our efforts on a version of our MVAD pump for our partial-assist program. The $16.3 million reduction in fair value was partially offset by an increase of $2.6 million due to accretion of the liability due to the passage of time.

In the six months ended June 30, 2014, we recorded a $10.6 million adjustment for the decrease in the estimated fair value of the contingent consideration. The decrease in the estimated fair value of the contingent consideration was primarily due to a $16.6 million reduction due to the likelihood of not achieving the performance milestone conditions related to the re-launch of the acquired form of the SYNERGY Surgical System as noted above. The $16.6 million reduction in fair value was partially offset by an increase of $6.0 million due to accretion of the liability due to the passage of time.

Determining the estimated fair value of the contingent consideration requires significant management judgment or estimation. The estimated fair value is calculated using the income approach, with significant inputs that include various revenue assumptions, discount rates and applying a probability to each outcome. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement. Potential valuation adjustments will be made in future accounting periods as additional information becomes available, including, among other items, progress toward developing the SYNERGY System, as well as revenue and milestone targets as compared to our current projections. Adjustments associated with changes in the estimated fair value of the contingent consideration are presented on a separate line item in our consolidated statements of operations and will be similarly presented in future accounting periods.

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

In the three and six months ended June 30, 2015, our net foreign exchange gain totaled approximately $0.8 million, primarily due to a modest rebound in the Euro. This compared to a net foreign exchange gain compared to approximately $0.02 million in the same period of 2014. In the six months ended June 30, 2015, our net foreign exchange loss totaled approximately $2.9 million, primarily due to a significant weakening of the Euro during the first quarter of 2015. This loss compared to net foreign exchange gains of approximately $0.2 million in the same period of 2014. In 2015 and 2014, the majority of our realized and unrealized foreign exchange gains and losses resulted from the settlement of certain balance sheet accounts, primarily accounts receivable that were denominated in foreign currencies, and the remeasurement to U.S. dollars at period end of certain balance sheet accounts, denominated in foreign currencies, primarily the Euro. We expect to continue to realize foreign exchange gains and losses for the foreseeable future as a significant portion of our sales is denominated in foreign currencies. We do not currently utilize foreign currency contracts to manage foreign exchange risks.

Interest Expense

Interest expense in 2015 and 2014 primarily consists of interest incurred on the principal amount of our convertible notes, amortization of the related discount and amortization of the portion of the deferred financing costs allocated to the debt component. The discount on the 3.5% convertible notes and the deferred financing costs are being amortized to interest expense through the December 15, 2017 maturity date of the convertible notes using the effective interest method. The discount on the 1.75% convertible notes and the deferred financing costs are being amortized to interest expense through the December 15, 2021 maturity date of the convertible notes using the effective interest method.

In the three months ended June 30, 2015, interest expense was approximately $3.5 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the stated coupon rates and $2.2 million of non-cash amortization of the discount and deferred financing costs. In the three months ended June 30, 2014, interest expense was approximately $3.3 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the stated coupon rate and $2.0 million of non-cash amortization of the discount and deferred financing costs.

In the six months ended June 30, 2015, interest expense was approximately $7.0 million, which included $2.6 million of interest incurred on the principal amount of the convertible notes at the stated coupon rates and $4.4 million of non-cash amortization of the discount and deferred financing costs. In the six months ended June 30, 2014, interest expense was approximately $6.4 million, which included $2.5 million of interest incurred on the principal amount of the convertible notes at the stated coupon rate and $3.9 million of non-cash amortization of the discount and deferred financing costs.

Investment Income, net

Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $0.1 million and $0.3 million, respectively, in the three and six months ended June 30, 2015, compared to $0.2 million and $0.4 million, respectively, in the same periods in the prior year. We continue to experience low interest rates on our deposits and available-for-sale investments.

Income Taxes

We are subject to taxation in the United States and jurisdictions outside of the United States. These jurisdictions have different marginal tax rates. Foreign earnings are considered to be permanently reinvested in operations outside the U.S. and therefore we have not provided for U.S. income taxes on these unrepatriated foreign earnings. We have incurred significant U.S. losses since inception, however, changes in issued capital and share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and therefore a 100% valuation allowance has been recorded against our net deferred tax assets. For the three and six months ended June 30, 2015, our tax provision includes estimated foreign taxes in jurisdictions where wholly-owned subsidiaries may be subject to current taxes.

Liquidity and Capital Resources

As of June 30, 2015, our cash and cash equivalents combined with short term available-for-sale investments were approximately $251.3 million as compared to $178.5 million at December 31, 2014.

Following is a summary of our cash flow activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(2,501)	$(12,287)
Net cash provided by (used in) investing activities	2,842	(4,158)
Net cash provided by financing activities	75,659	613
Effect of exchange rate changes on cash and cash equivalents	2,276	(453)

Net increase (decrease) in cash and cash equivalents	$78,276	$(16,285)

Cash Used in Operating Activities

For the six months ended June 30, 2015, cash used in operating activities included a net loss of approximately $41.9 million, adjustments for non-cash items totaling $44.2 million and cash used in working capital of $4.8 million. The net loss was driven by normal operating activities including the sale of the HVAD System in the United States and abroad, the loss on extinguishment of long-term debt, a charge for the increase in the fair value of contingent consideration, interest expense and foreign exchanges losses. Adjustments for non-cash items primarily consisted of $12.7 million of share-based compensation, $4.4 million of depreciation and amortization on long-lived assets, $4.2 million of amortization of the discount on our convertible notes, $4.3 million for the increase in the fair value of contingent consideration related to the CircuLite acquisition and $1.1 million for the impairment of fixed assets. The decrease in cash from changes in working capital included $4.9 million for the decrease in accrued liabilities, $2.4 million for the payment of trade accounts payable, and an increase in prepaid expenses and other assets of $0.4 million. These amounts were partially offset by decreases in accounts receivable and inventory totaling $2.7 million.

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

Cash Provided By (Used in) Investing Activities

In the six months ended June 30, 2015, net cash provided by investing activities included maturities of available-for-sale securities (net of purchases) aggregating $5.5 million. This amount was partially offset by cash usages of $2.1 million to acquire property, plant and equipment and $0.8 million for intellectual property.

In the six months ended June 30, 2014, net cash used in investing activities included $4.5 million to acquire property, plant and equipment and $0.8 million for intellectual property. These amounts were offset by $1.1 million received upon maturity (net of purchases) of available-for-sale securities.

Cash Provided by Financing Activities

In the six months ended June 30, 2015, cash provided by financing activities was primarily the result of the net cash proceeds from the issuance of our 1.75%, 2021 Notes. In May 2015, we issued our 1.75%, 2021 Notes with an aggregate principal amount of $202.4 million in exchange for a portion of our outstanding 3.5%, 2017 Notes with an aggregate principal amount $101.3 million and net cash proceeds of approximately $75.6 million, after paying offering costs. Interest on the 2021 Notes is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The 2021 Notes will mature on December 15, 2021, unless earlier repurchased by the Company or converted.

The exercise of stock options in the six months ended June 30, 2015 and 2014 resulted in cash proceeds of approximately $0.03 million and $0.6 million, respectively.

Operating Capital and Capital Expenditure Requirements

We have incurred operating losses to date and anticipate that we will continue to consume cash and incur substantial net losses as we expand our sales and marketing capabilities, develop new products and seek regulatory approvals for expanded indications of the HVAD System in the United States. For the remainder of 2015, cash on hand is expected to be used primarily to fund our ongoing operations, including:

•	expanding our sales and marketing capabilities on a global basis;

•	growing market penetration particularly in the United States;

•	continued product development, including refinement of the MVAD pump and Pal controller;

•	preclinical and clinical costs relating to the MVAD pump, and clinical trials related to expanded indications of the HVAD System;

•	development of the SYNERGY System, including the next generation endovascular system;

•	regulatory and other compliance functions, including activities to enhance our quality systems in response to the warning letter we received from the FDA in June 2014;

•	expand work in process and finished goods inventory to support ongoing operations;

•	planned investments in infrastructure to support our growth;

•	acquisition of and investment in third party technologies; and

•	general working capital.

Interest on our convertible notes is payable semi-annually in arrears on June 15 and December 15 of each year. To date, all interest payments have been paid on a timely basis. Based on the outstanding principal amount of our convertible notes at June 30, 2015, the semi-annual interest payment due on December 15, 2015 will be approximately $3.0 million each. This amount is expected to be paid from cash on hand.

We believe cash on hand and investment balances as of June 30, 2015 are sufficient to support our planned operations for at least the next twelve months. At June 30, 2015, approximately $6.1 million of our cash on hand was held in foreign locations, including Australia, Germany and the United Kingdom. To date, the Company has not had unremitted foreign earnings and has not incurred U.S. federal and state income taxes related to repatriated earnings. As our operations in our foreign subsidiaries grow, we may generate foreign earnings. Any repatriation of those earnings to the United States would likely result in us incurring federal and state income taxes. We currently plan to permanently reinvest any earnings of our foreign subsidiaries.

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

Contractual Obligations

In May 2015, we amended the lease for our corporate headquarters in Framingham, Massachusetts to include approximately 12,500 square feet of additional office space. This lease is scheduled to expire in March 2021. Annual base rent for the additional space will be approximately $0.3 million, payable monthly starting in March 2016. Annual base rent is subject to periodic increases beginning in 2018.

In May 2015, we issued $202.4 million principal amount of 1.75% convertible senior notes due December 15, 2021 (the “2021 Notes”), unless earlier repurchased, redeemed or converted. This included $118.2 million of 2021 Notes that were issued in exchange for $101.3 million aggregate principal amount of our 3.5% convertible senior notes due December 15, 2017 (the “2017 Notes”). Subsequent to the exchange, the outstanding balance of 2017 Notes is $42.5 million, which is due December 15, 2017, unless the 2017 Notes are earlier repurchased or converted. Interest on the 2021 Notes and 2017 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. Based on the outstanding principal amounts of our 2021 Notes and 2017 Notes at June 30, 2015, annual interest payments will be approximately $5.0 million.

Except as disclosed above, in the six months ended June 30, 2015, there were no material changes outside the ordinary course of business to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015.

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

We generate a significant portion of our revenue and collect receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against major foreign currencies, including the Euro, British Pound and Australian dollar, can result in foreign currency exchange gains and losses that may significantly impact our financial results. These foreign currency transaction and translation gains and losses are presented as a separate line item in our condensed consolidated statements of operations. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. We do not currently utilize foreign currency contracts to mitigate the gains and losses generated by the re-measurement of non-functional currency assets and liabilities but do hold cash reserves in currencies in which those reserves are anticipated to be expended.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2015, following the satisfaction of a pre-specified milestone under the terms of a 2012 patent assignment and license agreement, we issued an aggregate of 26,042 unregistered shares of our common stock to the inventor of certain intellectual property in partial consideration of the assignment and license to us of the intellectual property pursuant to the 2012 agreement. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Shortly following the issuance of the shares to the assignor, the shares were registered for resale on Form S-3 pursuant to a Prospectus Supplement filed with the SEC on May 15, 2015 in accordance with Rule 424(b)(7). HeartWare did not engage in, nor has engaged in, a general solicitation with respect to the issuance and sale of the shares, and HeartWare did not receive, nor will receive, any proceeds from the sale of the shares.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of HeartWare International, Inc. *

3.2	Amendment dated June 25, 2015, to Certificate of Incorporation of HeartWare International, Inc. *

3.3	Bylaws of HeartWare International, Inc. (1)

10.1	Second amendment to Sublease agreement, dated as of October 17, 2013, by and between The TJX Companies, Inc. and HeartWare International, Inc., dated May 1, 2015 *

10.2	HeartWare International, Inc. 2012 Incentive Award Plan (2) +

10.3	Amendment No. 1 to the HeartWare International, Inc. 2012 Incentive Award Plan, dated June 29, 2015 (3) +

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2015, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.
(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2012.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2015.
*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.

Date: August 3, 2015	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2015	/s/ Peter F. McAree
Peter F. McAree
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of HeartWare International, Inc.

3.2	Amendment dated June 25, 2015, to Certificate of Incorporation of HeartWare International, Inc.

10.1	Second amendment to Sublease agreement, dated as of October 17, 2013, by and between The TJX Companies, Inc. and HeartWare International, Inc., dated May 1, 2015

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2015, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.