Form 10-Q
period 2015-09-30
HeartWare International, Inc.
filed 2015-11-02
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 30, 2015
Common Stock, $0.001 Par Value Per Share	17,315,187

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation:

•	our ability to implement systemic improvements necessary to satisfactorily address the observations cited in the June 2, 2014 warning letter we received from the United States Food and Drug Administration (“FDA”);

•	our expectations with respect to submissions to and approvals from regulatory bodies, such as the FDA;

•	our ability to operate our business in compliance with regulatory requirements and to implement appropriate corrective and preventive actions;

•	our expectations with respect to our clinical trials, including enrollment in, completion of, or outcomes of our clinical trials as well as approval of new clinical trials and continued access or supplemental protocols with respect to our existing clinical trials;

•	our expectations with respect to the integrity or capabilities of our intellectual property position;

•	our ability and plans to commercialize our existing products;

•	our ability and plans to develop and commercialize new products and the expected features, functionalities and benefits of these products;

•	our estimates regarding our capital requirements and financial performance, including earnings fluctuation and cash availability; and

•	our ability to manage the costs and achieve the benefits of our strategic initiatives, including acquired entities, planned acquisitions and technologies.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$184,882	$102,946
Short-term investments	63,391	75,535
Accounts receivable, net	34,968	38,041
Inventories	47,245	54,046
Prepaid expenses and other current assets	6,744	5,975

Total current assets	337,230	276,543

Property, plant and equipment, net	15,711	19,036
Goodwill	61,273	61,390
In-process research and development	32,850	32,850
Other intangible assets, net	17,935	17,807
Deferred financing costs, net	4,160	1,552
Long-term investments and other assets	19,307	14,635

Total assets	$488,466	$423,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,731	$13,322
Other accrued liabilities	47,463	36,589

Total current liabilities	60,194	49,911

Convertible senior notes, net	188,790	114,803
Contingent liabilities – See Note 4	50,440	43,740
Other long-term liabilities	4,680	6,825

Commitments and contingencies – See Note 12

Stockholders’ equity:
Preferred stock – $.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock – $.001 par value; 50,000 and 25,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 17,315 and 17,156 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	17	17
Additional paid-in capital	613,204	565,609
Accumulated deficit	(420,574)	(348,719)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(8,199)	(8,112)
Unrealized loss on investments	(86)	(261)

Total accumulated other comprehensive loss	(8,285)	(8,373)

Total stockholders’ equity	184,362	208,534

Total liabilities and stockholders’ equity	$488,466	$423,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue, net	$65,166	$68,608	$208,756	$205,211
Cost of revenue	32,990	22,977	80,258	68,846

Gross profit	32,176	45,631	128,498	136,365

Operating expenses:

Selling, general and administrative	25,171	20,584	69,347	65,765
Research and development	30,386	29,477	93,355	88,981
Change in fair value of contingent consideration	2,360	(3,620)	6,700	(14,180)

Total operating expenses	57,917	46,441	169,402	140,566

Loss from operations	(25,741)	(810)	(40,904)	(4,201)

Other income (expense):
Foreign exchange gain (loss)	(426)	(3,298)	(3,367)	(3,109)
Interest expense	(3,638)	(3,312)	(10,618)	(9,759)
Investment income, net	150	138	431	543
Loss on extinguishment of long-term debt	—	—	(16,588)	—
Other, net	—	—	—	(1,261)

Loss before income taxes	(29,655)	(7,282)	(71,046)	(17,787)
Provision for income taxes	272	88	809	663

Net loss	$(29,927)	$(7,370)	$(71,855)	$(18,450)

Net loss per common share – basic and diluted	$(1.73)	$(0.43)	$(4.16)	$(1.09)

Weighted average shares outstanding – basic and diluted	17,303	17,007	17,256	16,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(29,927)	$(7,370)	$(71,855)	$(18,450)
Other comprehensive income (loss)
Foreign currency translation adjustments	320	250	(87)	(318)
Unrealized (loss) gain on investments	67	(101)	175	(127)

Comprehensive loss	$(29,540)	$(7,221)	$(71,767)	$(18,895)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except per share data)

	Common Shares, $0.001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount
Balance, December 31, 2014	17,156	$17	$565,609	$(348,719)	$(8,373)	$208,534
Issuance of common stock in connection with an intellectual property agreement	26	—	2,000	—	—	2,000
Issuance of common stock pursuant to share-based awards	133	—	81	—	—	81
Settlement of conversion feature on convertible debt exchanged	—	—	(19,467)	—	—	(19,467)
Allocation of fair value of equity component of convertible debt	—	—	47,400	—	—	47,400
Allocation of pro-rata portion of convertible debt issuance costs to the equity component of convertible debt	—	—	(1,218)	—	—	(1,218)
Share-based compensation	—	—	18,799	—	—	18,799
Net loss	—	—	—	(71,855)	—	(71,855)
Other comprehensive loss	—	—	—	—	88	88

Balance, September 30, 2015	17,315	$17	$613,204	$(420,574)	$(8,285)	$184,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,855)	$(18,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	5,034	4,929
Amortization of intangible assets	1,545	1,222
Impairment of fixed assets	1,118	607
Share-based compensation expense	18,799	17,291
Amortization of premium on investments	834	516
Amortization of discount on convertible senior notes	6,418	5,671
Amortization of deferred financing costs	399	304
Change in fair value of contingent consideration	6,700	(14,180)
Loss on extinguishment of long-term debt	16,588	—
Other	(10)	1,321
Change in operating assets and liabilities:
Accounts receivable	1,912	(10,426)
Inventories	4,545	(13,083)
Prepaid expenses and other current assets	(887)	2,416
Accounts payable	(575)	(2,262)
Accrued interest on convertible senior notes	1,581	1,262
Other accrued liabilities	8,884	7,106
Other long-term liabilities	(143)	710

Net cash provided by (used in) operating activities	887	(15,046)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(17,695)	(44,290)
Maturities of investments	29,215	14,625
Additions to property, plant and equipment, net	(2,094)	(5,990)
Additions to patents	(1,673)	(1,205)
Investment in unconsolidated affiliate	(5,000)	—
Cash received from security deposits	294	—

Net cash provided by (used in) investing activities	3,047	(36,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	79,901	—
Payment of convertible debt issuance costs	(4,429)	—
Repayment of convertible debt	(12)	—
Proceeds from exercise of stock options	80	837

Net cash provided by financing activities	75,540	837

Effect of exchange rate changes on cash and cash equivalents	2,462	1,837

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,936	(49,232)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	102,946	162,880

CASH AND CASH EQUIVALENTS — END OF PERIOD	$184,882	$113,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for HeartWare International, Inc. (“we,” “our,” “us,” “HeartWare,” the “HeartWare Group” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2015.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for us in periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU No. 2015-03 will result in the reclassification of debt issuance costs currently classified in long-term assets to be offset against the carrying value of our convertible notes. Based on the amount of debt issuance costs included in long-term assets as of September 30, 2015, the adoption of ASU 2015-03 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Note 2. Liquidity

We have funded our operations primarily through product revenue, the issuance of shares of our common stock and the issuance of convertible notes. At September 30, 2015, we had approximately $249.5 million of cash, cash equivalents and available-for-sale investments. Our cash, cash equivalents and available-for-sale investments are expected to be used primarily to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, research and development (including clinical trials) of new and existing products, components and accessories, regulatory and other compliance functions, acquisition of and investment in third-party technologies as well as for general working capital. We believe our cash, cash equivalents and available-for-sale investment balances are sufficient to support our planned operations for at least the next twelve months.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. We have incurred substantial losses from operations since our inception, and losses have continued through September 30, 2015. At September 30, 2015, we had an accumulated deficit of approximately $420.6 million.

Note 3. Balance Sheet Information

Accounts Receivable

Accounts receivable consists of amounts due from the sale of our HeartWare® Ventricular Assist System (the “HVAD System”) to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but generally do not require collateral or any other security to support credit sales. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. At September 30, 2015, one customer had an accounts receivable balance that represented approximately 15% of total accounts receivable. At December 31, 2014, no customer had an accounts receivable balance greater than 10% of total accounts receivable.

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

The following table summarizes the change in our allowance for doubtful accounts for the nine months ended September 30, 2015 and 2014:

	2015	2014
	(in thousands)
Beginning balance	$671	$495
Reversal of expense	(53)	—
Charge-offs	—	—

Ending balance	$618	$495

As of and for the three months ended September 30, 2015, we recorded customer sales allowances totaling $66,000. At December 31, 2014, we did not maintain a sales allowance.

Inventories

Components of inventories are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Raw material	$23,983	$28,688
Work-in-process	9,020	10,240
Finished goods	14,242	15,118

	$47,245	$54,046

Finished goods inventories includes inventory held on consignment at customer sites of approximately $6.3 million at September 30, 2015 and $5.8 million at December 31, 2014.

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	Estimated Useful Lives	September 30, 2015	December 31, 2014
		(in thousands)
Machinery and equipment	1.5 to 7 years	$21,976	$21,279
Leasehold improvements	3 to 10 years	8,938	9,070
Office equipment, furniture and fixtures	5 to 7 years	2,104	2,206
Purchased software	1 to 7 years	6,674	6,474

		39,692	39,029
Less: accumulated depreciation		(23,981)	(19,993)

		$15,711	$19,036

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

Long-Term Investment

In October 2013, we invested $10 million in Valtech Cardio, Ltd (“Valtech”), an early-stage, privately-held company headquartered in Or Yehuda, Israel specializing in the development of devices for mitral and tricuspid valve repair and replacement in the form of a convertible promissory note with an interest rate of 6% per annum (the “2013 Note”). On October 7, 2014 (the maturity date), the note together with accrued interest was converted pursuant to its terms into shares of its Valtech’s preferred stock which represented approximately 3.1% of its total equity ownership.

In July 2015, we invested an additional $5 million in Valtech in the form of a convertible promissory note (the “2015 Note”). Principal and interest at a rate equal to 6% per annum is due and payable at maturity. Maturity occurs at the earlier of two years or the occurrence of certain events defined in the 2015 Note, including an event of default or a change in control. Principal and interest on the 2015 Note are repayable, at the option of the issuer, in cash or shares of the most recently issued series of preferred stock or a comparable newly issued series of preferred stock.

On September 1, 2015 we entered into a Business Combination Agreement (“BCA”) with Valtech, pursuant to which HeartWare and Valtech will both become subsidiaries of a new holding company, HW Global, Inc, (“Holdco”). HeartWare stockholders would receive one share of Holdco common stock for each share of HeartWare common stock and Valtech shareholders would receive Holdco common stock as follows:

•	5.2 million shares upon closing;

•	700,000 shares upon achievement of certain clinical milestones;

•	Warrants to purchase 850,000 shares which are exercisable upon attainment of $75 million of net sales (trailing 12 months) of Valtech products; and

•	An earn-out payment of $375 million (payable in cash or stock at the discretion of Holdco), upon attainment of $450 million of net sales (trailing 12 months) of Valtech products.

The respective boards of HeartWare and Valtech have approved the agreement. Completion of the transaction is subject to customary closing conditions, including approval of HeartWare and Valtech stockholders and regulatory approvals. The closing of the transaction is expected in late 2015 or early 2016. In the event the BCA is terminated in accordance with the termination provisions of the BCA, HeartWare would be obligated to make a loan to Valtech in a principal amount equal to $30 million pursuant to a convertible promissory note.

The preceding description of the business combination agreement is not intended to be complete and is subject to the full text of the business combination agreement and related agreements, which are incorporated herein by reference to Exhibits 2.1 and 99.1 through 99.6 of our Form 8-K filed with the Securities and Exchange Commission on September 1, 2015.

The Valtech investment is carried at cost and is included in long-term investments and other assets on our condensed consolidated balance sheets. The carrying value of this investment was $15.5 million and $10.5 million at September 30, 2015 and December 31, 2014, respectively.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Accrued payroll and other employee costs	$11,439	$13,404
Accrued warranty and recall costs	14,783	6,573
Accrued material purchases	3,428	4,284
Accrued research and development costs	3,725	2,663
Other accrued expenses	14,088	9,665

	$47,463	$36,589

Accrued payroll and other employee costs

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $5.7 million and $7.9 million at September 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes the change in our warranty liability for the nine months ended September 30, 2015 and 2014:

	2015	2014
	(in thousands)
Beginning balance	$4,685	$2,498
Accrual for warranty expense	3,267	3,097
Warranty costs incurred during the period	(2,053)	(1,474)

Ending balance	$5,899	$4,121

The accrual for warranty expense in the nine months ended September 30, 2014 reflected an anticipated increase in battery returns as a result of a field safety corrective action in April 2014, following an observed increase in complaints related to earlier-than-expected battery depletion and routine battery handling. The Company provided information to assist patients and clinicians to monitor battery performance, recognize abnormal behaviors and reinforce proper power management of the HVAD System.

Accrued Product Recall Costs

The costs to repair or replace products associated with product recalls and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenue. The following table summarizes the change in product recall liability for the nine months ended September 30, 2015 and 2014:

	2015	2014
	(in thousands)
Beginning balance	$1,888	$—
Accrual for recall costs	8,895	3,609
Recall costs incurred during the period	(1,899)	(1,012)

Ending balance	$8,884	$2,597

During the three months ended June 30, 2014, we established a $3.0 million reserve in connection with our voluntary recall of certain older batteries. Subsequently, through March 31, 2015 we increased our recall estimates by approximately $0.7 million based upon our exchange experience. The recall was implemented to mitigate the potential risks associated with premature battery depletion following our April 2014 field action, which provided information to assist patients and clinicians with monitoring battery performance, recognizing abnormal behaviors and reinforcing proper power management of the HVAD System. During the three months ended September 30, 2015 we established a reserve of $8.2 million related to our ongoing Warning Letter remediation efforts and quality system enhancements. These corrective actions include the planned replacement of certain older batteries to further mitigate residual battery reliability concerns.

In December 2014, we established a $1.3 million reserve in connection with our voluntary recall of certain older controllers which did not incorporate later design changes implemented to mitigate susceptibility to electrostatic discharge. We increased the total estimated cost of the field action by approximately $0.4 million during the three months ended March 31, 2015 based upon our exchange experience. We anticipate completing this recall by the end of 2015. The reserve for this recall was $0.4 million as of September 30, 2015.

During the three months ended September 30, 2015, we established a $0.3 million reserve in connection with our voluntary field safety corrective action of certain older AC Adapters. The recall was also part of our ongoing Warning Letter remediation efforts and quality system enhancements and was implemented to mitigate potential risks for AC Adapters designed for use outside the United States which have a higher risk of failing in case of a power surge compared to other HeartWare AC Adapters. This field action will provide clinicians instructions on how to identify and replace the affected AC Adapters.

Accrued Restructuring Costs

The following table summarizes changes in our accrued restructuring costs for the nine months ended September 30, 2015:

	Facility Leases	Severance and Related	Contract Termination	Total
	(in thousands)
Beginning balance	$1,266	$—	$—	$1,266
Restructuring charges	139	598	340	1,077
Payments	(689)	(598)	(340)	(1,627)
Adjustments to estimated obligations	403	—	—	403
Change in fair value	33	—	—	33

Ending balance	$1,152	$—	$—	$1,152

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

In the first quarter of 2014, we ceased the use of CircuLite’s former headquarters in Teaneck, New Jersey, which is subject to an operating lease that runs through the end of 2020. In connection with this action, we recorded a $1.7 million liability equal to the estimated fair value of the remaining lease obligation as of the cease-use date. In the first quarter of 2015, this liability was increased by $0.5 million as a result of a change in our estimated sublease start date (see Note 4). These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, and Level 3 during the nine months ended September 30, 2015 or 2014.

The carrying amounts reported on our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of September 30, 2015 and December 31, 2014 and are carried at fair value.

The following tables represent the fair value of our financial assets and financial liabilities measured at fair value on a recurring basis and which level was used in the fair value hierarchy at the respective dates.

				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
				(in thousands)
As of September 30, 2015
Assets
Short-term investments	$63,391		$63,391	$—	$63,391	$—
Long-term investments	1,225		1,225	—	1,225	—

Liabilities
3.5% convertible notes	35,808	(1)	46,081	—	46,081	—
1.75% convertible notes	152,981	(1)	179,853	—	179,853	—
Contingent consideration	50,440		50,440	—	—	50,440
Royalties	896		896	—	—	896
Lease exit costs	1,152		1,152	—	—	1,152

				Fair Value Measurements at the Reporting Date Using
	Carrying Value		Fair Value	Level 1	Level 2	Level 3
				(in thousands)
As of December 31, 2014
Assets
Short-term investments	$75,535		$75,535	$—	$75,535	$—
Long-term investments	1,225		1,225	—	1,225	—

Liabilities
3.5% convertible notes	114,803	(1)	153,978	—	153,978	—
Contingent consideration	43,740		43,740	—	—	43,740
Royalties	962		962	—	—	962
Lease exit costs	1,207		1,207	—	—	1,207

(1)	The carrying amount of our convertible notes is net of unamortized discount. See Note 7 (Debt) for more information.

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

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Our Level 3 financial liabilities include the following:

•	Contingent consideration – Determining the fair value of the contingent consideration related to our acquisition of CircuLite in December 2013 requires significant management judgment or estimation. The estimated fair value is calculated using the income approach, with significant inputs that include various development timelines, revenue assumptions, discount rates and applying a probability to each outcome. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period. Actual amounts paid may differ from the obligations recorded.

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

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the nine months ended September 30, 2015:

Contingent Consideration
(in thousands)
Beginning balance	$43,740
Payments	—
Change in fair value	6,700

Ending balance	$50,440

The change in the fair value of the contingent consideration in the nine months ended September 30, 2015 was due to accretion of the liability due to the effect of the passage of time on the fair value measurement. Adjustments associated with the change in fair value of contingent consideration are presented on a separate line item in our condensed consolidated statements of operations. Potential valuation adjustments will be made in future accounting periods as additional information becomes available, including, among other items, progress toward developing the SYNERGY System, as well as revenue and milestone targets as compared to our current projections, with the impact of these adjustments being recorded in our condensed consolidated statements of operations. During the fourth quarter of 2015 we will evaluate internal timelines and development plans for the SYNERGY System. Our evaluation will take into consideration, among other things, progress with respect to underlying MVAD pump technology and resources dedicated to SYNERGY System development. This evaluation may have an impact on overall development timelines and/or cash flows of the SYNERGY System, the effect of which may result in an adjustment to estimated fair value.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the royalties for the nine months ended September 30, 2015:

Royalties
(in thousands)
Beginning balance	$962
Payments	(110)
Change in fair value	44

Ending balance	$896

The expense associated with the change in fair value of the royalty payment obligations is included in research and development expenses in our condensed consolidated statements of operations.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the lease exit costs for the nine months ended September 30, 2015:

Lease Exit Costs
(in thousands)
Beginning balance	$1,207
Adjustments	431
Payments	(519)
Change in fair value	33

Ending balance	$1,152

The expense associated with changes in the fair value of the lease exit costs is included in selling, general and administrative expenses in our consolidated statements of operations. The change in the fair value of the lease exit costs in the nine months ended September 30, 2015 was primarily due to a change in our estimated sublease start date, which was deferred by eight months. Potential valuation adjustments will be made in future accounting periods as additional information becomes available, including, our ability to sublease the facility in a timely manner and obtain a rate equivalent to our estimated sublease rate, with the impact of these adjustments being recorded in our condensed consolidated statements of operations.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of September 30, 2015:

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

Assets That Are Measured at Fair Value on a Nonrecurring Basis

Non-marketable equity investments and non-financial assets such as intangible assets, goodwill and property, plant, and equipment are evaluated for impairment annually or when indicators of impairment exist and are measured at fair value only if an impairment charge is recorded. In the first quarters of 2015 and 2014, we recorded impairment charges of $1.1 million and $0.6 million, respectively, related to certain property, plant, and equipment in connection with the facility closures discussed in Note 3. Non-financial assets such as identified intangible assets acquired in connection with our acquisitions are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation.

Note 5. Investments

We have cash investment policies that limit investments to investment grade rated securities. At September 30, 2015 and December 31, 2014, all of our investments were classified as available-for-sale and carried at fair value. At September 30, 2015 and December 31, 2014, our short-term and long-term investments had maturity dates of less than twenty-four months.

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
At September 30, 2015
Short-term investments:
Corporate debt	$32,906	$—	$(85)	$32,821
U.S. government agency debt	20,000	1	(1)	20,000
Certificates of deposit	10,570	—	—	10,570

Total short-term investments	$63,476	$1	$(86)	$63,391

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
At December 31, 2014
Short-term investments:
Corporate debt	$51,241	$8	$(244)	$51,005
U.S. government agency debt	15,000	—	(25)	14,975
Certificates of deposit	9,555	—	—	9,555

Total short-term investments	$75,796	$8	$(269)	$75,535

Long-term investments:
Certificates of deposit	$1,225	$—	$—	$1,225

Total long-term investments	$1,225	$—	$—	$1,225

For the three and nine months ended September 30, 2015 and 2014, we did not have any realized gains or losses on our investments. At September 30, 2015, 13 of our available-for-sale investments with an aggregate fair value of $34.7 million had been in a continuous loss position for more than twelve months. At September 30, 2015, the gross unrealized loss on these 13 available-for-sale investments was $79,000 and was deemed to be temporary. At September 30, 2015, 4 individual securities had been in an unrealized loss position for twelve months or less. At December 31, 2014, none of our available-for-sale investments had been in a continuous loss position for more than twelve months, while 22 individual securities had been in an unrealized loss position for twelve months or less.

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

Note 6. Goodwill, In-Process Research and Development and Other Intangible Assets, Net

Goodwill

The carrying amount of goodwill and the change in the balance for the nine months ended September 30, 2015 and 2014 is as follows:

	2015	2014
	(in thousands)
Beginning balance	$61,390	$61,596
Additions	—	—
Impairment	—	—
Foreign currency translation impact	(117)	(138)

Ending balance	$61,273	$61,458

In-Process Research and Development

The carrying value of our in-process research and development assets, which relate to the development and potential commercialization of certain technologies acquired during our acquisition of CircuLite in December 2013, consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
SYNERGY System technology	$32,850	$32,850

In-process research and development has an indefinite life. At the time the economic life becomes determinable (upon project completion or abandonment) the amount will be amortized over its expected remaining life.

We evaluate the carrying value of intangible assets (not subject to amortization) related to in-process research and development (“IPR&D”) assets which are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. Accordingly, amortization of the IPR&D assets does not occur until the product reaches commercialization. During the period the assets are considered indefinite-lived, they are tested for impairment on an annual basis in the fourth quarter of each year, as well as between annual tests if we become aware of any events occurring or changes in circumstances that indicate that the fair values of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs when regulatory approval to market the product is obtained, the associated IPR&D assets are deemed definite-lived and are then amortized based on their estimated useful lives at that point in time. If the related project is terminated or abandoned, we may have a full or partial impairment related to the IPR&D assets, calculated as the excess of their carrying value over fair value. During the fourth quarter of 2015 we will evaluate internal timelines and development plans for the SYNERGY System. Our evaluation will take into consideration, among other things, progress with respect to underlying MVAD pump technology and resources dedicated to SYNERGY System development. This evaluation may have an impact on overall development timelines and/or cash flows of the SYNERGY System, the effect of which may result in an impairment of related intangible assets.

Other Intangible Assets

Other intangible assets, net consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Patents	$6,983	$5,310
Purchased intangible assets
Tradenames	3,700	3,700
Customer relationships	1,800	1,800
Acquired technology rights	9,925	9,925

	22,408	20,735
Less: Accumulated amortization – Patents	(1,430)	(1,118)
Less: Accumulated amortization – Purchased intangible assets	(3,043)	(1,810)

	$17,935	$17,807

Our other intangible assets are amortized using the straight-line method over their estimated useful lives as follows:

Patents	15 years
Purchased intangible assets
Tradenames	15 years
Customer relationships	20 years
Acquired technology rights	6 to 16 years

Amortization expense for the three months ended September 30, 2015 and 2014 was $0.5 million and $0.4 million, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $1.5 million and $1.2 million, respectively.

We also evaluate the carrying value of our long-lived assets, including purchased intangible assets, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, impairment losses are recorded for the excess of the carrying value over the fair value of the long-lived assets based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected undiscounted cash flows. During the fourth quarter of 2015 we will evaluate internal timelines and development plans for the SYNERGY System. Our evaluation will take into consideration, among other things, progress with respect to underlying MVAD pump technology and resources dedicated to SYNERGY System development. This evaluation may have an impact on overall development timelines and/or cash flows of the SYNERGY System, the effect of which may result in an impairment of related purchased intangible assets.

Note 7. Debt

At September 30, 2015 and December 31, 2014, we had outstanding convertible debt as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Principal amount of the 3.5% convertible senior notes, due 2017	$42,471	$143,750
Unamortized discount	(6,663)	(28,947)

	$35,808	$114,803

Equity component	$7,629	$55,038

Principal amount of the 1.75% convertible senior notes, due 2021	$202,366	$—
Unamortized discount	(49,385)	—

	$152,981	$—

Equity component	$47,400	$—

Interest expense related to our convertible debt consisted of contractual interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component and was included in interest expense in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2015 and 2014, interest expense related to our convertible debt was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Coupon rate	$1,257	$1,258	$3,799	$3,774
Amortization of discount	2,225	1,948	6,418	5,671
Amortization of deferred financing costs	156	103	399	304

	$3,638	$3,309	$10,616	$9,749

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

In May 2015, we entered into separate, privately negotiated, exchange agreements (the “Exchange”) with certain holders of our outstanding 2017 Notes. Pursuant to these agreements, we exchanged $101.3 million aggregate principal amount of the 2017 Notes for $118.2 million principal amount of 1.75% convertible senior notes due 2021 (see further discussion below). We did not receive any proceeds related to the Exchange.

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

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of 2017 Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the 2017 Notes is 424,710. The value of these shares, based on the closing price of our common stock on September 30, 2015 of $52.31 per share, was approximately $22.2 million. The fair value of our 2017 Notes as presented in Note 4 was $46.1 million at September 30, 2015.

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

The net proceeds from the issuance of the 2021 Notes amounted to $75.5 million, net of deferred issuance costs paid as of September 30, 2015. In connection with the issuance of the 2021 Notes, we incurred costs of approximately $5.2 million.

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

Both the 2017 and 2021 Notes offer noteholders the right to convert during the period beginning 35 trading days prior to the anticipated closing date of certain merger transactions, include the Valtech transaction, and ending 35 trading days following the actual closing date.

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

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of 2021 Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the 2021 Notes is 2,023,660. The value of these shares, based on the closing price of our common stock on September 30, 2015 of $52.31 per share, was approximately $105.9 million. The fair value of our 2021 Notes as presented in Note 4 was $179.9 million at September 30, 2015.

Note 8. Stockholders’ Equity

At our 2015 Annual Meeting of Stockholders held on June 4, 2015, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of our authorized shares of common stock from 25 million to 50 million. The amendment became effective upon filing with the Secretary of State of the State of Delaware on June 25, 2015.

On January 30, 2014, we filed a shelf registration statement with the SEC on Form S-3. This shelf registration statement allows us to offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering any combination and amount of the securities described in the prospectus contained in the registration statement or in the prospectus supplement filed with respect to a particular offering. An aggregate of 530,816 shares of our common stock were registered for issuance pursuant to various prospectus filings on January 30, 2014 in connection with our acquisition of CircuLite. As of September 30, 2015, there remained 248,872 shares of our common stock reserved for potential issuance in connection with future contingent milestone payments under the terms of the CircuLite merger agreement.

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

In the nine months ended September 30, 2015, we issued an aggregate of 2,866 shares of our common stock upon the exercise of stock options and an aggregate of 129,896 shares of our common stock upon the vesting of restricted stock units.

In the nine months ended September 30, 2014, we issued an aggregate of 28,250 shares of our common stock upon the exercise of stock options and an aggregate of 58,000 shares of our common stock upon the vesting of restricted stock units.

Note 9. Share-Based Compensation

We allocate share-based compensation expense to cost of revenue, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three and nine months ended September 30, 2015 and 2014, we recorded share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenues	$514	$611	$1,499	$1,720
Selling, general and administrative	3,426	3,561	10,558	9,958
Research and development	2,138	2,205	6,742	5,613

	$6,078	$6,377	$18,799	$17,291

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

Upon receipt of stockholder approval on May 31, 2012, we adopted the HeartWare International, Inc. 2012 Incentive Award Plan (“2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, deferred stock, deferred stock units, stock payments and stock appreciation rights (collectively referred to as “Awards”), to our directors, employees and consultants. At our 2015 Annual Meeting of Stockholders held on June 4, 2015, our stockholders approved an amendment to the 2012 Plan to increase the number of shares of our common stock available for issuance by 1.1 million shares. Under the terms of the 2012 Plan, as amended, the total number of shares of our common stock reserved for issuance under Awards is 2,475,000, provided that the total number of shares of our common stock that may be issued pursuant to “Full Value Awards” (Awards other than options, SARs or other Awards for which the holder pays the intrinsic value existing as of the date of grant whether directly or by forgoing a right to receive a payment from the Company) is 2,375,000. As of September 30, 2015, 239,857 shares have been issued upon vesting of Awards issued under the 2012 Plan and Awards with respect to 693,351 shares were issued and outstanding under the 2012 Plan. Subsequent to adoption of the 2012 Plan, no new Awards will be granted under our prior plans. Any outstanding Awards under the prior plans will continue to be subject to the terms and conditions of the plan under which they were granted.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The following table includes the weighted average assumptions used for options issued in the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividend yield	0%	0%	0%	0%
Expected volatility	37.50%	39.00%	37.50%	39.00%
Risk-free interest rate	1.69%	1.65%	1.69%	1.65%
Estimated holding period (years)	5.00	5.00	5.00	5.00

Information related to options granted under all of our plans at September 30, 2015 and activity in the nine months then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	107	$48.32
Granted	7	76.60
Exercised	(3)	27.95
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2015	111	$48.66	4.03	$1,727

Exercisable at September 30, 2015	99	$44.48	3.46	$1,727

The aggregate intrinsic values at September 30, 2015 noted in the table above represent the number of in-the-money options outstanding or exercisable multiplied by the closing price of our common stock traded on NASDAQ less the weighted average exercise price at period end.

The weighted average grant date fair value per share of options issued in the nine months ended September 30, 2015 and 2014 was $27.10 and $32.41 per share, respectively.

The total intrinsic value of options exercised in the nine months ended September 30, 2015 and 2014 was approximately $0.2 million and $1.8 million, respectively. Cash received from options exercised in the nine months ended September 30, 2015 and 2014 was approximately $0.1 million and $0.8 million, respectively.

At September 30, 2015, there was approximately $0.2 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested options. This expense is expected to be recognized over a weighted average period of one year.

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

Information related to RSUs at September 30, 2015 and activity in the nine months then ended is as follows:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	589
Granted	306
Vested/Exercised	(130)
Forfeited	(36)
Expired	—

Outstanding at September 30, 2015	729	1.48	$38,114

The aggregate intrinsic value at September 30, 2015 noted in the table above represents the closing price of our common stock traded on NASDAQ multiplied by the number of RSUs outstanding.

At September 30, 2015, 71,705 of the RSUs outstanding were subject to performance-based vesting criteria as described above.

The total intrinsic value of RSUs vested in the nine months ended September 30, 2015 and 2014 was approximately $10.9 million and $5.3 million, respectively.

The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted in the nine months ended September 30, 2015 and 2014 was $88.47 and $98.40, respectively.

At September 30, 2015, we had approximately $29.5 million of unrecognized compensation expense related to non-vested RSU awards, net of estimated forfeitures. This expense is expected to be recognized over a weighted average period of 1.5 years.

Note 10. Net Loss Per Share

Basic earnings per share was computed by dividing net (loss) income for the period by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share adjusts basic earnings per share for the dilutive effects of share-based awards as determined under the “treasury stock” method, our convertible notes as determined under the “if-converted” method and other potentially dilutive instruments only in the periods in which the effect is dilutive. Due to our net loss for all periods presented, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. The following instruments were excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Common shares issuable upon:
Conversion of 3.5% convertible senior notes	425	1,438	425	1,438
Conversion of 1.75% convertible senior notes	2,024	—	2,024	—
Exercise or vesting of share-based awards	840	837	840	837

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

Product sales by geographic location were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
United States	$35,578	$39,068	$120,689	$109,801
Germany	14,870	15,105	40,683	47,187
International, excluding Germany	14,718	14,435	47,384	48,223

	$65,166	$68,608	$208,756	$205,211

As a significant portion of our revenue is generated outside of the United States, we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the United States. For the three and nine months ended September 30, 2015 and 2014, no customer exceeded 10% of product sales individually.

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

As more fully explained in Note 3, we have entered into a business combination agreement with Valtech. Following the consummation of the Transactions, as defined in the BCA, both HeartWare and Valtech will be subsidiaries of Holdco. Immediately following Closing, based on the number of HeartWare and Valtech shares outstanding as of the record date, the former stockholders of HeartWare are expected to own approximately 77% of the outstanding shares of Holdco common stock and the former Valtech security holders, together with minority shareholders of a subsidiary of Valtech, are expected to own approximately 23% of the outstanding shares of Holdco common stock.

In the event the BCA is terminated in accordance with the termination provisions of the BCA, HeartWare would be obligated to make a loan to Valtech in a principal amount equal to $30 million pursuant to a convertible promissory note.

At September 30, 2015, we had purchase order commitments of approximately $45.5 million related to product costs, supplies, services and property, plant and equipment purchases. Many of our materials and supplies require long lead times. Our purchase order commitments reflect materials that may be received up to one year from the date of order.

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

Contingent Consideration and Milestone Payments

In December 2013, we acquired CircuLite using a combination of cash, stock and post-acquisition milestone and royalty payments payable over periods ranging from 8-10 years subsequent to the acquisition date. As of September 30, 2015, the maximum future milestone and royalty payment amounted to $300 million, reduced from the original agreement maximum of $320 million, since certain milestones are no longer achievable. As of September 30, 2015, the fair value of the contingent consideration was estimated to be $50.4 million (see Note 4).

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

Note 13. Subsequent Events

We have evaluated events and transactions that occurred subsequent to September 30, 2015 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. We did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

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

In November 2012, we received approval from the United States Food and Drug Administration (“FDA”) for the HVAD System as a bridge to heart transplantation in patients with end-stage heart failure. The HVAD System has been available in the European Union since receiving CE marking in 2009. In May 2012, we received an expanded European label for long-term use of the HVAD System in all patients at risk of death from refractory, end-stage heart failure. As of September 30, 2015, there have been approximately 9,000 implants of the HVAD System in patients at over 290 health care sites in 47 countries.

We also intend to seek an expanded indication for the HVAD System in the U.S. to include destination therapy. In May 2012, we completed enrollment in our ENDURANCE destination therapy clinical trial. Each trial patient has now been followed to the primary endpoint of two years, and will be followed for a subsequent five-year period post-implant. On August 27, 2013, the FDA approved a supplemental Investigational Device Exemption trial (“ENDURANCE2”) allowing us to commence enrollment in an additional patient cohort for the ENDURANCE clinical trial. ENDURANCE2 studies the benefits of blood pressure management to reduce neurological events. Enrollment commenced in October 2013 and was completed in August 2015. Patients have been, or will be, followed for 12 months after implant. In 2016, we intend to incorporate the data from both ENDURANCE2 and ENDURANCE into an anticipated pre-market approval application seeking approval of the HVAD System for the destination therapy indication.

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

MVAD System

We continue to expand our pipeline through research and development into next-generation products and peripherals and through ongoing and new clinical trials and to expand our presence in commercial markets outside of the United States. The MVAD Pump is a heart pump that supports a wide range of flows to enable circulatory support for patients with advanced heart failure. The MVAD Pump was designed with a low shear stress impeller and optimal blood flow paths, which together are expected to result in improved hemodynamic performance. In addition, the MVAD System incorporates a pulsatility algorithm called the qPulse™ Cycle that allows physicians to customize the device for each patient, providing four pulse settings designed to enhance aortic valve function and reduce chronic bleeding events. The MVAD Pump, which is less than one-half the size of the HVAD Pump, weighs only 78 grams and displaces 22 cc of volume, and has a steerable sewing ring, which enables clinicians to position the inflow cannula to facilitate optimal blood flow into the pump. The integrated Pal controller and battery system includes a touch-screen display and two sizes of small, light-weight, snap-on batteries.

In July 2015, we commenced our MVAD System CE Mark international clinical trial. The MVAD System CE Mark trial is a multicenter, prospective, non-randomized, single-arm trial that evaluates the clinical safety and performance of the MVAD System for the treatment of advanced heart failure. The trial will enroll 70 patients at 11 sites in the United Kingdom, Austria, Australia, France and Germany. In the trial, patients will be implanted with the MVAD Pump via sternotomy or thoracotomy, and the device will be evaluated for short- and long-term use. The primary endpoint is survival at six months.

On September 9, 2015, we announced a voluntary pause of enrollment in our MVAD CE Mark clinical trial to address an MVAD controller manufacturing process issue. We are in the process of implementing manufacturing improvements as well as software updates, which were also described on September 9, 2015. Subsequently on October 13, 2015, and following discussions with the trial investigators, we began investigating causes of reported adverse events in certain clinical trial patients. The events being analyzed are typical of those seen in other clinical trials for ventricular assist devices. We took similar actions successfully during our initial human study for the HVAD System during the HVAD CE Mark clinical trial in 2007, and HeartWare remains confident in its MVAD System and the potential for the MVAD design to meaningfully improve outcomes for ventricular assist patients. A date for re-initiation of the MVAD clinical trial has yet to be established.

We have submitted to the FDA an Investigational Device Exemption seeking approval to commence an MVAD System clinical trial in the United States. Health Canada is also reviewing a submission for a 15-patient, three-center study, which is expected to commence around the time the MVAD CE Mark trial is re-initiated.

Valtech

On September 1, 2015 we entered into a Business Combination Agreement (“BCA”) with Valtech, an early-stage, privately-held company headquartered in Or Yehuda, Israel specializing in the development of devices for mitral and tricuspid valve repair and replacement, pursuant to which HeartWare and Valtech will both become subsidiaries of a new holding company, HW Global, Inc, (“Holdco”). HeartWare stockholders would receive one share of Holdco common stock for each share of HeartWare common stock and Valtech shareholders would receive 5.2 million shares of Holdco common stock, 700,000 shares of Holdco common stock upon achievement of certain milestones, warrants to purchase 850,000 shares of Holdco common stock which are exercisable upon attainment of $75 million of net sales (trailing 12 months) of Valtech products and an earn-out payment of $375 million (payable in cash or stock at the discretion of Holdco), upon attainment of $450 million of net sales (trailing 12 months) of Valtech products. The respective boards of HeartWare and Valtech have approved the agreement. Completion of the transaction is subject to customary closing conditions, including approval of HeartWare and Valtech stockholders and regulatory approvals. The closing of the transaction is expected in late 2015 or early 2016. In the event the BCA is terminated in accordance with the termination provisions of the BCA, HeartWare would be obligated to make a loan to Valtech in a principal amount equal to $30 million pursuant to a convertible promissory note.

The preceding description of the business combination agreement is not intended to be complete and is subject to the full text of the business combination agreement and related agreements, which are incorporated herein by reference to Exhibits 2.1 and 99.1 through 99.6 of our Form 8-K filed with the Securities and Exchange Commission on September 1, 2015.

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

Field Actions

On September 9, 2015, we announced plans to implement voluntary corrective actions as part of HeartWare’s ongoing Warning Letter remediation efforts and quality system enhancements. These corrective actions include the planned replacement of certain older batteries in the field as a further action to previous field actions targeted to address battery performance issues including complaints related to earlier-than-expected battery depletion and routine battery handling. These plans also include a field safety corrective action to identify and replace certain HeartWare AC Adapters designed for use outside of the United States which have a higher risk of failing in case of a power surge compared to other HeartWare AC Adapters. The combination of these field actions resulted in a charge of approximately $8.5 million during the third quarter of 2015.

During the first quarter of 2015, we recorded charges aggregating to $0.5 million for previous field actions addressing different types of complaints reviewed as part of our ongoing product performance monitoring. These previous actions were related to performance improvements or corrections affecting the HVAD System for issues such as continuous power supply, worn alignment guides, planned software improvements, driveline care, and susceptibility to electrostatic discharge.

As we continue to make quality systems improvements, there may be additional field safety corrections identified in the future which could have an impact on our financial position, liquidity or results of operations.

Summary of Recent Financial Performance

Total revenue decreased 5%, to $65.2 million for the quarter ended September 30, 2015 compared to $68.6 million during the third quarter of 2014. Currency changes negatively impacted total revenue growth by approximately $4.9 million, or 7%, during the third quarter of 2015 compared to the third quarter of 2014. International unit sales increased by 18% compared to the third quarter of 2014, while U.S. unit sales decreased by 9% compared to the same period, the latter resulting primarily from the completion of patient enrollment of the ENDURANCE2 clinical trial. We added six new U.S. customer sites and five new international customer sites during the third quarter of 2015, modestly contributing to our results. A total of 697 HVAD Systems were sold during the third quarter of 2015, including 327 U.S. units and 370 international units.

With several HeartWare and competitive product clinical trials either ongoing, or expected to be ongoing throughout 2015 and 2016, we anticipate that our quarterly revenue and market share may be subject to greater volatility. As of September 30, 2015, the Company had 126 customers in the United States and 180 customers internationally.

We realized a decrease in gross margin percentage, to 49.4% in the third quarter compared to 65.7% in second quarter of 2015 and 66.5% in the third quarter of 2014. This decrease was primarily a result of the expanded battery recall explained above and in Note 3 under the heading Accrued Product Recall Costs. Other factors include unfavorable foreign exchange rates, customer and geographic mix, and to a lesser extent limited competitive pricing pressures.

Combined selling, general, administrative, research and development expenses were $55.6 million in the third quarter of 2015, an increase of $1.7 million from $53.9 million in the second quarter of 2015.

These summary results are more fully described in Results of Operations below.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on March 2, 2015. During the nine months ended September 30, 2015, there were no significant changes to any of our significant accounting policies.

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

Results of Operations

Three and nine months ended September 30, 2015 and 2014

Revenue, net

In the three and nine months ended September 30, 2015 and 2014, we generated revenue through commercial sales and clinical trials.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
United States	$35,578	$39,068	-9%	$120,689	$109,801	10%
International	29,588	29,540	0%	88,067	95,410	-8%

Total	$65,166	$68,608	-5%	$208,756	$205,211	2%

The following table presents our HVAD pump unit sales by geography for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
United States	327	361	-9%	1,099	1,012	9%
International	370	314	18%	1,084	1,002	8%

Total	697	675	3%	2,183	2,014	8%

Revenue in the United States, where our HVAD System is labeled for bridge-to-transplantation, reflects the completion of enrollment in the Company’s ENDURANCE2 clinical trial. U.S. revenue included 15 and 108 HVAD Systems sold under the Company’s ENDURANCE2 clinical trial in the three and nine months ended September 30, 2015, respectively. International revenue decreased due to the impact of currency fluctuations, which negated the potential benefit from the increased unit sales. The international unit sales expansion was attributable to further adoption of the HVAD System in less penetrated markets.

Currency changes negatively impacted total revenue growth by approximately $4.9 million and $16.0 million, or 7% and 8%, in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. In the three and nine months ended September 30, 2015, approximately 40% and 38% of our net revenue was denominated in foreign currencies including principally the Euro and British pound compared to 40% and 44% in the same periods of 2014. This geographic mix shift results in a partial offset of the impact of foreign currency declines. Movements in foreign currency exchange rates have had an effect on our reported revenue amounts in the past and could have a significant favorable or unfavorable impact on our reported revenue amounts in the future.

We expect to continue to generate and grow commercial revenue from product sales as we further expand our sales and marketing efforts on a global basis. Future product sales are dependent on many factors, including perception of product performance and market acceptance among physicians, patients, health care payers and the medical community as well as our capacity to meet customer demand by manufacturing sufficient quantities of our products. Our quarterly revenue and market share may be subject to greater volatility in future periods due to several HeartWare and competitive product clinical trials either ongoing, or expected to be ongoing, in the course of 2015 and 2016, expected commercial launch of competitive products, enrollment completion of ENDURANCE2, increased mix of international sales resulting in lower average selling prices due to currency fluctuations and growing unrest in the middle east, which is an important market for us, as we anticipate that the current state of affairs in that region of the world could dampen international sales.

Cost of Revenue

Cost of revenue includes costs associated with manufacturing and distributing our products and consists of direct materials, labor and overhead expenses allocated to the manufacturing process, provisions for excess or obsolete inventory, and shipping costs. Cost of revenue totaled approximately $33.0 million and $23.0 million in the three months ended September 30, 2015 and 2014, respectively. Cost of revenue totaled approximately $80.3 million and $68.8 million in the nine months ended September 30, 2015 and 2014, respectively.

Gross profit and gross margin percentage are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Gross profit	$32,176	$45,631	$128,498	$136,365
Gross margin %	49.4%	66.5%	61.6%	66.5%

The decrease in gross margin percentage during the three months ended September 30, 2015 compared to the same period in 2014 was primarily a result of charges associated with field actions (11.3%), unfavorable foreign exchange rates (3.5%), European customs duties charge (1.3%), customer and geographic mix (0.5%), and to a lesser extent limited competitive pricing pressures in a handful of indirect markets.

The decrease in gross margin percentage during the nine months ended September 30, 2015 compared to the same period in 2014 was primarily a result of unfavorable foreign exchange rates (2.7%), charges associated with field actions (2.4%), and to a lesser extent customer and geographic mix, European customs duties charge and limited competitive pricing pressures in a handful of indirect markets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$25,171	$20,584	22%	$69,347	$65,765	5%
% of operating expenses, excluding changes in fair value of contingent consideration	45%	41%		43%	42%

The increase of $4.6 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 reflects Valtech-related transaction fees of $3.6 million, an increase in salaries and related costs associated with headcount growth of $0.8 million, and professional fees of $0.9 million. All other expenses decreased by $0.7 million.

The increase of $3.6 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 reflects an increase in salaries and related costs associated with headcount growth of $2.7 million, legal and advisory fees related to the Valtech acquisition of $3.0 million and non-cash share-based compensation expense of $0.6 million. Offsetting decreases include approximately $2.5 million of restructuring charges in 2014 resulting from lease exit costs associated with facilities we vacated in Massachusetts and New Jersey, severance costs and asset impairment charges. Aside from the Massachusetts facility item, these charges related to our acquisition of CircuLite.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
Research and development expenses	$30,386	$29,477	3%	$93,355	$88,981	5%
% of operating expenses, excluding changes in fair value of contingent consideration	55%	59%		57%	58%

The net increase of $0.9 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 resulted primarily from increases in clinical and regulatory expenses of $2.1 million, including outside costs associated with FDA warning letter remediation efforts, salaries and related costs associated with headcount growth of $0.5 million and infrastructure-related costs of $0.3 million. Overall research and development project expenses decreased by $1.7 million. All other expenses resulted in a net decrease of approximately $0.3 million.

The net increase of $4.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 resulted primarily from increases in salaries and related costs associated with headcount growth of $1.7 million, non-cash share-based compensation expense of $1.1 million, infrastructure-related costs of $1.9 million and restructuring costs of $1.2 million. All other expenses resulted in a decrease of $1.5 million and were primarily due to lower research and development project costs. The restructuring charges associated with the CircuLite acquisition were approximately $2.2 million and $1.1 million in the nine months ended September 30, 2015 and 2014, respectively. The charges recorded in 2015 included fixed asset impairment, contract termination fees and severance costs in connection with our decision to cease activities at our facility in Aachen, Germany. The charges recorded in 2014 included contract termination fees and severance costs.

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

In the three months ended September 30, 2015, we recorded a $2.4 million adjustment for the increase in the estimated fair value of the contingent consideration since June 30, 2015. In the nine months ended September 30, 2015, we recorded a $6.7 million adjustment for the increase in the estimated fair value of the contingent consideration since December 31, 2014. The change in the fair value of the contingent consideration in the three and nine months ended September 30, 2015 was due to accretion of the liability due to the passage of time.

In the three months ended September 30, 2014, we recorded a $3.6 million adjustment for the decrease in the estimated fair value of the contingent consideration since June 30, 2014. The decrease in the estimated fair value of the contingent consideration was primarily due to a $6.1 million reduction due to the likelihood of not achieving the performance milestone conditions related to the re-launch of the acquired form of the SYNERGY Surgical System following its loss of CE marking in the European Union in March 2014. In addition, we have discontinued development of the SYNERGY micropump and have focused our efforts on a version of our MVAD pump for our partial-assist program. The $6.1 million reduction in fair value was partially offset by an increase of $2.5 million due to accretion of the liability due to the passage of time.

In the nine months ended September 30, 2014, we recorded a $14.2 million adjustment for the decrease in the estimated fair value of the contingent consideration. The decrease in the estimated fair value of the contingent consideration was primarily due to a $22.7 million reduction due to the likelihood of not achieving the performance milestone conditions related to the re-launch of the acquired form of the SYNERGY Surgical System as noted above. The $22.7 million reduction in fair value was partially offset by an increase of $8.5 million due to accretion of the liability due to the passage of time.

Determining the estimated fair value of the contingent consideration requires significant management judgment or estimation. The estimated fair value is calculated using the income approach, with significant inputs that include various development timelines, revenue assumptions, discount rates and applying a probability to each outcome. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement. During the fourth quarter of 2015 we will evaluate internal timelines and development plans for the SYNERGY System. Our evaluation will take into consideration, among other things, progress with respect to underlying MVAD pump technology and resources dedicated to SYNERGY System development. This evaluation may have an impact on overall development timelines and/or cash flows of the SYNERGY System, the effect of which may result in an adjustment to estimated fair value.

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

In the three months ended September 30, 2015, our net foreign exchange loss totaled approximately $0.4 million, primarily due to a modest rebound in the U.S. dollar. This compared to a net foreign exchange loss of approximately $3.3 million in the same period of 2014. In the nine months ended September 30, 2015, our net foreign exchange loss totaled approximately $3.4 million, primarily due to a significant weakening of the Euro during the first quarter of 2015. This loss compared to net foreign exchange losses of approximately $3.1 million in the same period of 2014. In 2015 and 2014, the majority of our realized and unrealized foreign exchange gains and losses resulted from the settlement of certain balance sheet accounts, primarily accounts receivable that were denominated in foreign currencies, and the remeasurement to U.S. dollars at period end of certain balance sheet accounts, denominated in foreign currencies, primarily the Euro. We expect to continue to realize foreign exchange gains and losses for the foreseeable future as a significant portion of our sales is denominated in foreign currencies. We do not currently utilize foreign currency contracts to manage foreign exchange risks.

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

In the three months ended September 30, 2015, interest expense was approximately $3.6 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the stated coupon rates and $2.3 million of non-cash amortization of the discount and deferred financing costs. In the three months ended September 30, 2014, interest expense was approximately $3.3 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes at the stated coupon rate and $2.0 million of non-cash amortization of the discount and deferred financing costs.

In the nine months ended September 30, 2015, interest expense was approximately $10.6 million, which included $3.8 million of interest incurred on the principal amount of the convertible notes at the stated coupon rates and $6.8 million of non-cash amortization of the discount and deferred financing costs. In the nine months ended September 30, 2014, interest expense was approximately $9.8 million, which included $3.8 million of interest incurred on the principal amount of the convertible notes at the stated coupon rate and $6.0 million of non-cash amortization of the discount and deferred financing costs.

Investment Income, net

Investment income is primarily derived from investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our investments is also included in investment income, net. Investment income, net was approximately $0.2 million and $0.4 million, respectively, in the three and nine months ended September 30, 2015, compared to $0.1 million and $0.5 million, respectively, in the same periods in the prior year. We continue to experience low interest rates on our deposits and available-for-sale investments.

Income Taxes

We are subject to taxation in the United States and jurisdictions outside of the United States. These jurisdictions have different marginal tax rates. Foreign earnings are considered to be permanently reinvested in operations outside the U.S. and therefore we have not provided for U.S. income taxes on these unrepatriated foreign earnings. We have incurred significant U.S. losses since inception, however, changes in issued capital and share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and therefore a 100% valuation allowance has been recorded against our net deferred tax assets. For the three and nine months ended September 30, 2015, our tax provision includes estimated foreign taxes in jurisdictions where wholly-owned subsidiaries may be subject to current taxes.

Liquidity and Capital Resources

As of September 30, 2015, our cash and cash equivalents combined with short term available-for-sale investments were approximately $248.3 million as compared to $178.5 million at December 31, 2014.

Following is a summary of our cash flow activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$887	$(15,046)
Net cash provided by (used in) investing activities	3,047	(36,860)
Net cash provided by financing activities	75,540	837
Effect of exchange rate changes on cash and cash equivalents	2,462	1,837

Net increase (decrease) in cash and cash equivalents	$81,936	$(49,232)

Cash Provided By (Used in) Operating Activities

For the nine months ended September 30, 2015, cash used in operating activities included a net loss of approximately $71.9 million, adjustments for non-cash items totaling $57.4 million and cash from changes in working capital of $15.3 million. The net loss was driven by normal operating activities including the sale of the HVAD System in the United States and abroad, the loss on extinguishment of long-term debt, planned field actions, a charge for the increase in the fair value of contingent consideration, interest expense and foreign exchanges losses. Adjustments for non-cash items primarily consisted of $18.8 million of share-based compensation, $6.6 million of depreciation and amortization on long-lived assets,

$6.4 million of amortization of the discount on our convertible notes, $6.7 million for the increase in the fair value of contingent consideration related to the CircuLite acquisition and $1.1 million for the impairment of fixed assets. The increase in cash from changes in working capital included $8.9 million for the decrease in accrued liabilities, $4.5 million for the decrease in inventory, $1.9 million for the decrease in accounts receivable and $1.6 million for the decrease in accrued interest on convertible notes. These amounts were partially offset by increases in accounts payable and prepaid expenses totaling $1.6 million.

For the nine months ended September 30, 2014, cash used in operating activities consisted of net loss of $18.5 million, adjustments for non-cash items of $17.7 million and cash used in working capital of $14.3 million. Adjustments for non-cash items primarily consisted of $17.3 million of share-based compensation, $6.2 million of depreciation and amortization of long-lived assets, $5.7 million for the amortization of the discount on our convertible notes, $1.0 million loss on an equity investment and $0.6 million for the impairment of fixed assets, which were partially offset by an adjustment of $14.2 million from the decrease in fair value of contingent consideration. The decrease in cash from changes in working capital included $10.4 million in increased trade accounts receivable, $13.1 million for the purchase and manufacture of inventories and $2.3 million for the payment of trade accounts payable. These amounts were partially offset by a decrease in prepaid expenses and other assets of $2.4 million and an increase in accrued liabilities of $7.1 million.

Cash Provided By (Used in) Investing Activities

In the nine months ended September 30, 2015, net cash provided by investing activities included maturities of available-for-sale securities (net of purchases) aggregating $11.5 million. This amount was partially offset by cash usages of $2.1 million to acquire property, plant and equipment, $1.7 million for intellectual property as well as a $5 million investment in Valtech in the form of a convertible promissory note (the “2015 Note”). Pursuant to the terms of the 2015 Note, principal and interest at a rate equal to 6% per annum is due and payable at maturity. Maturity occurs at the earlier of two years or the occurrence of certain events defined in the 2015 Note, including an event of default or a change in control. Principal and interest on the 2015 Note are repayable, at the option of the issuer, in cash or shares of the most recently issued series of preferred stock or a comparable newly issued series of preferred stock.

In the nine months ended September 30, 2014, net cash used in investing activities included $29.7 million for the purchase (net of maturities) of available-for-sale securities, $6.0 million to acquire property, plant and equipment and $1.2 million for intellectual property.

Cash Provided by Financing Activities

In the nine months ended September 30, 2015, cash provided by financing activities was primarily the result of the net cash proceeds from the issuance of our 1.75%, 2021 Notes. In May 2015, we issued our 1.75%, 2021 Notes with an aggregate principal amount of $202.4 million in exchange for a portion of our outstanding 3.5%, 2017 Notes with an aggregate principal amount $101.3 million and net cash proceeds of approximately $75.5 million, after paying offering costs. Interest on the 2021 Notes is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The 2021 Notes will mature on December 15, 2021, unless earlier repurchased by the Company or converted.

The exercise of stock options in the nine months ended September 30, 2015 and 2014 resulted in cash proceeds of approximately $0.1 million and $0.8 million, respectively.

Operating Capital and Capital Expenditure Requirements

We have incurred operating losses to date and anticipate that we will continue to consume cash and incur substantial net losses as we expand our sales and marketing capabilities, develop new products and seek regulatory approvals for expanded indications of the HVAD System in the United States. For the remainder of 2015, cash on hand is expected to be used primarily to fund our ongoing operations, including:

•	expanding our sales and marketing capabilities on a global basis;

•	growing market penetration particularly in the United States;

•	continued product development, including refinement of the MVAD pump and Pal controller;

•	preclinical and clinical costs relating to the MVAD pump, and clinical trials related to expanded indications of the HVAD System;

•	development of the SYNERGY System, including the next generation endovascular system;

•	regulatory and other compliance functions, including activities to enhance our quality systems in response to the warning letter we received from the FDA in June 2014;

•	expand work in process and finished goods inventory to support ongoing operations;

•	planned investments in infrastructure to support our growth;

•	transaction and integrations costs related to proposed acquisition of Valtech;

•	acquisition of and investment in third party technologies; and

•	general working capital.

Interest on our convertible notes is payable semi-annually in arrears on June 15 and December 15 of each year. To date, all interest payments have been paid on a timely basis. Based on the outstanding principal amount of our convertible notes at September 30, 2015, the semi-annual interest payment due on December 15, 2015 will be approximately $2.8 million. This amount is expected to be paid from cash on hand.

We believe cash on hand and investment balances as of September 30, 2015 are sufficient to support our planned operations for at least the next twelve months, including the acquisition of Valtech. At September 30, 2015, approximately $9.9 million of our cash on hand was held in foreign locations, including Australia, Germany and the United Kingdom. To date, the Company has not had unremitted foreign earnings and has not incurred U.S. federal and state income taxes related to repatriated earnings. As our operations in our foreign subsidiaries grow, we may generate foreign earnings. Any repatriation of those earnings to the United States would likely result in us incurring federal and state income taxes. We currently plan to permanently reinvest any earnings of our foreign subsidiaries.

Because of the numerous risks and uncertainties associated with the development of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to maintain regulatory approvals, fund commercial expansion, and develop and obtain regulatory approvals for new products. Our future capital requirements will depend on many factors, including but not limited to the following:

•	implementation of systemic improvements necessary to satisfactorily address the observations cited in the June 2, 2014 warning letter we received from the FDA;

•	closing of the Valtech acquisition

•	commercial acceptance of our products;

•	reimbursement of our products by governmental agencies and third-party payers;

•	costs to manufacture and ensure regulatory compliance of our products;

•	expenses required to operate multiple clinical trials;

•	further product research and development for next generation products and expanding indications for our products as well as efforts to sustain and implement incremental improvements to existing products;

•	expanding our sales and marketing capabilities on a global basis;

•	broadening our infrastructure in order to meet the needs of our growing operations, including regulatory compliance;

•	expenses related to funding and integrating strategic investments, acquisitions and collaborative arrangements;

•	payment of the 2.3% excise tax on gross revenue from the sale of our medical devices in the United States imposed by the Patient Protection and Affordable Care Act;

•	payment of our convertible notes on maturity if not converted or repurchased; and

•	complying with the requirements related to being a public company in the United States.

Contractual Obligations

        On September 1, 2015 we entered into a BCA with Valtech, an early-stage, privately-held company headquartered in Or Yehuda, Israel specializing in the development of devices for mitral and tricuspid valve repair and replacement, pursuant to which HeartWare and Valtech will both become subsidiaries of a new holding company, HW Global, Inc, (“Holdco”). HeartWare stockholders would receive one share of Holdco common stock for each share of HeartWare common stock and Valtech shareholders would receive 5.2 million shares of Holdco common stock, 700,000 shares of Holdco common stock upon achievement of certain milestones, warrants to purchase 850,000 shares of Holdco common stock which are exercisable upon attainment of $75 million of net sales (trailing 12 months) of Valtech products and an earn-out payment of $375 million (payable in cash or stock at the discretion of Holdco), upon attainment of $450 million of net sales (trailing 12 months) of Valtech products. The respective boards of HeartWare and Valtech have approved the agreement. Completion of the transaction is subject to customary closing conditions, including approval of HeartWare and Valtech stockholders and regulatory approvals. The closing of the transaction is expected in late 2015 or early 2016.

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

In May 2015, we issued $202.4 million principal amount of 1.75% convertible senior notes due December 15, 2021 (the “2021 Notes”), unless earlier repurchased, redeemed or converted. This included $118.2 million of 2021 Notes that were issued in exchange for $101.3 million aggregate principal amount of our 3.5% convertible senior notes due December 15, 2017 (the “2017 Notes”). Subsequent to the exchange, the outstanding balance of 2017 Notes is $42.5 million, which is due December 15, 2017, unless the 2017 Notes are earlier repurchased or converted. Interest on the 2021 Notes and 2017 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. Based on the outstanding principal amounts of our 2021 Notes and 2017 Notes at September 30, 2015, annual interest payments will be approximately $5.0 million.

Except as disclosed above, in the nine months ended September 30, 2015, there were no material changes outside the ordinary course of business to our contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015.

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

Our convertible notes do not bear interest rate risk as the notes were issued with a fixed interest rate of 3.5% and 1.75% per annum.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this report you should carefully consider the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 2, 2015 and the risk factors described in the Registration Statement on Form S-4 filed by HW Global, Inc. as of October 15, 2015 included in Exhibit 99.1 hereto.

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

ITEM 6. EXHIBITS

2.1	Business Combination Agreement, dated as of September 1, 2015, by and among HeartWare International, Inc., Valtech Cardio, Ltd., HW Global, Inc., HW Merger Sub, Inc., Valor Merger Sub Ltd. and Valor Shareholder Representative, LLC. (4)

3.1	Certificate of Incorporation of HeartWare International, Inc. (1)

3.2	Amendment dated June 25, 2015, to Certificate of Incorporation of HeartWare International, Inc. (1)

3.3	Bylaws of HeartWare International, Inc. (1)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

99.1	Risk factors described in the Registration Statement on Form S-4 filed by HW Global, Inc as of October 15, 2015*

99.2	Form of Escrow Agreement, by and among U.S. Bank N.A., HW Global, Inc. and Valor Shareholder Representative, LLC. (4)

99.3	Form of Warrant between HW Global, Inc. and holders of shares and other equity interests of Valtech Cardio, Ltd. (4)

99.4	Form of Interim Funding Convertible Promissory Note between HeartWare International, Inc. and Valtech Cardio, Ltd. (4)

99.5	Form of HeartWare Termination Note between HeartWare International, Inc. and Valtech Cardio, Ltd. (4)

99.6	Form of Shareholder Support Agreement, by and among HW Global, Inc., certain officers and directors and holders of shares and other equity interests of Valtech Cardio, Ltd. and Valor Shareholder Representative, LLC. (4)

99.7	Form of Stockholders Voting Agreement, by and among HW Global, Inc. and certain officers and directors and holders of shares and other equity interests of Valtech Cardio, Ltd. (4)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2015, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.
(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2012.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2015.
(4)	Incorporated by reference to the relevant exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2015.
*	Filed herewith
**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.

Date: November 2, 2015	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2015	/s/ Peter F. McAree
Peter F. McAree
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk factors described in the Registration Statement on Form S-4 filed by HW Global, Inc as of October 15, 2015*

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2015, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.