Form 10-K/A
period 2014-12-31
HeartWare International, Inc.
filed 2015-11-25
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

HeartWare International, Inc. (“HeartWare,” “we,” “us” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended December 31, 2014, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2015 (the “Original Form 10-K”), to correct a typographical error in a fiscal year date contained in Item 9A. under the section captioned “Management’s Annual Report on Internal Control over Financial Reporting.” There are no changes to the disclosures in the Original Form 10-K, except that this Form 10-K/A amends and restates, in its entirety, such section. This Form 10-K/A does not reflect any events that occurred after the date of our Original Form 10-K. Accordingly, there are no modifications or updates to our previously reported disclosures as presented in the Original Form 10-K.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on our internal control over financial reporting, which is included in Item 8 of the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HeartWare International, Inc.

Date: November 25, 2015	By	/s/ Douglas Godshall
	Name:	Douglas Godshall
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Godshall Douglas Godshall	President, Chief Executive Officer and Director (Principal Executive Officer)	November 25, 2015

/s/ Peter McAree Peter McAree	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 25, 2015

/s/ C. Raymond Larkin, Jr. C. Raymond Larkin, Jr.	Chairman and Director	November 25, 2015

/s/ Timothy Barberich Timothy Barberich	Director	November 25, 2015

/s/ Cynthia Feldmann Cynthia Feldmann	Director	November 25, 2015

/s/ Seth Harrison Seth Harrison	Director	November 25, 2015

/s/ Robert Stockman Robert Stockman	Director	November 25, 2015

/s/ Robert Thomas Robert Thomas	Director	November 25, 2015

/s/ Denis Wade Denis Wade	Director	November 25, 2015

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

5