Form 10-Q
period 2016-06-30
HeartWare International, Inc.
filed 2016-07-28
CIK 1389072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 25, 2016
Common Stock, $0.001 Par Value Per Share	17,561,508

References

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “HeartWare,” “the Company,” “HeartWare Group,” “we,” “us” and “our” refer to HeartWare International, Inc. and its consolidated direct and indirect subsidiaries.

Currency

Unless indicated otherwise in this Quarterly Report on Form 10-Q, all references to “$,” “U.S. $” or “dollars” refer to United States dollars, the lawful currency of the United States of America. References to “AU$” refer to Australian dollars, the lawful currency of the Commonwealth of Australia. References to “€” or “Euros” means Euros, the single currency of Participating Member States of the European Union. References to “£” or “British Pounds” refer to British pound sterling, the lawful currency of the United Kingdom.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation:

•	our ability to maintain continuous business operations in troubled regions of the world, including regions in the Middle East and particularly in Turkey, where the government experienced a recent coup attempt, the effects of which cannot be determined at this time;

•	our ability to manage unknown impact of “Brexit” referendum, whereupon Britain voted to leave the European Economic Community (EU);

•	our ability to implement systemic improvements necessary to satisfactorily address the observations cited in the June 2, 2014 warning letter we received from the United States Food and Drug Administration (“FDA”);

•	our expectations with respect to submissions to and approvals from regulatory bodies, such as the FDA;

•	our ability to operate our business in compliance with regulatory requirements and to implement appropriate corrective and preventive actions;

•	our expectations with respect to our clinical trials, including enrollment in, completion of, or outcomes of our clinical trials as well as approval of new clinical trials and continued access or supplemental protocols with respect to our existing clinical trials;

•	our expectations with respect to the integrity or capabilities of our intellectual property position;

•	our ability and plans to commercialize our existing products;

•	our ability and plans to develop and commercialize new products and the expected features, functionalities and benefits of these products;

•	our ability to successfully compete against our competitors, especially as they increase in size and leverage, including our ability to respond to bundled product offerings and competitive pricing strategies;

•	our ability to successfully complete strategic transactions with third parties, including Medtronic’s planned acquisition of HeartWare;

•	our estimates regarding our capital requirements and financial performance, including earnings fluctuation and cash availability; and

•	our ability to manage the costs and achieve the benefits of our strategic initiatives, including acquired companies and technologies.

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

On June 27, 2016, HeartWare agreed to be acquired by Medtronic, Inc. (“Medtronic”), a Minnesota corporation, subject to the satisfaction of certain conditions. Factors related to the acquisition which could cause actual results to differ from those projected or contemplated in any such forward-looking statements include, but are not limited to, the following factors: (1) the risk that the conditions to the closing of the transaction are not satisfied, including the risk that Medtronic may not receive a sufficient number of shares tendered from HeartWare stockholders to complete the tender offer; (2) potential litigation relating to the transaction; (3) uncertainties as to the timing of the consummation of the transaction and the ability of each of HeartWare and Medtronic to consummate the transaction; (4) risks that the proposed transaction disrupts the current plans and operations of HeartWare or Medtronic; (5) the ability of HeartWare to retain and hire key personnel; (6) competitive responses to the proposed transaction; (7) costs, charges or expenses resulting from or incurred in connection with the transaction; (8) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction; and (9) legislative, regulatory and economic developments.

Additional Information about the Transaction and Where to Find It

The tender offer by Medtronic for the outstanding shares of HeartWare commenced on July 26, 2016. Certain information related to the pending transaction included in this report is for informational purposes only and shall not constitute an offer to purchase nor a solicitation of an offer to sell any securities of HeartWare. The offer is being made pursuant to a tender offer statement on Schedule TO, which contains an offer to purchase, form of letter of transmittal and other documents relating to the tender offer (collectively, the “Tender Offer Materials”), each filed with the U.S. Securities and Exchange Commission (the “SEC”) by Medtronic plc, Medtronic, Inc. and Medtronic Acquisition Corp. on July 26, 2016. On the same date, HeartWare filed with the SEC a solicitation/recommendation statement on Schedule 14D-9 with respect to the tender offer. The Tender Offer Materials, as well as the Schedule 14D-9, were also mailed to HeartWare stockholders. HeartWare’s stockholders are advised to read these documents and any other documents relating to the tender offer that will be filed with the SEC carefully and in their entirety because they contain important information. HeartWare’s stockholders may obtain copies of these documents for no charge at the SEC’s website at www.sec.gov or by contacting HeartWare’s investor relations department at HeartWare International, Inc., 500 Old Connecticut Path, Framingham, MA 01701, Attention: Investor Relations.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,241	$175,047
Short-term investments	55,981	68,531
Accounts receivable, net	38,698	35,570
Inventories	37,864	39,947
Prepaid expenses and other current assets	5,407	2,868

Total current assets	267,191	321,963
Property, plant and equipment, net	14,535	15,098
Goodwill	61,253	61,233
In-process research and development	10,800	10,800
Other intangible assets, net	12,812	13,045
Long-term investment	49,428	17,620
Other assets	13,353	13,844

Total assets	$429,372	$453,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,501	$15,249
Other accrued liabilities	35,025	45,889

Total current liabilities	50,526	61,138
Convertible senior notes, net	192,107	187,089
Contingent liabilities – See Note 4	13,510	12,330
Other long-term liabilities	3,937	4,554
Commitments and contingencies – See Notes 12 and 13
Stockholders’ equity:
Preferred stock – $.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock – $.001 par value; 50,000 shares authorized; 17,552 and 17,405 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	18	17
Additional paid-in capital	626,814	618,219
Accumulated deficit	(449,842)	(421,499)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(7,671)	(8,085)
Unrealized loss on investments	(27)	(160)

Total accumulated other comprehensive loss	(7,698)	(8,245)
Total stockholders’ equity	169,292	188,492

Total liabilities and stockholders’ equity	$429,372	$453,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue, net	$68,720	$73,569	$123,794	$143,590
Cost of revenue	23,826	25,228	46,848	47,268

Gross profit	44,894	48,341	76,946	96,322
Operating expenses:
Selling, general and administrative	22,780	22,247	44,254	44,176
Research and development	27,878	31,702	53,099	62,969
Change in fair value of contingent consideration	600	2,240	1,180	4,340

Total operating expenses	51,258	56,189	98,533	111,485
Loss from operations	(6,364)	(7,848)	(21,587)	(15,163)
Other income (expense):
Foreign exchange gain (loss)	(1,418)	757	(498)	(2,941)
Interest expense	(3,793)	(3,543)	(7,533)	(6,980)
Investment income, net	890	135	1,615	281
Loss on extinguishment of long-term debt	—	(16,588)	—	(16,588)
Other, net	—	—	5	—

Loss before income taxes	(10,685)	(27,087)	(27,998)	(41,391)
Provision for income taxes	198	306	345	537

Net loss	$(10,883)	$(27,393)	$(28,343)	$(41,928)

Net loss per common share:
Basic	$(0.62)	$(1.59)	$(1.62)	$(2.43)

Diluted	$(0.62)	$(1.59)	$(1.62)	$(2.43)

Weighted average shares outstanding:
Basic	17,543	17,269	17,503	17,232

Diluted	17,543	17,269	17,503	17,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(10,883)	$(27,393)	$(28,343)	$(41,928)
Other comprehensive income (loss)
Foreign currency translation adjustments	391	(247)	414	(407)
Unrealized (loss) gain on investments	9	(12)	133	108

Comprehensive loss	$(10,483)	$(27,652)	$(27,796)	$(42,227)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except per share data)

	Common Shares, $0.001 Par Value Per Share		Additional Paid-In		Accumulated Other Comprehensive
	Shares			Accumulated
	Issued	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2015	17,405	$17	$618,219	$(421,499)	$(8,245)	$188,492
Issuance of common stock pursuant to share-based awards	147	1	—	—	—	1
Share-based compensation	—	—	8,595	—	—	8,595
Net loss	—	—	—	(28,343)	—	(28,343)
Other comprehensive loss	—	—	—	—	547	547

Balance, June 30, 2016	17,552	18	626,814	(449,842)	(7,698)	169,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,343)	$(41,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	3,206	3,377
Amortization of intangible assets	929	1,020
Impairment of fixed assets	—	1,118
Share-based compensation expense	8,595	12,722
Amortization of premium on investments	420	579
Amortization of discount on convertible senior notes	4,692	4,193
Amortization of deferred financing costs	327	242
Change in fair value of contingent consideration	1,180	4,340
Loss on extinguishment of long-term debt	—	16,588
Other	89	2
Change in operating assets and liabilities:
Accounts receivable	(3,147)	1,199
Inventories	2,332	1,516
Prepaid expenses and other current assets	(2,526)	(433)
Other non-current assets	(1,084)	—
Accounts payable	241	(2,400)
Accrued interest on convertible senior notes	—	324
Other accrued liabilities	(11,681)	(4,882)
Other long-term liabilities	(617)	(78)

Net cash used in operating activities	(25,387)	(2,501)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(28,132)	(16,225)
Maturities of investments	41,375	21,715
Additions to property, plant and equipment, net	(2,353)	(2,136)
Additions to patents	(696)	(806)
Investment in unconsolidated investee	(31,000)	—
Cash received from security deposits	178	294

Net cash (used in) provided by investing activities	(20,628)	2,842
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	—	79,901
Payment of convertible debt issuance costs	—	(4,261)
Repayment of convertible debt	—	(12)
Proceeds from exercise of stock options	—	31

Net cash provided by financing activities	—	75,659
Effect of exchange rate changes on cash and cash equivalents	209	2,276

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,806)	78,276
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	175,047	102,946

CASH AND CASH EQUIVALENTS — END OF PERIOD	$129,241	$181,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for HeartWare International, Inc. (“we,” “our,” “us,” “HeartWare,” the “HeartWare Group” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016 and cash flows for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2016.

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

Pending Transaction

On June 27, 2016, Medtronic, Inc. (“Medtronic”), a Minnesota corporation, Medtronic Acquisition Corp. (“Purchaser”), a Delaware corporation and a wholly-owned subsidiary of Medtronic, and HeartWare entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Medtronic would acquire HeartWare. A copy of the Merger Agreement was filed as Exhibit 2.1 to HeartWare’s Current Report on Form 8-K, which was filed with the SEC on June 27, 2016. Pursuant to the Merger Agreement, on July 26, 2016, Medtronic and Purchaser commenced a tender offer to purchase all of the outstanding shares of HeartWare common stock at a price of $58.00 per share (the “Offer Price”), paid to the holder in cash, without interest upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 26, 2016 and in the related Letter of Transmittal (the “Offer”).

The Merger Agreement provides that, among other matters, as soon as practicable after the acquisition of shares of common stock pursuant to the Offer, and the satisfaction or waiver of certain conditions in the Merger Agreement, Purchaser will merge with and into HeartWare with HeartWare surviving as a wholly owned subsidiary of Parent pursuant to Delaware General Corporation Law (“DGCL”) Section 251(h) (the “Merger”). Because the Merger will be governed by Section 251(h) of the DGCL, no stockholder vote will be required to consummate the Merger. HeartWare does not expect there to be a significant period of time between the consummation of the Offer and the consummation of the Merger. At the effective time of the Merger (the “Effective Time”), each share of HeartWare common stock issued and outstanding immediately prior to the Effective Time (other than Shares (i) owned by the Company as treasury stock, (ii) owned by Parent or Purchaser, or (iii) held by a holder who is entitled to demand and properly demands appraisal for such shares of common stock in accordance with Section 262 of the DGCL shall, by virtue of the Merger and without any action on the part of the holder thereof, be automatically cancelled and converted into the right to receive an amount in cash, payable to the holder thereon, without any interest thereon, equal to the Offer Price (the “Merger Consideration”), on the terms and conditions set forth in the Merger Agreement. The Offer is described in a Tender Offer Statement on Schedule TO filed by Medtronic and Purchaser with the SEC on July 26, 2016. Also on July 26, 2016, HeartWare filed a Schedule 14D-9 containing, among other things, the HeartWare board’s recommendation that all holders of HeartWare common stock accept the Offer, tender their shares of common stock pursuant to the Offer and, if required by applicable law, adopt the Merger Agreement and approve the Merger related to the Offer. Investors and security holders are urged to carefully read these documents and the other documents relating to the transactions contemplated by the Merger Agreement when they become available because these documents will contain important information relating to the Offer and related transactions. HeartWare’s stockholders are advised to read these documents and any other documents relating to the tender offer that will be filed with the SEC carefully and in their entirety because they contain important information. HeartWare’s stockholders may obtain copies of these documents for no charge at the SEC’s website at www.sec.gov or by contacting HeartWare’s investor relations department at HeartWare International, Inc., 500 Old Connecticut Path, Framingham, MA 01701, Attention: Investor Relations.

At the Effective Time, (i) each outstanding and unexercised option granted under an equity plan of the Company (whether vested or unvested) will be automatically cancelled and the option holder will be entitled to receive a cash payment from the Company in an amount equal to the product of the excess, if any, of the Merger Consideration over the exercise price of each such option and the number of unexercised shares subject to such option immediately prior to the Effective Time, less any required withholding of taxes and (ii) each outstanding restricted stock unit granted under an equity plan of the Company will be automatically cancelled, and the holder of the restricted stock unit will be entitled to receive a cash payment in an amount equal to the product of the Merger Consideration and the number of shares underlying such restricted stock unit as of immediately prior to the Effective Time (assuming achievement of all performance milestones in the case of restricted stock units that are subject to performance-based vesting), less any required withholding of taxes.

The Offer is not subject to a financing condition. The Offer is conditioned upon, among other things, (a) there being validly tendered pursuant to the Offer and not properly withdrawn prior to the Expiration Date a number of shares of HeartWare common stock that when added to the shares already owned by Medtronic, Purchaser or any wholly owned subsidiaries of their ultimate parent constitutes a majority of the then outstanding shares of HeartWare common stock (the “Minimum Condition”), and (b) approvals under applicable antitrust laws in Austria, Germany and Spain being obtained. The Offer was also conditioned on the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, having expired or been terminated. The applicable waiting period expired on July 25, 2016. The “Expiration Date” means the end of the day, immediately after 11:59 p.m. Eastern time on August 22, 2016, which is the date that is 20 business days following the commencement of the Offer, unless the Offer is extended in accordance with the terms of the Merger Agreement.

The Merger Agreement includes customary representations, warranties and covenants of HeartWare and Medtronic. HeartWare has agreed to operate its business and the business of its subsidiaries in the ordinary course of business consistent with past practices through the Effective Time. The Merger Agreement provides for the Company to pay a termination fee of approximately $27.5 million to Medtronic if HeartWare terminates the Merger Agreement under certain conditions defined in the Merger Agreement.

The summary of the Merger Agreement and the descriptions of the terms and conditions to the Offer contained in the Offer to Purchase do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement and the Offer.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Implemented Standards

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In June 2015, the FASB amended ASU 2015-03 with ASU 2015-15. The updated standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance was effective for periods beginning after December 15, 2015, and interim periods within those annual periods applied retrospectively. The Company adopted this guidance in the first quarter of 2016. Debt issuance costs associated with debt were $3.6 and $4.0 million as of June 30, 2016 and December 31, 2015, respectively.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures (collateralized debt obligations, collateralized loan obligations and mortgage-backed security transactions). This ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification by: i) placing more emphasis on risk of loss when determining a controlling financial interest; ii) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”); and iii) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. ASU No. 2015-02 was effective for us in periods beginning after December 15, 2015. The Company adopted this guidance in the first quarter of 2016 and it did not have an effect on our consolidated financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20 required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance in the first quarter of 2016 and it did not have an effect on our consolidated financial position, results of operations or cash flows.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the period ended March 31, 2016, management reassessed certain inventory policies based on recent trends, including sales, usage and forecasted usage of specific inventory items. As a result, we now expect that certain inventory could be held beyond one year. As of June 30, 2016, approximately $7.3 million of inventory was classified as non-current inventory and included within other assets on the accompanying consolidated balance sheet. To reflect the result of this change, for consistency we reclassified approximately $7.7 million of inventory as of December 31, 2015 from current assets to non-current and included within other assets on the consolidated balance sheet. Corresponding reclassifications have also been made to the Condensed Consolidated Statement of Cash Flows for the periods ended June 30, 2016 and 2015, to reflect the gross purchases and sales of these assets as a component of other non-current assets. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Condensed Consolidated Statement of Cash Flows, and had no effect on the previously reported Condensed Consolidated Statement of Operations for any period.

In the period ended June 30, 2016, management reassessed classification of our Valtech investment due to size of the investment. As of June 30, 2016, approximately $49.4 million of long-term investment and other assets was classified as long-term investment on the accompanying consolidated balance sheet. To reflect the result of this change, for consistency we reclassified approximately $17.6 million of long-term investment and other assets as of December 31, 2015 to long-term investment on the consolidated balance sheet. This change in classification does not affect reported, or previously reported, cash flows from operations or from financing activities in the Condensed Consolidated Statement of Cash Flows, and had no effect on the previously reported Condensed Consolidated Statement of Operations for any period.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2. Liquidity

We have funded our operations primarily through product revenue, the issuance of shares of our common stock and the issuance of convertible notes. At June 30, 2016, we had approximately $185.0 million of cash, cash equivalents and available-for-sale investments. Our cash, cash equivalents and available-for-sale investments are expected to be used primarily to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis, research and development (including clinical trials) of new and existing products, components and accessories; regulatory and other compliance functions; acquisition of, and investment in, third-party technologies; as well as for general working capital. We believe our cash, cash equivalents and available-for-sale investment balances are sufficient to support our planned operations for at least the next twelve months.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. We have incurred substantial losses from operations since our inception, and losses have continued through June 30, 2016. At June 30, 2016, we had an accumulated deficit of approximately $449.8 million.

Note 3. Balance Sheet Information

Accounts Receivable

Accounts receivable consists of amounts due from the sale of our HeartWare Ventricular Assist System (the “HVAD System”) to our customers, which include hospitals, health research institutions and medical device distributors. We grant credit to customers in the normal course of business, but generally do not require collateral or any other security to support credit sales. Our receivables are geographically dispersed, with a significant portion from customers located in Europe and other foreign countries. We had one customer with an accounts receivable balance representing approximately 23% and 17% of our total accounts receivable at June 30, 2016 and December 31, 2015, respectively. A portion of this account receivable was classified as long-term as of June 30, 2016 and December 31, 2015 in accordance with our payment terms with this customer.

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

The following table summarizes the change in our allowance for doubtful accounts for the six months ended June 30, 2016 and 2015:

	2016	2015
	(in thousands)
Beginning balance	$676	$671
Accrual/(Reversal) of expense	67	(41)
Charge-offs	—	—

Ending balance	$743	$630

As of June 30, 2016 and December 31, 2015, we recorded customer sales allowances of $73,000 and $81,000, respectively.

Inventories, net

Components of inventories are as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Raw material	$12,394	$17,940
Work-in-process	9,826	8,858
Finished goods	15,644	13,149

	$37,864	$39,947

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Finished goods inventories includes inventory held on consignment at customer sites of approximately $7.9 million at June 30, 2016 and $6.2 million at December 31, 2015. The increase in consignment inventory as of June 30, 2016 is due to pre-shipment of batteries to execute a field action announced in September 2015 (see Accrued Field Action Costs for more information). We review our inventory for excess or obsolete items and write-down obsolete or otherwise unmarketable inventory to its net realizable value.

Beginning in the period ending March 31, 2016 we reassessed certain inventory policies based on recent trends, including sales, usage and forecasted usage of specific inventory items. As a result, we expect that certain inventory to be held beyond one year. As of June 30, 2016, approximately $7.3 million of raw material inventory was classified as non-current inventory and included within other assets on the accompanying consolidated balance sheet. To reflect the result of this change, for consistency we reclassified approximately $7.7 million of raw material inventory as of December 31, 2015 from current assets to non-current and included within other assets on the consolidated balance sheet.

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2016	2015
		(in thousands)
Machinery and equipment	1.5 to 7 years	$22,575	$21,785
Leasehold improvements	3 to 10 years	8,923	8,891
Office equipment, furniture and fixtures	5 to 7 years	2,105	2,105
Purchased software	1 to 7 years	8,986	7,575

		42,589	40,356
Less: accumulated depreciation		(28,054)	(25,258)

		$14,535	$15,098

Long-Term Investment

Long-term investment consists of an investment in Valtech Cardio, Ltd.

As of June 30, 2016, we have invested approximately $49.4 million in Valtech Cardio, Ltd (“Valtech”), an early-stage, privately held company headquartered in Or Yehuda, Israel specializing in the development of devices for mitral and tricuspid valve repair and replacement. Our investment is carried in long-term investments and other assets and consists of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Preferred Stock	$10,495	$10,495
Convertible Promissory Notes Receivable, due July 10, 2017	8,320	7,125
Convertible Promissory Notes Receivable, due February 1, 2019	30,613	—

	$49,428	$17,620

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Our investment in Valtech was deemed to be realizable as of June 30, 2016. The fair value of this investment has not been estimated as of June 30, 2016 and December 31, 2015 as no impairment indicators were identified.

Other Assets

Other assets consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Long-term inventory	7,287	7,739
Long-term receivables	3,659	2,539
Security deposits	2,407	2,586
Other assets	—	980

	$13,353	$13,844

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Accrued payroll and other employee costs	$12,031	$14,068
Accrued field action	4,175	8,503
Accrued warranty	5,505	6,116
Accrued material purchases	967	4,107
Accrued professional fees	2,940	2,685
Accrued research and development costs	1,335	2,191
Accrued restructuring costs	1,329	1,955
Accrued VAT	1,286	1,238
Other accrued expenses	5,457	5,026

	$35,025	$45,889

Accrued payroll and other employee costs

Accrued payroll and other employee costs included estimated year-end employee bonuses of approximately $5.2 million and $8.0 million at June 30, 2016 and December 31, 2015, respectively.

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

The following table summarizes the change in our warranty liability for the six months ended June 30, 2016 and 2015:

	2016	2015
	(in thousands)
Beginning balance	$6,116	$4,685
Accrual for warranty expense	637	2,097
Warranty costs incurred during the period	(1,248)	(1,381)

Ending balance	$5,505	$5,401

Accrued Field Action Costs

The costs to repair or replace products associated with field actions and voluntary service campaigns are recorded when they are determined to be probable and reasonably estimable as a cost of revenue. Costs associated with field actions are not included in our warranty liability. The following table summarizes the change in field action liability for the six months ended June 30, 2016 and 2015:

	2016	2015
	(in thousands)
Beginning balance	$8,503	$1,888
Accrual for field action costs	3,339	470
Field action costs incurred during the period	(7,667)	(1,746)

Ending balance	$4,175	$612

In February 2015, we expanded a 2013 voluntary field safety corrective action, by initiating a voluntary medical device recall of certain older controllers distributed in the U.S. during the ADVANCE and ENDURANCE clinical trial periods. The action had been initiated in certain foreign markets around the end of 2014. The affected controllers exhibit a higher susceptibility to electrostatic discharge than newer, commercial controllers. This recall was ongoing as of June 30, 2016.

In September 2015, we announced planned field actions to replace certain older AC adapters in use outside the United States and older batteries with new, more reliably designed product improvements. We also announced plans to implement a controller software update intended to improve controller performance reliability. These actions began on January 7, 2016 following requisite regulatory approvals. Recall costs incurred during the six months ended June 30, 2016 were associated with these actions.

In March 2016, we announced a planned field action related to the anticipated replacement of certain controllers based upon the potential for the power or driveline connectors to become loose. During the six months ended June 30, 2016, the Company recorded a total charge of $3.3 million related to this planned field action. The Company’s estimated liability for replacements is based upon assumptions which it considers reasonable in light of known circumstances.

As further discussed in Note 13, on July 12, 2016 the Company adopted a voluntary controller replacement plan pursuant to which it will introduce a new and improved HVAD System controller to be implemented effective once the new controller attains applicable regulatory approvals. The program is expected to result in a controller replacement liability of approximately $24 million to $27 million for prospective replacement of HVAD controllers in the field beginning in the third or fourth quarter of 2016.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Accrued Restructuring Costs

The following table summarizes changes in our accrued restructuring costs for the six months ended June 30, 2016:

Facility Leases
(in thousands)
Beginning balance	$1,955
Restructuring charges	—
Payments	(358)
Adjustments to estimated obligations	(310)
Change in fair value	42

Ending balance	$1,329

The restructuring obligations reflected above resulted from the closure of CircuLite, Inc.’s former headquarters in Teaneck, New Jersey, which we ceased to occupy in 2014. The Teaneck operating lease runs through September 2020. The remaining obligation as of June 30, 2016 reflects recent events including entry into a sublease agreement for approximately 43% of the leased space, taking into consideration the applicable sublet terms, and a termination payment made to the landlord related to the recapture of approximately 57% by the landlord which became effective on July 15, 2016. The termination payment of approximately $0.9 million was accrued as of June 30, 2016 and included in selling, general and administrative expenses on our condensed consolidated statements of operations. This obligation was paid during July 2016. (see Note 4 for significant inputs in determining estimate).

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the six months ended June 30, 2016 and 2015.

The carrying amounts reported on our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term maturity of these instruments. Investments are considered available-for-sale as of June 30, 2016 and December 31, 2015 and are carried at fair value.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following tables represent the fair value of our financial assets and financial liabilities measured at fair value on a recurring basis and which level was used in the fair value hierarchy at the respective dates.

				Fair Value Measurements at the Reporting Date Using
	Carrying		Fair
	Value		Value	Level 1	Level 2	Level 3
	(in thousands)
As of June 30, 2016
Assets
Short-term investments	$55,981		$55,981	$—	$55,981	$—
Long-term investments	—		—	—	—	—
Liabilities
Convertible senior notes	192,107	(1)	240,732	—	240,732	—
Contingent consideration	13,510		13,510	—	—	13,510
Royalties	839		839	—	—	839
Lease exit costs	1,329		1,329	—	—	1,329

				Fair Value Measurements at the Reporting Date Using
	Carrying		Fair
	Value		Value	Level 1	Level 2	Level 3
	(in thousands)
As of December 31, 2015
Assets
Short-term investments	$68,531		$68,531	$—	$68,531	$—
Long-term investments	980		980	—	980	—
Liabilities
Convertible senior notes	187,089	(1)	200,351	—	200,351	—
Contingent consideration	12,330		12,330	—	—	12,330
Royalties	918		918	—	—	918
Lease exit costs	1,955		1,955	—	—	1,955

(1)	The carrying amount of our convertible senior notes is net of unamortized discount and deferred financing costs. See Note 7 (Debt) for more information.

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

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the six months ended June 30, 2016:

Contingent Consideration
(in thousands)
Beginning balance	$12,330
Payments	—
Change in fair value	1,180

Ending balance	$13,510

The change in the fair value of the contingent consideration in the six months ended June 30, 2016 resulting from accretion of the liability due to the effect of the passage of time on the fair value measurement. Adjustments associated with the change in fair value of contingent consideration are presented on a separate line item on our condensed consolidated statements of operations. Potential valuation adjustments will be made in future accounting periods as additional information becomes available, including, among other items, progress toward developing the CircuLite System, as well as revenue and milestone targets as compared to our current projections, with the impact of these adjustments being recorded in our condensed consolidated statements of operations.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the royalties for the six months ended June 30, 2016:

Royalties
(in thousands)
Beginning balance	$918
Payments	(110)
Change in fair value	31

Ending balance	$839

The expense associated with the change in fair value of the royalty payment obligations is included in research and development expenses on our condensed consolidated statements of operations.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the lease exit costs for the six months ended June 30, 2016:

Lease Exit Costs
(in thousands)
Beginning balance	$1,955
Adjustments	(310)
Payments	(358)
Change in fair value	42

Ending balance	$1,329

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The restructuring obligations reflected above resulted from the closure of CircuLite’s former headquarters in Teaneck, New Jersey, which we ceased to occupy in 2014. The Teaneck operating lease runs through September 2020. The remaining obligation as of June 30, 2016 reflects recent events including entry into a sublease agreement for approximately 43% of the leased space, taking into consideration the applicable sublet terms, and a termination payment made to the landlord related to the recapture of approximately 57% by the landlord which became effective on July 15, 2016. The termination payment of approximately $0.9 million was accrued as of June 30, 2016 and included in selling, general and administrative expenses on our condensed consolidated statements of operations. This obligation was paid during July 2016.

Potential valuation adjustments will be made in future accounting periods as additional information becomes available,, with the impact of these adjustments being recorded in our condensed consolidated statements of operations.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2016:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	Probability-weighted income approach	Milestone dates	2020 to 2023
		Discount rate	17.0% to 24.0%
		Probability of occurrence	50%
Royalties	Discounted cash flow	Discount rate	4.8% to 7.8%
Lease exit costs	Discounted cash flow	Sublease start date	October 1, 2016
		Sublease rate	$31.00/square foot
		Discount rate	3.5%

Assets That Are Measured at Fair Value on a Nonrecurring Basis

Non-marketable equity investments and non-financial assets such as intangible assets, goodwill and property, plant, and equipment, are evaluated for impairment annually or when indicators of impairment exist and are measured at fair value only if an impairment charge is recorded. In the six months ended June 30, 2016 and 2015, we recorded impairment charges of zero and $1.1, respectively, million related to certain property, plant, and equipment. See Note 3 for more information. Non-financial assets such as identified intangible assets acquired in connection with our acquisitions are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation.

Note 5. Investments

We have cash investment policies that limit investments to investment-grade-rated securities. At June 30, 2016 and December 31, 2015, all of our investments were classified as available-for-sale and carried at fair value. At June 30, 2016 and December 31, 2015, our short-term and long-term investments had maturity dates of less than twenty-four months.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The amortized cost and fair value of our investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value
	(in thousands)
At June 30, 2016
Short-term investments:
Corporate debt	$30,963	$11	$(45)	$30,929
U.S. government agency debt	15,000	7	—	15,007
Certificates of deposit	10,045	—	—	10,045

Total short-term investments	$56,008	$18	$(45)	$55,981

Long-term investments:
Certificates of deposit	$—	$—	$—	$—

Total long-term investments	$—	$—	$—	$—

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value
	(in thousands)
At December 31, 2015
Short-term investments:
Corporate debt	$32,666	$—	$(100)	$32,566
U.S. government agency debt	25,000	—	(60)	24,940
Certificates of deposit	11,025	—	—	11,025

Total short-term investments	$68,691	$—	$(160)	$68,531

Long-term investments:
Certificates of deposit	$980	$—	$—	$980

Total long-term investments	$980	$—	$—	$980

For the six months ended June 30, 2016 and 2015, we did not have any realized gains or losses on our investments. At June 30, 2016 and December 31, 2015, the number of available-for-sale investments that had been in a continuous loss position for more than twelve months was five and thirteen, respectively. As of June 30, 2016, a total of four individual securities had been in an unrealized loss position for twelve months or less and the losses were determined to be temporary. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security has been less than its amortized cost, the financial condition of the issuer, the time to maturity of the investment and our intent to sell the security prior to maturity where we would not be able to recover its amortized cost basis.

Note 6. Goodwill, In-Process Research and Development and Other Intangible Assets, Net

Goodwill

The carrying amount of goodwill and the change in the balance for the six months ended June 30, 2016 and 2015 is as follows:

	2016	2015
	(in thousands)
Beginning balance	$61,233	$61,390
Additions	—	—
Impairment	—	—
Foreign currency translation impact	20	(136)

Ending balance	$61,253	$61,254

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In-Process Research and Development

The carrying value of our in-process research and development assets, which relate to the development and potential commercialization of certain acquired technologies, consisted of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(in thousands)
CircuLite System technology	$10,800	$10,800

In-process research and development has an indefinite life. At the time the economic life becomes determinable (upon project completion or abandonment) the amount will be amortized over its expected remaining life.

Other Intangible Assets

Other intangible assets, net consisted of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Patents	$8,121	$7,424
Purchased intangible assets
Acquired technology rights	9,925	9,925

	18,046	17,349
Less: Accumulated amortization – Patents	(1,826)	(1,551)
Less: Accumulated amortization – Purchased intangible assets	(3,408)	(2,753)

	$12,812	$13,045

Our other intangible assets are amortized using the straight-line method over their estimated useful lives as follows:

Patents	15 years
Purchased intangible assets
Acquired technology rights	6 to 16 years

Amortization expense for each of the three months ended June 30, 2016 and 2015 was $0.5 million, respectively. Amortization expense for each of the six months ended June 30, 2016 and 2015 was $1.0.

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7. Debt

At June 30, 2016 and December 31, 2015, we had outstanding convertible debt as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Principal amount of the 3.5% convertible senior notes, due 2017	$42,471	$42,471
Deferred financing costs	(3,400)	(3,652)
Unamortized discount	(4,595)	(5,994)

	$34,476	$32,825

Equity component	$7,629	$7,629

Principal amount of the 1.75% convertible senior notes, due 2021	$202,366	$202,366
Deferred financing costs	(246)	(321)
Unamortized discount	(44,489)	(47,781)

	$157,631	$154,264

Equity component	$47,400	$47,400

Interest expense related to our convertible debt consisted of contractual interest due on the principal amount, amortization of the discount and amortization of the portion of the deferred financing costs allocated to the long-term debt component and was included in interest expense in our condensed consolidated statements of operations. For the three and six months ended June 30, 2016 and 2015, interest expense related to our convertible debt was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Coupon rate	$1,257	$1,284	$2,514	$2,542
Amortization of discount	2,371	2,125	4,692	4,193
Amortization of deferred financing costs	165	132	327	242

	$3,793	$3,541	$7,533	$6,977

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The 2017 Notes mature on December 15, 2017, unless earlier repurchased by us or converted. Prior to June 15, 2017, holders may convert their 2017 Notes at their option only upon satisfaction of one or more of the conditions specified in the First Supplemental Indenture relating to (i) the sale price of our common stock, (ii) the trading price per $1,000 principal amount of 2017 Notes or (iii) specified corporate events. On or after June 15, 2017, until the close of business of the business day immediately preceding the date the 2017 Notes mature, holders may convert their 2017 Notes at any time, regardless of whether any of the foregoing conditions have been met. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election.

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of 2017 Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the 2017 Notes is 424,710. The value of these shares, based on the closing price of our common stock on June 30, 2016 of $57.75 per share, was approximately $24.5 million. The fair value of our 2017 Notes as presented in Note 4 was $40.4 million at June 30, 2016.

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

The 2021 Notes mature on December 15, 2021 unless earlier repurchased, redeemed or converted. Prior to the close of business on the business day immediately preceding June 15, 2021, holders may convert their 2021 Notes at their option only under the following circumstances related to: (i) the sale price of our common stock, (ii) the trading price per $1,000 principal amount of 2021 Notes or (iii) specified corporate events, or (iv) if we call the 2021 Notes for redemption, until the close of business on the business day immediately preceding the redemption date. On or after June 15, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of whether any of the foregoing conditions has been met.

Based on the initial conversion rate of 10 shares of our common stock per $1,000 principal amount of 2021 Notes, which corresponds to an initial conversion price of $100.00 per share of our common stock, the number of shares issuable upon conversion of the 2021 Notes is 2,023,660. The value of these shares, based on the closing price of our common stock on June 30, 2016 of $57.75 per share, was approximately $116.9 million. The fair value of our 2021 Notes as presented in Note 4 was $200.3 million at June 30, 2016.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Note Treatment in Medtronic Merger

On June 27, 2016, we announced our entry into a Merger Agreement to be acquired by Medtronic (as summarized in Note 1 above). In connection with the announcement of the Merger Agreement, the Company has issued a notice to the registered holders of, and the trustee for, its 3.50% Convertible Senior Notes due 2017 (the “2017 Convertible Notes”) and its 1.75% Convertible Senior Notes due 2021 (the “2021 Convertible Notes” and, together with the 2017 Convertible Notes, the “Convertible Notes”) pursuant to the requirements of the supplemental indentures (the “Supplemental Indentures”) and related base indenture (as amended and supplemented by the Supplemental Indentures, the “Indenture”) governing the Convertible Notes, notifying the holders of, among other items, the Merger Agreement, the anticipated date of the expected Fundamental Change and Make-Whole Fundamental Change (each as defined in the Supplemental Indentures) as a result of the consummation of the transaction, the anticipated convertibility of the Convertible Notes in connection with such Fundamental Change, the right of holders of the Convertible Notes to require the Company to repurchase such holder’s Convertible Notes in the event of a Fundamental Change and the Company’s intention to enter into a supplemental indenture with respect to the Convertible Notes on or about the Effective Time.

Note 8. Stockholders’ Equity

On January 30, 2014, we filed a shelf registration statement with the SEC on Form S-3. This shelf registration statement allows us to offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering any combination and amount of the securities described in the prospectus contained in the registration statement or in the prospectus supplement filed with respect to a particular offering. An aggregate of 530,816 shares of our common stock were registered for issuance pursuant to various prospectus filings on January 30, 2014 in connection with our acquisition of CircuLite. As of June 30, 2016, there remained 248,872 shares of our common stock reserved for potential issuance in connection with future contingent milestone payments under the terms of the merger agreement.

In the six months ended June 30, 2016, we issued 147,182 shares of our common stock upon the vesting of restricted stock units pursuant to stockholder approved equity plans. There were no options exercised during this period.

In the six months ended June 30, 2015, we issued an aggregate of 1,429 shares of our common stock upon the exercise of stock options and an aggregate of 107,896 shares of our common stock upon the vesting of restricted stock units.

Note 9. Share-Based Compensation

We allocate share-based compensation expense to cost of revenue, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three and six months ended June 30, 2016 and 2015, we recorded share-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenues	$446	$547	$940	$985
Selling, general and administrative	2,160	3,683	4,814	7,132
Research and development	1,602	2,516	2,841	4,605

	$4,208	$6,746	$8,595	$12,722

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Upon receipt of stockholder approval on May 31, 2012, we adopted the HeartWare International, Inc. 2012 Incentive Award Plan (“2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, deferred stock, deferred stock units, stock payments and stock appreciation rights (collectively referred to as “Awards”), to our directors, employees and consultants. At our 2015 Annual Meeting of Stockholders held on June 4, 2015, our stockholders approved an amendment to the 2012 Plan to increase the number of shares of our common stock available for issuance by 1.1 million shares. Under the terms of the 2012 Plan, as amended, the total number of shares of our common stock reserved for issuance under Awards is 2,475,000, provided that the total number of shares of our common stock that may be issued pursuant to “Full Value Awards” (Awards other than options, stock appreciation rights or other Awards for which the holder pays the intrinsic value existing as of the date of grant whether directly or by forgoing a right to receive a payment from the Company) is 2,375,000. As of June 30, 2016, 421,745 shares have been issued upon vesting of Awards issued under the 2012 Plan and Awards with respect to 902,975 shares were issued and outstanding under the 2012 Plan. Subsequent to adoption of the 2012 Plan, no new Awards will be granted under our prior plans. Any outstanding Awards under the prior plans will continue to be subject to the terms and conditions of the plan under which they were granted.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. In the six months ended June 30, 2016 and 2015, we issued 158,940 and 7,000 stock options, respectively.

Information related to options granted under all of our plans at June 30, 2016 and activity in the six months then ended is as follows (certain amounts in U.S.$ were converted from AU$ at the then period-end spot rate):

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual Life	Value
Options	(in thousands)	Price	(Years)	(in thousands)
Outstanding at December 31, 2015	111	$49.20
Granted	159	33.24
Exercised	—	—
Forfeited	(15)	34.63
Expired	—	—

Outstanding at June 30, 2016	255	39.20	7.01	$10,721

Exercisable at June 30, 2016	102	47.08	3.09	$1,982

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The aggregate intrinsic values at June 30, 2016 noted in the table above represent the number of in-the-money options outstanding or exercisable multiplied by the closing price of our common stock traded on NASDAQ less the weighted-average exercise price at period end.

The total intrinsic value of options exercised in the six months ended June 30, 2016 and 2015 was $0 and approximately $0.1 million, respectively. Cash received from options exercised in the six months ended June 30, 2016 and 2015 was $0 and $0.3 million, respectively.

At June 30, 2016, there was approximately $1.6 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested options. This expense is expected to be recognized over a weighted-average period of 1.6 years.

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

Information related to RSUs at June 30, 2016 and activity in the six months then ended is as follows:

	Number of Units	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Restricted Stock Units	(in thousands)	(Years)	(in thousands)
Outstanding at December 31, 2015	623
Granted	310
Vested/Exercised	(147)
Forfeited	(55)
Expired	—

Outstanding at June 30, 2016	731	1.72	$42,195

The aggregate intrinsic value at June 30, 2016 noted in the table above represents the closing price of our common stock traded on NASDAQ multiplied by the number of RSUs outstanding.

At June 30, 2016, 114,022 of the RSUs outstanding were subject to performance-based vesting criteria as described above.

The total intrinsic value of RSUs vested in the six months ended June 30, 2016 and 2015 was approximately $4.9 million and $9.3 million, respectively.

The fair value of each RSU award equals the closing price of our common stock on the date of grant. The weighted-average grant date fair value per share of RSUs granted in the six months ended June 30, 2016 and 2015 was $33.28 and $88.96, respectively.

At June 30, 2016, we had approximately $21.5 million of unrecognized compensation expense related to non-vested RSU awards, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 1.8 years.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Common shares issuable upon:
Conversion of convertible senior notes	2,449	2,449	2,449	2,449
Exercise or vesting of share-based awards	986	873	986	873

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

Product sales by geographic location were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
United States	$40,984	$42,922	$74,332	$85,111
Germany	10,602	13,072	21,275	25,813
International, excluding Germany	17,134	17,575	28,187	32,666

	$68,720	$73,569	$123,794	$143,590

As a significant portion of our revenue is generated outside of the United States, we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the United States. The government of Turkey experienced a recent coup attempt, the impact of which cannot be assessed at this time. Sales to customers in Turkey account for approximately 2-3% of our worldwide sales, or approximately 6-8% of our international sales outside Germany.

The “Brexit” referendum, whereupon Britain voted to leave the European Economic Community (EU), the future impact of which cannot be assessed at this time. Sales to customers in Britain also account for approximately 2-3% of our worldwide sales, or approximately 6-8% of our international sales outside Germany.

For the three and six months ended June 30, 2016 and 2015, no customer exceeded 10% of product sales individually.

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

HEARTWARE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

At June 30, 2016, we had purchase order commitments of approximately $41.5 million related to product costs, supplies, services and property, plant and equipment purchases. Many of our materials and supplies require long lead times. Our purchase order commitments reflect materials that may be received up to one year from the date of order.

In addition, we have entered into employment agreements with all of our executive officers. These contracts, which may be amended from time to time, do not have a fixed term and are constructed on an at-will basis. Some of these contracts provide executives with the right to receive certain additional payments and benefits if their employment is terminated including after a change of control, as defined in these agreements.

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

Contingent Consideration and Milestone Payments

In December 2013, we acquired CircuLite using a combination of cash, stock and post-acquisition milestone and royalty payments. The post-acquisition payments are payable based upon the achievement of CircuLite-related revenue and certain specified performance milestones over periods ranging from 8-10 years subsequent to the acquisition date. The maximum amount of the aggregate post-acquisition payments could be $300 million. As of June 30, 2016, the fair value of the contingent consideration was estimated to be $13.5 million (see Note 4).

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

On January 22, 2016, the St. Paul Teachers’ Retirement Fund Association filed a putative class action complaint (the “Complaint”) in the United States District Court for the Southern District of New York against the Company on behalf of all persons and entities who purchased or otherwise acquired shares of the Company from June 10, 2014 through January 11, 2016 (the “Class Period”). The Complaint was amended on June 29, 2016 and claims the Company and one of our executives violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about, among other things, the Company’s response to the June 2014 FDA warning letter, the development of the MVAD System and the acquisition of Valtech. The Complaint seeks to recover damages on behalf of all purchasers or acquirers of the Company’s stock during the Class Period. The Company intends to vigorously defend itself against these claims. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. As a result we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

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

Note 13. Subsequent Events

We have evaluated events and transactions that occurred subsequent to June 30, 2016 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. Except for those items noted below, we did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

On July 25, 2016, HeartWare submitted for European regulatory approval of its next-generation controller, and plans to submit the new controller for approval in the United States in August 2016 with other jurisdictions to follow. The new controller is expected to be available for shipment following the Company’s receipt of regulatory marketing approvals which may take up to one year to complete.

Upon the approval of its new controller in each jurisdiction, the Company intends to enact a voluntary plan to replace existing controllers in the field on a free-of-charge basis. The new controller is designed to provide enhancements over the Company’s current controller, and is expected to result in improved performance.

As of July 25, 2016, if the next generation controller is approved, the Company estimates that it will incur a charge of approximately $24 million to $27 million under the controller replacement program, representing the estimated replacement cost of existing controllers in the field. This charge will be recognized upon the first regulatory approval of the new controller, which is expected to occur prior to December 31, 2016. Also, effective with the regulatory submission, the Company will defer approximately 7% of the average per-system selling price of an HVAD System to account for the implied controller replacement included in ongoing sale arrangements. The deferred revenue will be recognized in income when the new replacement controller is shipped to customers in the future.

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

In November 2012, we received approval from the FDA for the HVAD System as a bridge-to-heart-transplantation in patients with end-stage heart failure. The HVAD System has been available in the European Union since receiving CE marking in 2009. In May 2012, we received an expanded European label for long-term use of the HVAD System in all patients at risk of death from refractory, end-stage heart failure. As of June 30, 2016, there have been over 11,000 implants of the HVAD System in patients at 340 health care sites in 47 countries.

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

In August 2015, we completed enrollment of ENDURANCE2, a supplemental trial to study the clinical benefits of enhanced management of mean arterial pressure in patients with an HVAD System. In ENDURANCE2, HeartWare enrolled 310 patients receiving the HVAD System, as well as 155 control patients using a 2:1 randomization consistent with the original ENDURANCE protocol. HeartWare intends to incorporate the data from both ENDURANCE and ENDURANCE2 into an anticipated Premarket Approval Supplement Application seeking approval of the HVAD System for a destination therapy indication.

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

Pending Transaction with Medtronic

On June 27, 2016, we announced that we entered into an agreement to be acquired by Medtronic summarized in Note 1 of Notes to Condensed Consolidated Financial Statements. If the Merger is consummated, we will become a wholly-owned subsidiary of Medtronic. Accordingly this Quarterly Report on Form 10-Q, which assumes we remain a standalone business, should be read with the understanding that, should the Merger be completed, Medtronic will have the power to control the conduct of our business.

Amended and Restated Bylaws

On June 26, 2016, the Company board amended and restated our bylaws (the “Bylaws”) with immediate effect. The Bylaws were amended and restated to provide that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or the Company’s Certificate of Incorporation (the “Certificate”) or Bylaws, (iv) any action to interpret, apply, enforce or determine the validity of the Certificate or the Bylaws or (v) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware, or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the Superior Court of the State of Delaware.

Summary of Recent Financial Performance

Second quarter 2016 total revenue improved by 25% compared to the first quarter of 2016, including sequential improvements of 23% and 28%, in U.S. and International sales, respectively. Revenue in the U.S. reflected a rebound in bridge-to-transplantation activity following relatively light implant volumes in the first quarter, and international revenue improved as a result on an increase in implant activity in key regions outside of Germany, while German implant activity was relatively stable compared to the first quarter of 2016. These results are indicative of volatility we may experience in any given quarter due to variability in patient implants, as well as factors including competitive launches and clinical trial activities, and are not necessarily indicators of long-term trends.

Total revenue decreased 7% to $68.7 million for the quarter ended June 30, 2016 compared to $73.6 million during the second quarter of 2015. U.S. revenue decreased by 5% on a unit sales decline of 5%, while international revenue decreased by 19% corresponding to a decrease in international unit sales of 10%. Comparative second quarter revenue was impacted by completion of enrollment in our ENDURANCE2 clinical trial in August 2015, increased competition from a competitor’s international launch of a new device and continuing enrollment of a competitor’s U.S. IDE study for its new device. Currency changes favorably impacted total revenue by $0.2 million, or approximately 0.3%, during the second quarter of 2016.

A total of 715 HVAD Systems were sold during the second quarter of 2016, compared to 578 units sold during the first quarter of 2016 and 773 units sold in the second quarter of 2015, reflecting the ongoing commercial launch of a competitive product internationally and clinical trials in the U.S. Due to these activities we anticipate that our quarterly revenue and market share may be subject to greater volatility in the near-term. As of June 30, 2016, we had 134 customers in the United States and 196 customers internationally.

We realized an increase in gross margin percentage, to 65.3% in the second quarter of 2016 compared to 58.2% in the first quarter of 2016. This increase compared to the first quarter of 2016 was primarily a result of increased sales and a $2.3 million field action charge related to the anticipated replacement of certain controllers that was recorded in the first quarter. Our gross margin percentage of sales for the second quarter of 2016 decreased compared to 65.7% in the second quarter of 2015 and was primarily attributable to a decrease in sales.

Combined selling, general, administrative, research and development expenses in the second quarter of 2016 increased to $51.3 million, compared to $47.3 million in the first quarter of 2016. The majority of the increase over the first quarter of 2016 was due to $2.7 million of Medtronic-related transaction expenses. Combined operating expenses decreased $4.9 million compared to $56.2 million in the second quarter of 2015, reflecting our intention to narrow the focus of research and development investments with an emphasis on making corrections to MVAD, further enhancing HVAD’s pump and peripherals performance and early submission for a PMA approval of HVAD for destination therapy.

Second quarter operating expenses included $0.6 million of expense associated with a change in the estimated fair value of contingent consideration obligations related to our acquisition of CircuLite, and $0.3 million of acquired intangible asset amortization compared to $2.2 million and $0.4 million, respectively in the second quarter of 2015.

These summary results are more fully described in Results of Operations below.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to adopt various accounting policies and to make estimates and assumptions in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on February 26, 2016. During the six months ended June 30, 2016, there were no significant changes to any of our significant accounting policies.

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

Results of Operations

Three and six months ended June 30, 2016 and 2015

Revenue, net

In the three and six months ended June 30, 2016 and 2015, we generated revenue through commercial sales and clinical trials.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
United States	$40,984	$42,922	(5)%	$74,332	$85,111	(13)%
International	27,736	30,647	(10)%	49,462	58,479	(15)%

Total	$68,720	$73,569	(7)%	$123,794	$143,590	(14)%

Total revenue was $68.7 million for the quarter ended June 30, 2016, reflecting a 5% decrease in revenue in the United States due to completion of the Company’s ENDURANCE2 clinical trial in the third quarter of 2015 and increased competition from a competitor’s clinical trial, as well as a 10% decrease in our international revenue due, in part, to increased competition from a competitor’s launch of a new device. Currency changes favorably impacted total revenue growth by approximately $0.2 million, or 0.3%, during the second quarter of 2016.

Our U.S. revenue was $41.0 million for the quarter ended June 30, 2016 compared to $42.9 million during the quarter ended June 30, 2015. A total of 371 pumps were sold in the U.S. during the second quarter of 2016 compared to 391 pumps sold in the same period of 2015. While U.S. revenue trailed the prior year quarter due clinical trial and competitive reasons, revenue in the U.S. reflected a rebound in bridge-to-transplantation activity following relatively light implant volume in the first quarter. U.S. revenue in the period ended June 30, 2015 included revenue from 45 HVAD Systems sold under the Company’s ENDURANCE2 clinical trial.

Our international revenue was $27.7 million for the quarter ended June 30, 2016 compared to $30.6 million during the quarter ended June 30, 2015. A total of 344 pumps were sold internationally during the second quarter of 2016 compared to 382 pumps sold in the same period of 2015. While international revenue trailed the prior year quarter primarily due to competitive European market conditions, international revenue for the second quarter of 2016 increased compared to the first quarter of 2016, as market activity increased in Europe.

In the second quarter ended June 30, 2016, approximately 40% of our net revenue was denominated in foreign currencies including principally the Euro and British pound, which was relatively unchanged compared to the same period in 2015. Movements in foreign currency exchange rates have had an effect on our reported revenue amounts in the past and could have a significant favorable or unfavorable impact on our reported revenue amounts in the future.

We intend to generate and grow commercial revenue from product sales as we further expand our sales and marketing efforts on a global basis. Future product sales are dependent on many factors, including perception of product performance, competition and market acceptance among physicians, patients, health care payers and the medical community as well as our capacity to meet customer demand by manufacturing sufficient quantities of our products.

Cost of Revenue

Cost of revenue includes costs associated with manufacturing and distributing our products and consists of direct materials, labor and overhead expenses allocated to the manufacturing process, provisions for excess or obsolete inventory, and shipping costs. Cost of revenue totaled approximately $46.8 million and $47.3 million in the six months ended June 30, 2016 and 2015, respectively.

Gross profit and gross margin percentage are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Gross profit	$44,894	$48,341	$76,947	$96,322
Gross margin %	65.3%	65.7%	62.2%	67.1%

The decrease in gross margin percentage for the six months ended June 30, 2016, compared to the same period in 2015, was primarily a result of field action costs of $3.2 million, and decreased sales volume.

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

	For the Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$22,780	$22,247	2%	$44,254	$44,176	0%
% of operating expenses, excluding changes in fair value of contingent consideration	45%	41%		45%	41%

The increase of $0.5 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily due to $2.7 million of Medtronic-related transaction costs and $1.0 million of increased personnel-related costs, partially offset by a $0.9 million reduction in expenses associated with the suspension of the medical device excise tax, $1.5 million reduction in stock-based compensation expense and a reduction in all other expenses of $0.7 million.

The increase of $0.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 includes $2.7 million of Medtronic-related transaction costs and $2.1 million of personnel-related costs. Offsetting expense decreases include approximately $0.7 million of CircuLite-related restructuring charges in 2015 resulting from lease exit costs, contract termination costs, severance costs and asset impairment charges, non-cash share-based compensation expense of $2.3 million and a $1.8 million reduction in expenses associated with the suspension of the medical device excise tax. All other operating expenses increased by approximately $0.2 million.

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

	For the Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Research and development expenses	$27,878	$31,702	-12%	$53,099	$62,969	-16%
% of operating expenses, excluding changes in fair value of contingent consideration	55%	59%		55%	59%

The net decrease of $3.8 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 resulted from a decrease in overall research and development project expenses of $1.6 million, clinical trial costs of $1.4 million and share-based compensation of $0.9 million. All other expenses net to a decrease of 0.1 million. In general, these decreases reflect our intention to narrow the focus of research and development investments with an emphasis on making corrections to MVAD, further enhancing HVAD’s pump and peripherals performance and working toward early submission for a PMA approval of HVAD for destination therapy.

The net decrease of $9.9 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 resulted primarily from decreases in overall research and development project expenses of $4.3 million, clinical trial costs of $1.9 million, non-cash share-based compensation expense of $1.8 million and restructuring costs of $2.2 million. All other expenses resulted in an increase of $0.3 million. The restructuring charges associated with the CircuLite acquisition were $0 and $2.2 million in the six months ended June 30, 2016 and 2015, respectively. The charges recorded in 2015 included fixed asset impairment, contract termination fees, severance costs and lease exit costs in connection with our decision to cease activities at our facility in Aachen, Germany.

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

Change in Fair Value of Contingent Consideration

On December 1, 2013, we acquired CircuLite, Inc. using a combination of cash and stock. In addition to initial consideration paid at closing, the former CircuLite security-holders may be entitled to receive additional shares of HeartWare common stock (or cash, in certain cases, at our discretion) upon the achievement of certain specified performance milestones and royalty payments. We calculate the estimated fair value of the contingent consideration on a quarterly basis.

In the three months ended June 30, 2016, we recorded a $0.6 million charge for the increase in the estimated fair value of the contingent consideration since March 31, 2016. In the six months ended June 30, 2016, we recorded a $1.2 million adjustment for the increase in the estimated fair value of the contingent consideration since December 31, 2015. The change in the fair value of the contingent consideration in the three and six months ended June 30, 2016 was due to the effect of the passage of time on the fair value measurement.

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

Foreign Exchange

We generate a substantial portion of our revenue and collect receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against the Euro, British Pound and Australian dollar can result in foreign currency exchange gains and losses that may significantly affect our financial results. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. The “Brexit” referendum, whereupon Britain voted to leave the European Economic Community (EU), caused the British Pound to fall approximately 10% against the U.S. dollar. This decline may have an ongoing negative impact on our United Kingdom sales, which comprised approximately 7% of our first half 2016 international revenues.

In the three months ended June 30, 2016, our net foreign exchange loss totaled approximately $1.4 million, compared to a net gain of approximately $0.8 million in the same period of 2015.

In the six months ended June 30, 2016, our net foreign exchange loss totaled approximately $0.5 million, compared to net foreign exchange losses of approximately $2.9 million in the same period of 2015.

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

In the three months ended June 30, 2016, interest expense was approximately $3.8 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes and $2.5 million of non-cash amortization of the discount and deferred financing costs.

In the three months ended June 30, 2015, interest expense was approximately $3.5 million, which included $1.3 million of interest incurred on the principal amount of the convertible notes and $2.2 million of non-cash amortization of the discount and deferred financing costs.

In the six months ended June 30, 2016, interest expense was approximately $7.5 million, which included $2.5 million of interest incurred on the principal amount of the convertible notes at the stated coupon rates and $5.0 million of non-cash amortization of the discount and deferred financing costs.

In the six months ended June 30, 2015, interest expense was approximately $7.0 million, which included $2.6 million of interest incurred on the principal amount of the convertible notes at the stated coupon rates and $4.4 million of non-cash amortization of the discount and deferred financing costs.

Investment Income, net

Investment income is primarily derived from the outstanding Valtech Convertible Notes, financial investments and cash and short-term deposit accounts held in the U.S. The amortization of premium on our financial investments is also included in investment income, net. Investment income, net was approximately $0.9 million and $1.6 million, respectively, in the three and six months ended June 30, 2016, compared to $0.1 million and $0.3 million, respectively, in the same period in the prior year, the increase of which is primarily due to net interest related to the outstanding Valtech Convertible Notes. We continue to experience low interest rates on our deposits and available-for-sale investments.

Income Taxes

We are subject to taxation in the United States and jurisdictions outside of the United States. These jurisdictions have different marginal tax rates. Foreign earnings are considered to be permanently reinvested in operations outside the U.S. and therefore are not subject to U.S. income taxes until repatriated. As of December 31, 2015, we had no unrepatriated foreign earnings. We have incurred significant U.S. losses since inception, however, changes in issued capital and share ownership, as well as other factors, may limit our ability to utilize any net operating loss carry-forwards, and therefore a 100% valuation allowance has been recorded against our net deferred tax assets in the United States and Australia. For the three and six months ended June 30, 2016, our tax provision includes estimated foreign taxes in jurisdictions where wholly owned subsidiaries may be subject to current taxes.

Liquidity and Capital Resources

As of June 30, 2016, our cash and cash equivalents combined with short-term available-for-sale investments were approximately $185.0 million as compared to $243.6 million at December 31, 2015.

Following is a summary of our cash flow activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(25,387)	$(2,501)
Net cash (used in) provided by investing activities	(20,628)	2,842
Net cash provided by financing activities	—	75,659
Effect of exchange rate changes on cash and cash equivalents	209	2,276

Net (decrease) increase in cash and cash equivalents	$(45,806)	$78,276

Cash Used in Operating Activities

For the six months ended June 30, 2016, cash used in operating activities included a net loss of approximately $28.3 million, adjustments for non-cash items totaling $19.4 million and cash used in working capital of $16.5 million. The net loss was driven by normal operating activities including the sale of the HVAD System in the United States and abroad, a charge for the increase in the fair value of contingent consideration, interest expense and foreign exchange losses. Adjustments for non-cash items primarily consisted of $8.6 million of share-based compensation, $4.1 million of depreciation and amortization on long-lived assets, $4.7 million of amortization of the discount on our convertible notes and $1.2 million for the increase in the fair value of contingent consideration related to the CircuLite acquisition. The decrease in cash from changes in working capital primarily included $11.7 million for the decrease in accrued liabilities driven by various field actions and payout of 2015 bonuses, an increase in accounts receivable of $3.1 million primarily due to increased revenues, and an increase in prepaid expenses and other assets of $3.6 million due to inventory prepayments and long-term receivables. These amounts were partially offset by a decrease in inventories of $2.3 million.

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

Cash Used in Investing Activities

In the six months ended June 30, 2016, net cash used in investing activities included loans to Valtech aggregating $31.0 million, net maturities of securities aggregating $13.2 million, $2.4 million to acquire property, plant and equipment and $0.7 million for intellectual property.

In the six months ended June 30, 2015, net cash provided by investing activities included maturities of available-for-sale securities (net of purchases) aggregating $5.5 million. This amount was partially offset by cash usages of $2.1 million to acquire property, plant and equipment and $0.8 million for intellectual property.

Cash Provided by Financing Activities

In the six months ended June 30, 2015, cash provided by financing activities was primarily the result of the net cash proceeds from the issuance of our 1.75%, 2021 Notes. In May 2015, we issued our 1.75%, 2021 Notes with an aggregate principal amount of $202.4 million in exchange for a portion of our outstanding 3.5%, 2017 Notes with an aggregate principal amount $101.3 million and net cash proceeds of approximately $75.5 million, after paying offering costs. Interest on the 2021 Notes is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The 2021 Notes will mature on December 15, 2021, unless earlier repurchased by the Company, converted, or redeemed.

The exercise of stock options in the six months ended June 30, 2016 and 2015 resulted in cash proceeds of approximately $0 million and $0.03 million, respectively.

Operating Capital and Capital Expenditure Requirements

We have incurred operating losses to date and anticipate that we will continue to consume cash and incur substantial net losses as we expand our sales and marketing capabilities, develop new products and seek regulatory approvals for expanded indications of the HVAD System in the United States. For the remainder of 2016, cash on hand is expected to be used primarily to fund our ongoing operations, including:

•	expanding our sales and marketing capabilities on a global basis;

•	growing market penetration, particularly in the U.S.;

•	continued product development, including development of the MVAD pump and Pal controller;

•	preclinical and clinical costs relating to the MVAD pump, and clinical trials related to expanded indications of the HVAD System;

•	post-approval monitoring related to the HVAD System;

•	regulatory and other compliance functions, including activities to enhance our quality systems in response to the warning letter we received from the FDA in June 2014;

•	replacement of product in the field as a result of ongoing and potential future field actions;

•	responding to litigation claims;

•	expand work-in-process and finished goods inventory to support ongoing operations;

•	strategic activities intended to expand our access to new technologies;

•	transaction costs associated with Medtronic merger

•	planned investments in infrastructure to support our growth; and

•	general working capital.

Our convertible notes bear interest at a rate of 1.75% or 3.5% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. To date, all interest payments have been paid on a timely basis. Based on the outstanding principal amount of our convertible senior notes at June 30, 2016, the next semi-annual interest payment is due on December 15, 2016 and will be approximately $2.5 million. This amount is expected to be paid from cash on hand if the notes are not earlier redeemed.

We believe cash on hand and investment balances as of June 30, 2016 are sufficient to support our planned operations for at least the next twelve months. At June 30, 2016, approximately $3.9 million of our cash on hand was held in foreign locations, including Australia, Germany and the United Kingdom. To date, the Company has not had unremitted foreign earnings and has not incurred U.S. federal and state income taxes related to repatriated earnings. As our operations in our foreign subsidiaries grow, we may generate foreign earnings. Any repatriation of those earnings to the United States would likely result in us incurring federal and state income taxes. We currently plan to permanently reinvest any earnings of our foreign subsidiaries.

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

Contractual Obligations

With the exception of the items discussed below during the six months ended June 30, 2016, there were no material changes outside the ordinary course of business to material contractual obligations provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and included in our 2015 Annual Report on Form 10-K filed with the SEC on February 26, 2016.

Pending Transaction with Medtronic

On June 27, 2016, we announced that we entered into an agreement to be acquired by Medtronic summarized in Note 1 of Notes to Condensed Consolidated Financial Statements.

Amendments to Employment Agreements

On June 26, 2016, the Company and Heartware, Inc., the Company’s wholly-owned subsidiary, entered into letter amendments (“Letter Amendments”) to the employment agreements with each of the Company’s senior officers. Pursuant to the Letter Amendments, the amount of severance payable to each senior officer if he or she is terminated without “Cause” or for “Good Reason” coincident with or within 18 months after a “Change in Control” (each as defined in the applicable employment agreement) is calculated based on the officer’s current base salary plus current target annual cash bonus assuming 100% corporate and individual achievement. Prior to the letter amendments, the amount payable upon such a termination of employment was calculated based on current base salary plus the amount most recently paid as an annual bonus. This description is qualified in its entirety by reference to the copies of the Letter Amendments filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, and 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2016.

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

Market Risk

As a significant portion of our revenue is generated outside of the United States, we are dependent on favorable economic and regulatory environments for our products in Europe and other countries outside of the United States. Recently events in Turkey, which accounts for 2-3% our worldwide sales, where the government experienced a recent coup attempt and Britain, which also accounts for 2-3% of our worldwide sales, where the “Brexit” referendum resulted in Britain voting to leave the European Economic Community (EU), may have future impacts which cannot be assessed at this time.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 22, 2016, the St. Paul Teachers’ Retirement Fund Association filed a putative class action complaint (the “Complaint”) in the United States District Court for the Southern District of New York against the Company on behalf of all persons and entities who purchased or otherwise acquired shares of the Company from June 10, 2014 through January 11, 2016 (the “Class Period”). The Complaint was amended on June 29, 2016 and claims the Company and one of our executives violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about, among other things, the Company’s response to the June 2014 FDA warning letter, the development of the MVAD System and the acquisition of Valtech. The Complaint seeks to recover damages on behalf of all purchasers or acquirers of the Company’s stock during the Class Period. The Company intends to vigorously defend itself against these claims. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. As a result we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

ITEM 1A. RISK FACTORS

The following risk factors are either risk factors related to the proposed acquisition of the Company by Medtronic, new risk factors, or have been modified since our most recent annual report. In addition to the information set forth in this report you should carefully consider the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 26, 2016.

Failure to complete, or delays in completing, the transaction with Medtronic announced on June 27, 2016.

On June 27, 2016, Medtronic, Inc. (“Medtronic”), a Minnesota corporation, Medtronic Acquisition Corp. (“Purchaser”), a Delaware corporation and a wholly-owned subsidiary of Medtronic, and HeartWare entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Medtronic would acquire HeartWare. A copy of the Merger Agreement was filed as Exhibit 2.1 to HeartWare’s Current Report on Form 8-K, which was filed with the SEC on June 27, 2016. Pursuant to the Merger Agreement, on July 26, 2016, Medtronic and Purchaser commenced a tender offer to purchase all of the outstanding shares of HeartWare common stock at a price of $58.00 per share (the “Offer Price”), paid to the holder in cash, without interest upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 26, 2016 and in the related Letter of Transmittal (the “Offer”).

The Merger Agreement provides that, among other matters, as soon as practicable after the acquisition of shares of common stock pursuant to the Offer, and the satisfaction or waiver of certain conditions in the Merger Agreement, Purchaser will merge with and into HeartWare with HeartWare surviving as a wholly owned subsidiary of Parent pursuant to Delaware General Corporation Law (“DGCL”) Section 251(h) (the “Merger”). Because the Merger will be governed by Section 251(h) of the DGCL, no stockholder vote will be required to consummate the Merger. HeartWare does not expect there to be a significant period of time between the consummation of the Offer and the consummation of the Merger. At the effective time of the Merger (the “Effective Time”), each share of HeartWare common stock issued and outstanding immediately prior to the Effective Time (other than Shares (i) owned by the Company as treasury stock, (ii) owned by Parent or Purchaser, or (iii) held by a holder who is entitled to demand and properly demands appraisal for such shares of common stock in accordance with Section 262 of the DGCL shall, by virtue of the Merger and without any action on the part of the holder thereof, be automatically cancelled and converted into the right to receive an amount in cash, payable to the holder thereon, without any interest thereon, equal to the Offer Price, on the terms and conditions set forth in the Merger Agreement. The Offer is described in a Tender Offer Statement on Schedule TO filed by Medtronic and Purchaser with the SEC on July 26, 2016. Also on July 26, 2016, HeartWare filed a Schedule 14D-9 containing, among other this, the HeartWare board’s recommendation that all holders of HeartWare common stock accept the Offer, tender their shares of common stock pursuant to the Offer and, if required by applicable law, adopt the Merger Agreement and approve the Merger related to the Offer. Investors and security holders are urged to carefully read these documents and the other documents relating to the transactions contemplated by the Merger Agreement when they become available because these documents will contain important information relating to the Offer and related transactions. Investors and security holders may obtain a free copy of these documents, and other annual, quarterly and special reports and other information filed with the SEC by HeartWare or Medtronic for no charge, at the SEC’s website at www.sec.gov or by contacting HeartWare’s investor relations department at HeartWare International, Inc., 500 Old Connecticut Path, Framingham, MA 01701, Attention: Investor Relations.

At the Effective Time, (i) each outstanding and unexercised option granted under an equity plan of the Company (whether vested or unvested) will be automatically cancelled and the option holder will be entitled to receive a cash payment from the Company in an amount equal to the product of the excess, if any, of the Merger Consideration over the exercise price of each such option and the number of unexercised shares subject to such option immediately prior to the Effective Time, less any required withholding of taxes and (ii) each outstanding restricted stock units granted under an equity plan of the Company will be automatically cancelled, and the holder of the restricted stock unit will be entitled to receive a cash payment in an amount equal to the product of the Merger Consideration and the number of shares underlying such restricted stock unit as of immediately prior to the Effective Time (assuming achievement of all performance milestones in the case of restricted stock units that are subject to performance-based vesting), less any required withholding of taxes.

The Offer is not subject to a financing condition. The Offer is conditioned upon, among other things, (a) there being validly tendered pursuant to the Offer and not properly withdrawn prior to the Expiration Date a number of shares of HeartWare common stock that when added to the shares already owned by Medtronic, Purchaser or any wholly owned subsidiaries of their ultimate parent constitutes a majority of the then outstanding shares of HeartWare common stock (the “Minimum Condition”), and (b) approvals under applicable antitrust laws in Austria, Germany and Spain being obtained. The Offer was also conditioned on the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, having expired or been terminated. The applicable waiting period expired on July 25, 2016. The “Expiration Date” means the end of the day, immediately after 11:59 p.m. Eastern time on August 22, 2016, which is the date that is 20 business days following the commencement of the Offer, unless the Offer is extended in accordance with the terms of the Merger Agreement.

The Merger Agreement includes customary representations, warranties and covenants of HeartWare and Medtronic. HeartWare has agreed to operate its business and the business of its subsidiaries in the ordinary course of business consistent with past practices through the Effective Time. The Merger Agreement provides for the Company to pay a termination fee of approximately $27.5 million to Medtronic if HeartWare terminates the Merger Agreement under certain conditions defined in the Merger Agreement.

The summary of the Merger Agreement and the descriptions of the terms and conditions to the Offer contained in the Offer to Purchase do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement and the Offer.

We cannot assure at this time that the parties will be able to complete the Offer and Merger as contemplated under the Merger Agreement or at all. Risks related to the pending status of the transaction, and/or failure to complete the transaction, include the following:

• The possibility that the Merger might not be consummated, and the risks and costs to the Company in such event, including the diversion of management and employee attention and the potential disruptive effect on business and customer relationships, stock price and ability to attract and retain key management personnel and employees;

• The Company will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs related to the Merger, whether or not it is consummated;

• The Merger Agreement contains “no solicitation” provisions that, subject to certain limited exceptions, restrict our ability to initiate, solicit, or knowingly encourage, facilitate or engage in any negotiations, inquiries or discussions with respect to any third party proposals for the acquisition of our common stock or to pursue an unsolicited offer;

• The Company may be required to pay a termination fee of approximately $27.5 million to Medtronic if the Company terminates the Merger Agreement under certain conditions, which may deter third parties that might be interested in exploring an acquisition of the Company;

• The attention of Company management and employees may be diverted from day-to-day operations during the period up to the completion of the Merger;

• The Company’s business, including both ordinary course and other transactions, may be disrupted as a result of the announcement of the Offer and Merger and the likelihood of litigation arising in connection with the Merger;

• Our ability to attract and retain key management personnel and employees may be harmed by uncertainties associated with the Merger;

• Our executive officers and members of our board may be deemed to have interests in the Merger that may be different from or in addition to those of our stockholders, generally, which may create potential conflicts of interest; and

• Under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the Merger, including generally requiring the Company to conduct its business only in the ordinary course, subject to specified limitations, and that the Company will not undertake various actions related to the conduct of its business without the prior written consent of Purchaser, which may delay or prevent the Company from responding to changing market and business conditions and could adversely affect our ability to conduct business as we otherwise could have done without these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the six months ended June 30, 2016.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of June 27, 2016, by and among Medtronic, Inc., Medtronic Acquisition Corp. and HeartWare International, Inc. (incorporated by reference to Exhibit 2.1 to HeartWare’s Current Report on Form 8-K filed with the SEC on June 27, 2016).

3.1	Amended and Restated Bylaws of HeartWare International, Inc., effective June 26, 2016 (incorporated by reference to Exhibit 3.1 to HeartWare’s Current Report on Form 8-K filed with the SEC on June 27, 2016).

10.1	Letter Amendment between the Company and Heartware, Inc. and Douglas Godshall, dated June 26, 2016 (incorporated by reference to Exhibit 10.1 to HeartWare’s Current Report on Form 8-K filed with the SEC on June 27, 2016).

10.7	Letter Amendment between Heartware, Inc. and James Schuermann, dated June 26, 2016 (incorporated by reference to Exhibit 10.7 to HeartWare’s Current Report on Form 8-K filed with the SEC on June 27, 2016).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and three and six months ended June 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTWARE INTERNATIONAL, INC.

Date: July 28, 2016	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2016	/s/ Peter F. McAree
Peter F. McAree
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of June 27, 2016, by and among Medtronic, Inc., Medtronic Acquisition Corp. and HeartWare International, Inc. (incorporated by reference to Exhibit 2.1 to HeartWare’s Current Report on Form 8-K filed with the SEC on June 27, 2016).

3.1	Amended and Restated Bylaws of HeartWare International, Inc., effective June 26, 2016 (incorporated by reference to Exhibit 3.1 to HeartWare’s Current Report on Form 8-K filed with the SEC on June 27, 2016).

10.1	Letter Amendment between the Company and Heartware, Inc. and Douglas Godshall, dated June 26, 2016 (incorporated by reference to Exhibit 10.1 to HeartWare’s Current Report on Form 8-K filed with the SEC on June 27, 2016).

10.7	Letter Amendment between Heartware, Inc. and James Schuermann, dated June 26, 2016 (incorporated by reference to Exhibit 10.7 to HeartWare’s Current Report on Form 8-K filed with the SEC on June 27, 2016).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and three and six months ended June 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement